Form 10-Q
period 2006-03-31
Williams Partners L.P.
filed 2006-05-02
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☑
     The registrant had 7,006,146 common units and 7,000,000 subordinated units outstanding as of May 1, 2006.

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
     Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:
•	We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	Because of the natural decline in production from existing wells and competitive factors, the success of our gathering and transportation businesses depends on our ability to connect new sources of natural gas supply, which is dependent on factors beyond our control, including Discovery’s ability to complete its Tahiti lateral expansion project. Any decrease in supplies of natural gas could adversely affect our business and operating results.

•	Our processing, fractionation and storage businesses could be affected by any decrease in the price of natural gas liquids or a change in the price of natural gas liquids relative to the price of natural gas.

•	Williams’ revolving credit facility and Williams’ public indentures contain financial and operating restrictions that may limit our access to credit. In addition, our ability to obtain credit in the future will be affected by Williams’ credit ratings.

•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

•	Even if unitholders are dissatisfied, they cannot currently remove our general partner without its consent.

•	You may be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

•	Lower natural gas and oil prices could adversely affect our fractionation and storage businesses.

•	We depend on certain key customers and producers for a significant portion of our revenues and supply of natural gas and natural gas liquids. The loss of any of these key customers or producers could result in a decline in our revenues and cash available to pay distributions.

•	If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and natural gas liquids or to treat natural gas, our revenues and cash available to pay distributions could be adversely affected.

•	Our operations are subject to operational hazards and unforeseen interruptions for which we may or may not be adequately insured.
     Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Item 1A of our annual report on Form 10-K filed March 3, 2006. The forward-looking statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per-unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Storage	$5,105	$4,388
Fractionation	3,953	2,430
Gathering	733	880
Product sales:
Affiliate	6,141	2,829
Third-party	—	63
Other	1,131	779

Total revenues	17,063	11,369

Costs and expenses:
Operating and maintenance expense:
Affiliate	4,000	2,653
Third-party	3,691	3,075
Product cost	5,723	2,735
Depreciation and accretion	900	905
General and administrative expense:
Affiliate	1,415	687
Third-party	533	19
Taxes other than income	207	192

Total costs and expenses	16,469	10,266

Operating income	594	1,103

Equity earnings – Discovery Producer Services	3,781	2,212
Interest expense:
Affiliate	(15)	(2,805)
Third-party	(221)	(199)
Interest income	70	—

Net income	$4,209	$311

Allocation of 2006 net income:
Net income	$4,209
Allocation of net loss to general partner	(689)

Allocation of net income to limited partners	$4,898

Basic and diluted net income per limited partner unit:
Common units	$0.35
Subordinated units	0.35

Weighted average number of units outstanding:
Common units	7,006,146
Subordinated units	7,000,000
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$4,315	$6,839
Accounts receivable:
Trade	1,424	1,840
Other	1,524	2,104
Gas purchase contract — affiliate	5,155	5,320
Product imbalance	295	760
Other current assets	1,370	1,133

Total current assets	14,083	17,996

Investment in Discovery Producer Services	149,641	150,260
Property, plant and equipment, net	68,239	67,931
Gas purchase contract — noncurrent — affiliate	3,565	4,754

Total assets	$235,528	$240,941

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$3,269	$3,906
Affiliate	2,378	4,729
Deferred revenue	222	3,552
Accrued liabilities	2,718	2,373

Total current liabilities	8,587	14,560

Environmental remediation liabilities	3,964	3,964
Other noncurrent liabilities	763	762
Commitments and contingent liabilities (Note 5)
Partners’ capital	222,214	221,655

Total liabilities and partners’ capital	$235,528	$240,941

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Thousands)
OPERATING ACTIVITIES:
Net income	$4,209	$311
Adjustments to reconcile to cash provided (used) by operations:
Depreciation and accretion	900	905
Amortization of gas purchase contract — affiliate	1,354	—
Distributions in excess of / (undistributed) equity earnings of Discovery Producer Services	619	(2,212)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	996	678
Other current assets	(237)	(45)
Accounts payable	(3,028)	(1,495)
Accrued liabilities	345	(209)
Deferred revenue	(3,330)	(3,200)
Other, including changes in noncurrent liabilities	567	1,212

Net cash provided (used) by operating activities	2,395	(4,055)

INVESTING ACTIVITIES:
Capital expenditures	(1,165)	(212)

Net cash used by investing activities	(1,165)	(212)

FINANCING ACTIVITIES:
Distributions to unitholders	(5,002)	—
Contributions per omnibus agreement	1,248	—
Changes in advances from affiliates – net	—	4,267

Net cash provided (used) by financing activities	(3,754)	4,267

Decrease in cash and cash equivalents	(2,524)	—
Cash and cash equivalents at beginning of period	6,839	—

Cash and cash equivalents at end of period	$4,315	$—

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Limited Partners		General	Partners’
	Common	Subordinated	Partner	Capital
	(Thousands)
Balance — January 1, 2006	$108,526	$108,491	$4,638	$221,655
Net income (loss) attributable to the period January 1, 2006 through March 31, 2006	2,449	2,449	(689)	4,209
Cash distributions ($.35 per unit)	(2,452)	(2,450)	(100)	(5,002)
Contributions pursuant to the Omnibus Agreement	—	—	1,248	1,248
Other	104	—	—	104

Balance – March 31, 2006	$108,627	$108,490	$5,097	$222,214

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     We are a Delaware limited partnership formed by The Williams Companies, Inc. (“Williams”) in February 2005. On August 23, 2005, we completed our initial public offering (“IPO”) of common units. We own (1) a 40 percent interest in Discovery; (2) the Carbonate Trend gathering pipeline off the coast of Alabama; (3) three integrated natural gas liquids (“NGL”) product storage facilities near Conway, Kansas; and (4) a 50 percent undivided ownership interest in a fractionator near Conway, Kansas. Williams Partners GP LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Williams, serves as the general partner for us and owns all of our two percent general partner interest. All of our activities are conducted through Williams Partners Operating LLC (“Williams OLLC”), an operating limited liability company (wholly owned by us).
     On April 6, 2006, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Williams Energy Services, LLC (“WES”), Williams Field Services Group, LLC (“WFSG”), Williams Field Services Company, LLC (“WFSC”), Williams OLLC and our general partner. Pursuant to the Purchase Agreement, WES, WFSG, WFSC and our general partner will contribute to us a 25.1 percent membership interest in Williams Four Corners LLC (“Four Corners”) for aggregate consideration of $360 million. Prior to or at closing, WFSC will contribute to Four Corners its natural gas gathering, processing and treating assets in the San Juan Basin in New Mexico and Colorado. The closing of the Purchase Agreement is subject to the satisfaction of a number of conditions, including our ability to obtain financing and the receipt of all necessary consents. We expect closing to occur in the second quarter of 2006. Please read our Form S-1 filing, as filed with the Securities and Exchange Commission on April 7, 2006, for more information related to this transaction.
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005. All intercompany transactions have been eliminated.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2. Recent Accounting Standards
     In January 2006, Williams, adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Accordingly, payroll costs charged to us by our general partner reflect additional compensation costs related to the adoption of this accounting standard. These costs relate to Williams’ common stock equity awards made between Williams and its employees. For the first quarter of 2006 there is approximately $100,000 of cost related to Williams’ share-based payment plan reflected in our general and administrative expense on the Consolidated Statements of Income. The cost is charged to us through specific allocations of certain employees if they directly support our operations, and through an allocation methodology among all Williams affiliates if they provide indirect support. These allocated costs are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners for the period January 1, 2006 through March 31, 2006 is as follows (in thousands):

Allocation to general partner:
Net income	$4,209
Charges direct to general partner:
Reimbursable general and administrative costs	789

Income before direct charges to general partner	4,998
General partner’s share of net income	2.0%

General partner’s allocated share of net income before direct charges	100
Direct charges to general partner	(789)

Net loss allocated to general partner	$(689)

Net income	$4,209
Net loss allocated to general partner	(689)

Net income allocated to limited partners	$4,898

     We paid or have authorized payment of the following cash distributions during 2005 and 2006 (in thousands, except for per unit amounts):

	Per Unit	Common	Subordinated	General	Total Cash
Payment Date	Distribution	Units	Units	Partner	Distribution
11/14/2005 (a)	$0.1484	$1,039	$1,039	$42	$2,120
2/14/2006	$0.3500	$2,452	$2,450	$100	$5,002
5/15/2006 (b)	$0.3800	$2,662	$2,660	$109	$5,431

(a)	This distribution represents the $0.35 per unit minimum quarterly distribution pro-rated for the 39-day period following the IPO closing date (August 23, 2005 through September 30, 2005).

(b)	The board of directors of our general partner declared this cash distribution on April 27, 2006 to be paid on May 15, 2006 to unitholders of record at the close of business on May 8, 2006.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Investment in Discovery Producer Services LLC
     Due to the significance of Discovery’s equity earnings to our results of operations, the summarized financial position and results of operations for 100 percent of Discovery are presented below (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Current assets	$62,700	$70,525
Noncurrent restricted cash and cash equivalents	41,859	44,559
Property, plant and equipment	340,935	344,743
Current liabilities	(27,475)	(45,070)
Non-current liabilities	(1,146)	(1,121)

Members’ capital	$416,873	$413,636

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Revenues	$62,120	$27,289

Costs and expenses	53,294	22,042
Interest income	(626)	(284)

Net income	$9,452	$5,531

Note 5. Commitments and Contingencies
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
     We have an insurance policy that covers up to $5 million of remediation costs until an active remediation system is in place or April 30, 2008, whichever is earlier, excluding operation and maintenance costs and ongoing monitoring costs, for these projects to the extent such costs exceed a $4.2 million deductible. The policy also covers costs incurred as a result of third party claims associated with then existing but unknown contamination related to the storage facilities. The aggregate limit under the policy for all claims is $25 million. In addition, under an omnibus agreement with Williams entered into at the closing of the IPO, Williams agreed to indemnify us for the $4.2 million deductible (less amounts expended prior to the closing of the IPO) of remediation expenditures not covered by the insurance policy, excluding costs of project management and soil and groundwater monitoring. There is a $14 million cap on the total amount of indemnity coverage under the omnibus agreement, which will be reduced by actual recoveries under the environmental insurance policy. There is also a three-year time limitation from the IPO closing date, August 23, 2005. The benefit of this indemnification will be accounted for as a capital contribution to us by Williams as the costs are reimbursed. We estimate that the approximate cost of this project management and soil and groundwater monitoring associated with the four remediation projects at the Conway storage facilities and for which we will not be indemnified will be approximately $200,000 to $400,000 per year following the completion of the remediation work.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At March 31, 2006, we had accrued liabilities totaling $5.3 million for these costs. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.
     Hurricane Costs. At March 31, 2006, Williams had an insurance receivable of $965,000 for costs incurred to assess property damage caused by Hurricane Ivan in 2004 to the Carbonate Trend pipeline. Although Williams believes these costs to be recoverable under its property damage insurance, it has not received approval from its insurer and it is reasonably possible that the insurer will deny some or all of this claim. If Williams’ is unable to recover these costs from insurance we will recognize a loss for these costs as they relate to the Carbonate Trend pipeline. This loss will be fully allocated to our general partner.
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
Note 6. Segment Disclosures
     Our reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies.

	Gathering &	NGL
	Processing	Services	Total
	(Thousands)
Three Months Ended March 31, 2006:

Segment revenues	$733	$16,330	$17,063

Operating and maintenance expense	242	7,449	7,691
Product cost	—	5,723	5,723
Depreciation and accretion	300	600	900
Direct general and administrative expense	2	301	303
Taxes other than income	—	207	207

Segment operating income	189	2,050	2,239
Equity earnings	3,781	—	3,781

Segment profit	$3,970	$2,050	$6,020

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$2,239
General and administrative expenses:
Allocated-affiliate			(1,117)
Third party-direct			(528)

Combined operating income			$594

Three Months Ended March 31, 2005:

Segment revenues	$880	$10,489	$11,369

Operating and maintenance expense	107	5,621	5,728
Product cost	—	2,735	2,735
Depreciation and accretion	300	605	905
Direct general and administrative expense	—	203	203
Taxes other than income	—	192	192

Segment operating income	473	1,133	1,606
Equity earnings	2,212	—	2,212

Segment profit	$2,685	$1,133	$3,818

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$1,606
Allocated general and administrative expense			(503)

Combined operating income			$1,103

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Please read the following discussion of our financial condition and results of operations in conjunction with the historical consolidated financial statements included in Item 1 of Part I of this quarterly report.
Overview
     We are a Delaware limited partnership formed in February 2005. On August 23, 2005, we completed our initial public offering (“IPO”) of common units. We are principally engaged in the business of gathering, transporting and processing natural gas and fractionating and storing natural gas liquids (“NGLs”). We manage our business and analyze our results of operations on a segment basis. Our operations are divided into two business segments:
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
Recent Events
     On April 6, 2006, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Williams Energy Services, LLC (“WES”), Williams Field Services Group, LLC (“WFSG”), Williams Field Services Company, LLC (“WFSC”), Williams Partners GP LLC, our general partner, and Williams Partners Operating LLC, our operating subsidiary (“Williams OLLC”). Pursuant to the Purchase Agreement, WES, WFSG, WFSC and our general partner will contribute to us a 25.1 percent membership interest in Williams Four Corners LLC (“Four Corners”) for aggregate consideration of $360 million. Prior to or at closing, WFSC will contribute to Four Corners its natural gas gathering, processing and treating assets in the San Juan Basin in New Mexico and Colorado. The closing of the Purchase Agreement is subject to the satisfaction of a number of conditions, including our ability to obtain financing and the receipt of all necessary consents. We expect closing to occur in the second quarter of 2006. Please read our Form S-1 filing, as filed with the Securities and Exchange Commission on April 7, 2006, for more information related to this transaction.
     In May 2006, Williams replaced its $1.275 billion secured credit facility with a $1.5 billion unsecured credit facility. The new facility contains substantially similar terms and covenants. This revolving credit facility is available for borrowings and letters of credit and will continue to allow us to borrow up to $75 million for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries.
Results of operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,		% Change
	2006	2005	from 2005 (1)
	(Thousands)
Revenues	$17,063	$11,369	+50%
Costs and expenses:
Operating and maintenance expense	7,691	5,728	-34%
Product cost	5,723	2,735	-109%
Depreciation and accretion	900	905	+1%
General and administrative expense	1,948	706	-176%
Taxes other than income	207	192	-8%

Total costs and expenses	16,469	10,266	-60%

Operating income	594	1,103	-46%
Equity earnings – Discovery	3,781	2,212	+71%
Interest expense	(236)	(3,004)	+92%
Interest income	70	—	NM

Net income	$4,209	$311	NM

(1)	+ = Favorable Change; - = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended March 31, 2006 vs. three months ended March 31, 2005
     Revenues increased $5.7 million, or 50 percent, due primarily to higher revenues in our NGL Services segment reflecting higher fractionation and storage revenues and increased product sales volumes. These increases are discussed in detail in the “Results of Operations – NGL Services” section.
     Operating and maintenance expense increased $2.0 million, or 34 percent, due primarily to our NGL Services segment where fuel and power costs and cavern workover projects increased, partially offset by a decrease in product imbalance adjustments.
     Product cost increased $3.0 million, or 109 percent, directly related to increased product sales volumes discussed above.
     General and administrative expense increased $1.2 million, or 176 percent, due primarily to the increased costs of being a publicly-traded partnership. These costs included $0.4 million for audit fees, tax return preparation and director fees, $0.3 million for charges allocated by Williams for accounting, legal, and other support, and $0.3 million for conflict committee activity associated with our potential acquisition of an interest in Four Corners.
     Operating income decreased $0.5 million, or 46 percent, due primarily to higher general and administrative expense and higher operating and maintenance expense, partially offset by higher NGL Services’ fractionation and storage revenues.
     Equity earnings from Discovery increased $1.6 million, or 71 percent. This increase is discussed in detail in the “Results of Operations — Gathering and Processing” section.
     Interest expense decreased $2.8 million, or 92 percent, due to the forgiveness of the advances from Williams in conjunction with the closing of the IPO on August 23, 2005, slightly offset by the commitment fees on our $75 million borrowing capacity under Williams’ revolving credit facility and our $20 million working capital revolving credit facility with Williams.

Results of operations – Gathering and Processing
     The Gathering and Processing segment includes the Carbonate Trend gathering pipeline and our 40 percent ownership interest in Discovery.

	Three months ended
	March 31,
	2006	2005
	(Thousands)
Segment revenues	$733	$880

Costs and expenses:
Operating and maintenance expense	242	107
Depreciation	300	300
General and administrative expense — direct	2	—

Total costs and expenses	544	407

Segment operating income	189	473
Equity earnings — Discovery	3,781	2,212

Segment profit	$3,970	$2,685

Carbonate Trend
Three months ended March 31, 2006 vs. three months ended March 31, 2005
     Segment revenues decreased $147,000, or 17 percent, due primarily to a 20 percent decline in average daily gathered volumes between 2006 and 2005 caused by normal reservoir depletion.
     Operating and maintenance expense increased $135,000, or 126 percent, due to $44,000 in increased costs for inhibitor chemicals and internal pipeline corrosion inspection, and $91,000 related to insurance costs.
     Segment operating income decreased $284,000, or 60 percent, due primarily to the items discussed above.

Discovery Producer Services
     Discovery is accounted for using the equity method of accounting. As such, our interest in Discovery’s net operating results is reflected as equity earnings in the Consolidated Statements of Income. Due to the significance of Discovery’s equity earnings to our results of operations, the following discussion addresses in greater detail the results of operations for 100 percent of Discovery.

	Three months ended
	March 31,
	2006	2005
	(Thousands)
Revenues	$62,120	$27,289

Costs and expenses, including interest:
Product cost and shrink replacement	41,550	11,124
Operating and maintenance expense	4,822	3,993
General and administrative expense	690	500
Depreciation and accretion	6,379	6,113
Interest income	(626)	(284)
Other (income) expense, net	(147)	312

Total costs and expenses, including interest	52,668	21,758

Net income	$9,452	$5,531

Williams Partners’ 40 percent interest - Equity earnings per our Consolidated Statements of Income	$3,781	$2,212

Three months ended March 31, 2006 vs. three months ended March 31, 2005
     Revenues increased $34.8 million, or 128 percent, due primarily to higher NGL product sales from marketing of customers’ NGLs. In addition, the Tennessee Gas Pipeline (“TGP”) and Texas Eastern Transmission Company (“TETCO”) open seasons, which began in the last quarter of 2005, accounted for $9.9 million in revenues. Throughput volumes from TETCO’s open season ended on March 14, 2006, and throughput volumes from TGP’s open season have substantially decreased and may cease soon. The significant components of the revenue increase are addressed more fully below.
•	Product sales increased $36.8 million for NGL sales related to third-party processing customers’ elections to have Discovery market their NGLs for a fee under an option in their contracts. These sales were offset by higher associated product costs of $36.8 million discussed below.

•	Processing and fractionation revenues increased $5.6 million including $6.7 million in additional fee-based revenues related to the TGP and TETCO open seasons discussed above and $0.8 million increased volumes from the Front Runner prospect, partially offset by normal reservoir declines.

•	Transportation revenue increased $2.1 million including $3.2 million in additional fee-based revenues related to the TGP and TETCO open seasons discussed above, partially offset by $1.0 million related to normal reservoir declines.

Partially offsetting these increases were the following:
•	Product sales decreased approximately $8.5 million as a result of 60 percent lower NGL sales volumes following Hurricanes Katrina and Rita, partially offset by a $1.8 million increase associated with 32 percent higher average sales prices.

•	Product sales also decreased $0.9 million due to the absence of excess fuel and shrink replacement gas sales in 2006.

•	Gathering revenues decreased $2.1 million due primarily to a $1.4 million deficiency payment received in the first quarter of 2005.
     Product cost and shrink replacement increased $30.4 million, from $11.1 million in 2005, due primarily to $36.8 million of product purchase costs for customers who elected to have Discovery market their NGLs and $1.4 million from higher average per-unit natural gas prices, partially offset by $6.3 million lower costs related to reduced processing activity in 2006.
     Other operating and maintenance expense increased $0.8 million, or 21 percent, due primarily to $0.6 million higher processing costs related to increased throughput volumes and $0.2 million higher property insurance costs in 2006 following the 2005 hurricanes.
     General and administrative expense increased $0.2 million, or 38 percent, due primarily to an increase in the management fee paid to Williams related to Discovery’s market expansion project and additions of other facilities.
     Depreciation and accretion expense increased $0.3 million, or 4 percent, due primarily to the addition of market expansion assets.
     Interest income increased $0.3 million due primarily to interest earned on the restricted cash balance for the Tahiti project.
     Other (income) expense, net improved $0.5 million due primarily to a non-cash foreign currency transaction gain from the revaluation of restricted cash accounts denominated in Euros. These restricted cash accounts were established from contributions made by Discovery’s members, including us, for the construction of the Tahiti pipeline lateral expansion project.
     Net income increased $3.9 million, or 71 percent, due primarily to the TGP and TETCO open seasons which contributed approximately $8.2 million. This was largely offset by $1.1 million lower gross processing margins and $0.7 million lower gathering revenues related to lower volumes following the hurricanes, the absence of a $1.4 million deficiency payment received in 2005 and $1.1 million higher operating and maintenance and general and administrative expenses.
Outlook
     At March 31, 2006, Williams had an insurance receivable of $965,000 for costs incurred to assess property damage caused by Hurricane Ivan in 2004 to the Carbonate Trend pipeline. Although Williams believes these costs to be recoverable under its property damage insurance, it has not received approval from its insurer and it is reasonably possible that the insurer will deny some or all of this claim. If Williams’ is unable to recover these costs from insurance we will recognize a loss for these costs as they relate to the Carbonate Trend pipeline. This loss will be fully allocated to our general partner.
     Additionally, we currently estimate that we will incur $3.4 million to $4.6 million of maintenance expenditures for Carbonate Trend during 2006 and 2007 for restoration activities related to the partial erosion of the pipeline overburden caused by Hurricane Ivan in September 2004. Under an omnibus agreement, Williams agreed to reimburse us for the cost of these restoration activities. In connection with these restoration activities, the Carbonate Trend pipeline may experience a temporary shut down. We estimate that this shut down could reduce our cash flows from operations, excluding the maintenance expenditures, by approximately $200,000 to $300,000.

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
•	In 2006, recompletions and workovers may not offset production declines from the wells currently connected to the Carbonate Trend pipeline.

•	Throughput volumes for Discovery resulting from the TETCO open season ended on March 14, 2006. Currently Discovery continues to receive reduced throughput volumes from TGP. Discovery is negotiating for the retention of some of this gas on a long-term basis and will compete with several other plants in the area for this business.

•	We anticipate lower gathered volumes from Discovery’s pre-hurricane sources throughout 2006. The 2005 hurricanes caused a significant disruption in the normal operations of our customers including critical recompletion and drilling activity necessary to sustain and improve their production levels.

•	With the current oil and natural gas price environment, drilling activity across the shelf and the deepwater of the Gulf of Mexico has been robust. However, the availability of specialized rigs necessary to drill in the deepwater areas, such as those in and around Discovery’s gathering areas, limits the ability of producers to bring identified reserves to market quickly. This will prolong the timeframe over which these reserves will be developed. We expect Discovery to be successful in competing for a portion of these new volumes.

•	On March 31, 2006, Discovery connected a new well in ATP’s Gomez prospect, with initial volume of approximately 13,000 million British Thermal Units per day (“MMBtu/d”) and may increase to approximately 50,000 MMBtu/d by Fall 2006.

•	We anticipate a significant increase in Discovery’s property damage insurance premiums, which are due in October 2006. The expected increase is related to an overall increase in premiums for property located in the Gulf Coast area following the 2005 hurricanes.
Results of operations – NGL Services
     The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our undivided 50 percent interest in the Conway fractionator.

	Three months ended
	March 31,
	2006	2005
	(Thousands)
Segment revenues	$16,330	$10,489

Costs and expenses:
Operating and maintenance expense	7,449	5,621
Product cost	5,723	2,735
Depreciation and accretion	600	605
General and administrative expense — direct	301	203
Taxes other than income	207	192

Total costs and expenses	14,280	9,356

Segment profit	$2,050	$1,133

Three months ended March 31, 2006 vs. three months ended March 31, 2005
     Segment revenues increased $5.8 million, or 56 percent, due primarily to higher product sales, fractionation and storage revenues. The significant components of the revenue increase are addressed more fully below:
•	Product sales were $3.2 million higher due primarily to the sale of normal butane and propylene. The $2.0 million increase in normal butane resulted from the sale of product that was previously purchased for operating supply at our storage facilities. The $1.1 million increase in propylene sales resulted from a loss allowance retained from the unloading of railcars. This volume accumulated in 2004 and 2005. This increase was largely offset by the related increase in Product cost.

•	Fractionation revenues increased $1.5 million due primarily to a 35 percent increase in the average fractionation rate related to the pass through to customers of increased fuel and power costs and 21 percent higher volumes in the first three months of 2006 compared to the first three months of 2005. The increased fractionation volumes are a result of increased customer throughput in anticipation of a scheduled turnaround in April 2006 and the elimination of Conway’s backlogged product at the storage facility.

•	Storage revenues increased $0.7 million due primarily to higher average per-unit storage rates for the 2005-2006 term and higher storage volumes from additional short-term storage leases caused by the reduced demand for propane due to the unusually warm temperatures in the early winter months of 2006.

•	Other revenues increased $0.4 million due to increased butane conversion revenue and increased terminaling revenue.
     The following table summarizes the major components of operating and maintenance expense which are discussed in detail below.

	Three months ended
	March 31,
	2006	2005
	(Thousands)
Operating and maintenance expense:
Salaries and benefits	$701	$661
Outside services and other	3,492	1,555
Fuel and power	3,658	2,268
Product imbalance expense (income)	(402)	1,137

Total operating and maintenance expense	$7,449	$5,621

•	Outside services and other increased $1.9 million due primarily to increased storage cavern workovers to meet KDHE requirements.

•	Fuel and power costs increased $1.4 million due primarily to:
•	$0.5 million higher average cost due to a 23 percent increase in the price of natural gas;

•	$0.4 million higher average cost associated with a long-term physical natural gas contract; and

•	$0.4 million increase due to a 19 percent increase in the consumption of natural gas associated with higher fractionated volumes.

•	Product imbalance expense (income) had a favorable change of $1.5 million due primarily to:
•	$1.2 million of gains recognized from the management of the fractionation process to optimize the resulting mix of products which typically results in surplus propane volumes and deficit ethane volumes; and

•	$0.8 million lower product imbalance valuation adjustments.
          Partially offsetting these increases are $0.6 million of losses from cavern empties.
     Product cost increased $3.0 million, or 109 percent, directly related to increased sales of surplus propylene and normal butane volumes discussed above.
     Segment profit increased $0.9 million, or 81 percent, due primarily to the $2.2 million higher storage and fractionation revenues, $0.4 million higher other revenues and $0.3 million higher product sales margins, largely offset by $1.9 million higher operating and maintenance expense.
Outlook
     For the second quarter of 2006, fractionation volumes will decrease due to scheduled maintenance activities to ensure mechanical integrity. After this maintenance is completed we expect to average throughput of 42,000 barrels per day. We also expect to continue to produce income from the blending and segregation of various products.
     The early results of the 2006 storage season are positive. During the first quarter of 2006, we received storage volume nominations for the storage year beginning April 1, 2006 that would generate revenues equal to last year’s record levels. There is still potential for additional short term storage leases later in 2006.
     We continue to have a high level of storage cavern workovers and wellhead modifications to comply with KDHE regulatory requirements. We expect outside service costs to continue at high levels throughout 2006 and 2007 to ensure that we meet the regulatory compliance requirement to complete cavern workovers before the end of 2008.
Financial Condition and Liquidity
Outlook for 2006
     We believe we have, or have access to, the financial resources and liquidity necessary to meet future requirements for working capital, capital and investment expenditures, and quarterly cash distributions. We anticipate our 2006 sources of liquidity will include:
•	The issuance of common units contemplated in our Form S-1 filed on April 7, 2006;

•	The issuance of senior notes in a private placement concurrent with the common unit offering;

•	Cash and cash equivalents;

•	Cash generated from operations;

•	Cash distributions from Discovery and Four Corners;

•	Capital contributions from Williams pursuant to an omnibus agreement; and

•	Credit facilities, as needed.
     We anticipate our more significant 2006 capital requirements to be:
•	Acquisition of a 25.1 percent interest in Four Corners;

•	Maintenance capital expenditures for our Conway assets;

•	Capital contributions to Discovery for its capital expenditure program; and

•	Minimum quarterly distributions to our unitholders.

Discovery
     Discovery expects to make quarterly distributions of available cash to its members. Accordingly, on April 28, 2006, pursuant to the terms of its limited liability company agreement, Discovery made a $9.0 million distribution of available cash to its members. Our 40 percent share of this distribution was $3.6 million.
     In 2005, Discovery sustained damages from Hurricane Katrina that exceeded its $1.0 million insurance deductible. Discovery estimates the total cost for hurricane-related repairs will be approximately $5.8 million, $4.8 million in excess of its deductible. Discovery will fund these repairs with cash flows from operations and then seek reimbursement from its insurance carrier. The insurance receivable at March 31, 2006 was $3.9 million.
     We expect future cash requirements for Discovery relating to working capital and maintenance capital expenditures to be funded from its own internally generated cash flows from operations. Growth or expansion capital expenditures for Discovery will be funded either by cash calls to its members, which requires unanimous consent of the members except in limited circumstances, or from internally generated funds.
Capital Contributions from Williams
     Capital contributions from Williams including amounts required under the omnibus agreement consist of the following:
•	Indemnification of environmental and related expenditures for a period of three years (for certain of those expenditures) up to $14 million, which includes between $3.4 million and $4.6 million for the restoration activities due to the partial erosion of the Carbonate Trend pipeline overburden by Hurricane Ivan, approximately $3.1 million for capital expenditures related to KDHE-related cavern compliance at our Conway storage facilities, and approximately $1.0 million for our 40 percent share of Discovery’s costs for marshland restoration and repair or replacement of Paradis’ emission-control flare.

•	An annual credit for general and administrative expenses of $3.2 million in 2006, $2.4 million in 2007, $1.6 million in 2008 and $0.8 million in 2009.

•	Up to $3.4 million to fund our 40 percent share of the expected total cost of Discovery’s Tahiti pipeline lateral expansion project in excess of the $24.4 million we contributed during September 2005.

•	Capital contributions from Williams of approximately $1.0 million for expensed KDHE-related compliance work at our Conway storage facilities.
     Credit Facilities
     We may borrow up to $75 million under Williams’ $1.275 billion revolving credit facility, which is available for borrowings and letters of credit. Borrowings under this facility mature on May 3, 2007. Our $75 million borrowing limit under Williams’ revolving credit facility is available for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. At March 31, 2006, letters of credit totaling $102 million had been issued on behalf of Williams by the participating institutions under this facility and no revolving credit loans were outstanding. This facility was replaced in May 2006 with a similar facility of $1.5 billion that matures in May 2009, under which we are allowed to borrow up to $75 million.
     We also have a $20 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital borrowings. Borrowings under the facility will mature on May 3, 2007. We are required to reduce all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. For the three months ended March 31, 2006 we had no borrowings under the working capital credit facility.

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
     We estimate that maintenance capital expenditures for the Conway assets will be approximately $8.3 million for 2006. Of this amount, approximately $2.3 million will be reimbursed by Williams subject to an omnibus agreement. This omnibus agreement includes a three-year limitation from the IPO closing date, August 23, 2005, and an overall omnibus agreement limitation of $14.0 million.
     We estimate that maintenance capital expenditures for 100 percent of Discovery will be approximately $2.3 million for 2006. We expect Discovery will fund its maintenance capital expenditures through its cash flows from operations.
     We estimate that expansion capital expenditures for 100 percent of Discovery will be approximately $30.8 million for 2006. These expenditures are primarily for the ongoing construction of the Tahiti pipeline lateral expansion project. Discovery will fund these expenditures with amounts previously escrowed for this project.
Working Capital Attributable to Deferred Revenues
     We require cash in order to continue providing services to our storage customers who prepay their annual storage contracts in April of each year. The storage year for a majority of customer contracts at our Conway storage facility runs from April 1 of a year to March 31 of the following year. For most of these agreements we receive payment for these one-year contracts in advance in April after the beginning of the storage year and recognize the associated revenue over the course of the storage year. As of March 31, 2006, our deferred storage revenue is $0.2 million.
Cash Distributions to Unitholders
     We paid a quarterly distribution of $5.0 million ($.35 per unit) to common and subordinated unitholders and the general partner interest on February 14, 2006. We intend to make a quarterly distribution each quarter during 2006, including $5.4 million ($0.38 per unit) on May 15, 2006 to the general partner interest and common and subordinated unitholders of record at the close of business on May 8, 2006.
Results of Operations — Cash Flows
     Williams Partners L.P.

	Three months ended
	March 31,
	2006	2005
	(Thousands)
Net cash provided (used) by operating activities	$2,395	$(4,055)

Net cash used by investing activities	$(1,165)	$(212)

Net cash provided (used) by financing activities	$(3,754)	$4,267

     The $6.5 million increase in net cash provided by operating activities for the first three months of 2006 as compared to the first three months of 2005 is due primarily to:
•	$4.4 million increase in distributed earnings from Discovery; and

•	$2.8 million in lower interest expense due to the forgiveness by Williams of advances to us at the closing of our IPO.
     Net cash used by investing activities includes maintenance capital expenditures in our NGL Services segment primarily for the installation of cavern liners and KDHE-related cavern compliance with the installation of wellhead control equipment and well meters.
     Net cash used by financing activities in 2006 includes $5.0 million of distributions paid to unitholders partially offset by $1.2 million in indemnifications and reimbursements received from Williams pursuant to the omnibus agreement. Net cash provided by financing activities in the first three months of 2005 represent net cash flows passed through to Williams, prior to the IPO on August 23, 2005, under its cash management program.
     Discovery — 100 percent
     As previously disclosed, cash distributions from Discovery will be a significant source of our liquidity. Due to the significance of Discovery’s cash flows to our ability to make cash distributions, the following discussion addresses in greater detail the cash flow activities for 100 percent of Discovery for the three months ended March 31, 2006 and 2005.

	Three months ended
	March 31,
	2006	2005
	(Thousands)
Operating Activities:
Net income	$9,452	$5,531
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	6,379	6,113
Cash provided (used) by changes in assets and liabilities	2,684	(3,663)

Net cash provided by operating activities	18,515	7,981

Investing Activities:
Property, plant and equipment:
Capital expenditures	(2,546)	(3,638)
Change in accounts payable — capital expenditures	454	(3,459)
Decrease in restricted cash	2,700	—

Net cash provided (used) by investing activities	608	(7,097)

Financing Activities:
Contributions from members	7,383	—
Distributions to members	(13,598)	—

Net cash used by financing activities	(6,215)	—

Net increase in cash and cash equivalents	$12,908	$884

     Net cash provided by operating activities increased $10.5 million in 2006 as compared to 2005 due primarily to a $4.2 million increase in operating income, adjusted for non-cash expenses, and a $6.3 million increase in cash from changes in working capital. The $6.3 million increase in cash from changes in working capital resulted primarily from the payment, in the first quarter of 2005, of an extra month of liquid sales invoices outstanding at the end of 2004.
     Net cash provided by investing activities increased $7.7 million in 2006 as compared to 2005 due to higher capital expenditures in 2005 related primarily to capital expenditures for Discovery’s market expansion project and for the purchase of leased compressors at the Larose processing plant. Capital expenditures in 2006 related primarily to the Tahiti pipeline lateral expansion project, which were funded from amounts previously escrowed and included on the balance sheet as restricted cash.
     Net cash used by financing activities in 2006 includes:
•	$13.6 million of distributions paid to members, including a regular quarterly distribution of $11.0 million; partially offset by

•	$7.4 million of capital contributions from members for the construction of the Tahiti pipeline lateral expansion.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs.
Commodity Price Risk
     Certain of Discovery’s processing contracts are exposed to the impact of price fluctuations in the commodity markets, including the correlation between natural gas and NGL prices. In addition, price fluctuations in commodity markets could impact the demand for Discovery’s services in the future. Carbonate Trend and our fractionation and storage operations are not directly affected by changing commodity prices except for product imbalances, which are exposed to the impact of price fluctuation in NGL markets. Price fluctuations in commodity markets could also impact the demand for storage and fractionation services in the future. In connection with the IPO, Williams transferred to us a gas purchase contract for the purchase of a portion of our fuel requirements at the Conway fractionator at a market price not to exceed a specified level. This physical contract is intended to mitigate the fuel price risk under one of our fractionation contracts which contains a cap on the per-unit fee that we can charge, at times limiting our ability to pass through the full amount of increases in variable expenses to that customer. This physical contract is a derivative. However, we elected to account for this contract under the normal purchases exemption to the fair value accounting that would otherwise apply. We and Discovery do not currently use any other derivatives to manage the risks associated with these price fluctuations.
Item 4. Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) — 15(e) of the Securities Exchange Act) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our general partner’s management, including our general partner’s chief executive officer and chief financial officer. Based upon that evaluation, our general partner’s chief executive officer and chief financial officer concluded that these Disclosure Controls are effective at a reasonable assurance level.
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
     There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II— OTHER INFORMATION
Item 1. Legal Proceedings
     The information required for this item is provided in Note 5, Commitments and Contingencies, included in the Notes to Consolidated Financial Statements included under Part I, Item 1, which information is incorporated by reference into this item.
Item 5. Other Information
     On May 1, 2006 we entered into a three year credit agreement among The Williams Companies, Inc. (“Williams”), Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, the several lenders from time to time parties thereto, and Citibank, N.A., as administrative agent (the “Credit Agreement”). This $1.5 billion revolving credit facility is available for borrowings and letters of credit and allows us to borrow up to $75 million for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries.
     Our borrowings under the Credit Agreement would bear interest at a variable interest rate based on either LIBOR or a base rate, in either case plus an applicable margin that varies depending upon the rating of Williams’ senior unsecured long-term debt.
     The Credit Agreement contains a number of restrictions on the borrowers’ business, including, but not limited to, restrictions on certain of the borrowers’ and certain of the borrowers’ other subsidiaries’ ability, but not our ability, to grant liens on assets, merge, consolidate, or sell assets; incur indebtedness; engage in transactions with related parties; and make distributions on equity interests. In addition, Williams is at certain times subject to a minimum ratio of consolidated EBITDA to interest expense financial maintenance covenant. The Credit Agreement also contains affirmative covenants and events of default. Failure to comply with these covenants, or the occurrence of an event of default, could result in acceleration of the borrowers’ debt and other financial obligations under the Credit Agreement.
     Also on May 1, 2006, the previous credit agreement dated as of May 20, 2005 among us, Williams, Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, Citibank, N.A., Bank of America, N.A., and Citicorp USA, INC. as administrative agent was terminated. This previous agreement contained similar terms with respect to us as the new Credit Agreement referenced above. At closing, letters of credit totaling $235 million that had been issued on behalf of Williams by the participating institutions under the predecessor facility were reissued under the new facility described above, and no revolving credit loans were outstanding.
Relationships
     We are an indirect subsidiary of Williams. As a result, certain individuals, including, officers and directors of our general partner, serve as officers and/or directors of more than one of such entities.

Item 6. Exhibits
     The exhibits listed below are filed or furnished as part of this report:

Exhibit
Number		Description
*# Exhibit 2	–	Purchase and Sale agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006.
*Exhibit 10	–	Credit agreement dated as of May 1, 2006 among Williams Partners L.P., The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipeline Corporation, and Citibank, N.A., as administrative agent (attached as Exhibit 10.1 to The Williams Companies, Inc’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 1, 2006).
+Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
+Exhibit 32	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

+	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.

By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans

Ted. T. Timmermans
Controller (Duly Authorized Officer and Chief Accounting Officer)
May 2, 2006

EXHIBIT INDEX

Exhibit
Number		Description
*# Exhibit 2	–	Purchase and Sale agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006.
*Exhibit 10	–	Credit agreement dated as of May 1, 2006 among Williams Partners L.P., The Williams Companies, Inc., Northwest Pipeline Corporation, Transcontinental Gas Pipeline Corporation, and Citibank, N.A., as administrative agent (attached as Exhibit 10.1 to The Williams Companies, Inc’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 1, 2006).
+Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
+Exhibit 32	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

+	Filed herewith