Form 10-Q
period 2006-06-30
Williams Partners L.P.
filed 2006-08-08
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 14,596,146 common units and 7,000,000 subordinated units outstanding as of August 7, 2006.

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
     Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:
•	We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	Because of the natural decline in production from existing wells and competitive factors, the success of our gathering and transportation businesses depends on our ability to connect new sources of natural gas supply, which is dependent on factors beyond our control. Any decrease in supplies of natural gas could adversely affect our business and operating results.

•	Our processing, fractionation and storage businesses could be affected by any decrease in the price of natural gas liquids or a change in the price of natural gas liquids relative to the price of natural gas.

•	Lower natural gas and oil prices could adversely affect our fractionation and storage businesses.

•	We depend on certain key customers and producers for a significant portion of our revenues and supply of natural gas and natural gas liquids. The loss of any of these key customers or producers could result in a decline in our revenues and cash available to pay distributions.

•	If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and natural gas liquids or to treat natural gas, our revenues and cash available to pay distributions could be adversely affected.

•	Our future financial and operating flexibility may be adversely affected by restrictions in our indenture and by our leverage.

•	Williams’ credit agreement and Williams’ public indentures contain financial and operating restrictions that may limit our access to credit. In addition, our ability to obtain credit in the future will be affected by Williams’ credit ratings.

•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

•	Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

•	Even if unitholders are dissatisfied, they cannot currently remove our general partner without its consent.

•	You may be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

•	Our operations are subject to operational hazards and unforeseen interruptions for which we may or may not be adequately insured.
     Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Item 1A of Part I of our annual report on Form 10-K filed March 3, 2006 and Item 1A of Part II of this report. The forward-looking statements included in this report are only made as of the date of this report and, except as required by securities laws, we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per-unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005*	2006	2005*
Revenues:
Storage	$5,924	$4,638	$11,029	$9,026
Fractionation	2,989	2,307	6,942	4,737
Gathering	676	766	1,409	1,646
Product sales:
Affiliate	2,902	3,679	9,043	6,508
Third-party	—	—	—	63
Other	901	786	2,032	1,565

Total revenues	13,392	12,176	30,455	23,545

Costs and expenses:
Operating and maintenance expense (excluding depreciation):
Affiliate	3,383	2,693	7,383	5,346
Third-party	3,660	99	7,351	3,174
Product cost	2,919	3,327	8,642	6,062
Depreciation and accretion	900	893	1,800	1,798
General and administrative expense:
Affiliate	1,526	851	2,941	1,538
Third-party	595	27	1,128	46
Taxes other than income	161	146	368	338
Other expense	5	—	5	—

Total costs and expenses	13,149	8,036	29,618	18,302

Operating income	243	4,140	837	5,243

Equity earnings	10,264	7,422	22,432	16,133
Interest expense:
Affiliate	(15)	(2,812)	(30)	(5,617)
Third-party	(633)	(170)	(854)	(369)
Interest income	110	—	180	—

Net income	$9,969	$8,580	$22,565	$15,390

Allocation of 2006 net income:
Limited partners’ interest	$3,795		$8,693
General partner’s interest	(825)		(1,514)

Portion applicable to partners’ interest	2,970		7,179
Pre-June 20, 2006 Four Corners equity earnings applicable to general partner interest	6,999		15,386

Net income	$9,969		$22,565

Basic and diluted net income per limited partner unit:
Common units	$0.25		$0.60
Subordinated units	0.25		0.60

Weighted average number of units outstanding:
Common units	7,923,619		7,467,417
Subordinated units	7,000,000		7,000,000

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005*
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$27,499	$6,839
Accounts receivable:
Trade	1,060	1,840
Other	3,815	2,104
Gas purchase contract — affiliate	5,021	5,320
Product imbalance	1,563	760
Prepaid expense	1,677	1,133
Other current assets	628	—

Total current assets	41,263	17,996

Investment in Williams Four Corners	156,544	152,003
Investment in Discovery Producer Services	148,388	150,260
Property, plant and equipment, net	68,436	67,931
Gas purchase contract — noncurrent — affiliate	2,377	4,754
Other	2,534	—

Total assets	$419,542	$392,944

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$5,477	$3,906
Affiliate	3,197	4,729
Deferred revenue	7,036	3,552
Accrued liabilities	2,385	2,373

Total current liabilities	18,095	14,560

Long-term debt	150,000	—
Environmental remediation liabilities	3,964	3,964
Other noncurrent liabilities	766	762
Commitments and contingent liabilities (Note 7)
Partners’ capital	246,717	373,658

Total liabilities and partners’ capital	$419,542	$392,944

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005*
	(Thousands)
OPERATING ACTIVITIES:
Net income	$22,565	$15,390
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	1,800	1,798
Amortization of gas purchase contract — affiliate	2,676	—
Distributions in excess of/(undistributed) equity earnings of:
Discovery Producer Services	1,872	(2,903)
Williams Four Corners	(16,304)	(13,230)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(930)	(265)
Prepaid expense	(544)	(422)
Accounts payable	16	(1,476)
Accrued liabilities	(6)	(492)
Deferred revenue	3,484	4,118
Other, including changes in non-current liabilities	(605)	1,159

Net cash provided by operating activities	14,024	3,677

INVESTING ACTIVITIES:
Purchase of equity investment	(155,627)	—
Capital expenditures	(2,259)	(679)

Net cash used by investing activities	(157,886)	(679)

FINANCING ACTIVITIES:
Proceeds from sale of common units	227,107	—
Proceeds from debt issuance	150,000	—
Excess purchase price over contributed basis of equity investment	(204,373)	—
Distributions paid	(10,433)	—
Payment of debt issuance costs	(3,188)	—
Payment of offering costs	(1,863)	—
General partner contributions	4,841	—
Contributions per omnibus agreement	2,431	—
Changes in advances from affiliates — net	—	(2,998)

Net cash provided (used) by financing activities	164,522	(2,998)

Increase in cash and cash equivalents	20,660	—
Cash and cash equivalents at beginning of period	6,839	—

Cash and cash equivalents at end of period	$27,499	$—

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Limited Partners		General	Partners’
	Common	Subordinated	Partner	Capital
		(Thousands)
Balance — January 1, 2006*	$108,526	$108,491	$156,641	$373,658
Net income	4,487	4,206	13,872	22,565
Cash distributions	(5,114)	(5,110)	(209)	(10,433)
Contributions pursuant to the omnibus agreement	—	—	2,431	2,431
Issuance of units to public (7,590,000 common units)	227,107	—	—	227,107
Contributions from general partner	—	—	4,841	4,841
Distribution to general partner in exchange for interest in Williams Four Corners	—	—	(360,000)	(360,000)
Adjustment in basis of investment in Williams Four Corners	—	—	(11,763)	(11,763)
Offering costs	(1,863)	—	—	(1,863)
Other	174	—	—	174

Balance — June 30, 2006	$333,317	$107,587	$(194,187)	$246,717

*	Restated as discussed in Note 1
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
     Unless the context clearly indicates otherwise, references in this quarterly report to “we,” “our,” “us” or like terms refer to Williams Partners L.P. and its subsidiaries. Unless the context clearly indicates otherwise, references to “we,” “our,” and “us” include the operations of Discovery Producer Services LLC (“Discovery”) and Williams Four Corners LLC (“Four Corners”), in which we own a 40 percent and 25.1 percent interest, respectively. When we refer to Discovery by name, we are referring exclusively to its businesses and operations. When we refer to Four Corners by name, we are referring exclusively to its businesses and operations.
     We are a Delaware limited partnership formed by The Williams Companies, Inc. (“Williams”) in February 2005. On August 23, 2005, we completed our initial public offering (“IPO”) of common units. Effective with the IPO we owned (1) a 40 percent interest in Discovery; (2) the Carbonate Trend gathering pipeline off the coast of Alabama; (3) three integrated natural gas liquids (“NGL”) product storage facilities near Conway, Kansas; and (4) a 50 percent undivided ownership interest in a fractionator near Conway, Kansas.
     Williams Partners GP LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Williams, serves as the general partner for us and owns all of our two percent general partner interest. All of our activities are conducted through Williams Partners Operating LLC (“Williams OLLC”), an operating limited liability company (wholly owned by us).
     On June 20, 2006, we acquired a 25.1 percent membership interest in Four Corners pursuant to an agreement with Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC (“WFSC”), Williams OLLC and our general partner for aggregate consideration of $360 million (See Note 3-Acquisition of Four Corners). Prior to closing, WFSC contributed to Four Corners its natural gas gathering, processing and treating assets in the San Juan Basin in New Mexico and Colorado. Because Four Corners was an affiliate of Williams at the time of the acquisition, the transaction was between entities under common control, and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes have been restated to reflect the combined historical results of our investment in Four Corners throughout the periods presented.
     We financed this acquisition with a combination of equity and debt. On June 20, 2006, we issued 6,600,000 common units at a price of $31.25 per unit. Additionally, at the closing, the underwriters fully exercised their option to purchase 990,000 common units at a price of $31.25 per unit. This offering yielded net proceeds of $227.1 million after the payment of underwriting discounts and commissions of $10.1 million, but before the payment of other offering expenses. On June 20, 2006, we also issued $150 million aggregate principal of unsecured 7.5 percent Senior Notes due 2011 under a private placement debt agreement (See Note 6-Long-Term Debt). Proceeds from this issuance totaled $146.8 million (net of $3.2 million of related expenses).
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Prospectus, as filed with the Securities and Exchange Commission on June 15, 2006 for information regarding our acquisition of Four Corners in June 2006 which is not reflected in the Annual Report on Form 10-K. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2006, and results of operations for the three months and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. All intercompany transactions have been eliminated.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Recent Accounting Standards
     In January 2006, Williams adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Accordingly, payroll costs reflect additional compensation costs related to the adoption of this accounting standard. These costs relate to Williams’ common stock equity awards made between Williams and its employees. The adoption of this Statement beginning in the first quarter of 2006 had no material impact on our Consolidated Financial Statements.
Note 3. Acquisition of Four Corners
     Because Four Corners was an affiliate of Williams at the time of the acquisition, the transaction was between entities under common control, and has been accounted for at historical cost. As a result of recording the Four Corners investment at historical cost while acquiring the interest in Four Corners at market value, our general partner’s capital account was decreased by $204.4 million which represents the difference between the historical cost and market value of Four Corners. The acquisition had no impact on earnings per unit as pre-acquisition earnings were allocated to our general partner. The following table summarizes the impact of this acquisition on our Consolidated Statements of Income:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands)
Equity earnings:
Without Four Corners	$2,347	$691	$6,128	$2,903
Four Corners	7,917	6,731	16,304	13,230

Combined equity earnings	$10,264	$7,422	$22,432	$16,133

Net income:
Without Four Corners	$2,052	$1,849	$6,261	$2,160
Four Corners	7,917	6,731	16,304	13,230

Combined net income	$9,969	$8,580	$22,565	$15,390

Note 4. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners for the three months and six months ended June 30, 2006 is as follows (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Allocation to general partner:
Net income	$9,969	$22,565
Charges direct to general partner:
Reimbursable general and administrative costs	798	1,587
Core drilling indemnified costs	105	105

Total charges direct to general partner	903	1,692

Pre-June 20, 2006 Four Corners equity earnings applicable to general partner interest	(6,999)	(15,386)

Income before direct charges to general partner and Four Corners equity earnings applicable to general partner interest	3,873	8,871
General partner’s share of net income	2.0%	2.0%

General partner’s allocated share of net income before direct charges and Four Corners equity earnings applicable to general partner interest	78	178
Direct charges to general partner	(903)	(1,692)

Total general partner’s interest	(825)	(1,514)
Pre-June 20, 2006 Four Corners equity earnings applicable to general partner interest	6,999	15,386

Net income allocated to general partner	$6,174	$13,872

Net income	$9,969	$22,565
Net income allocated to general partner	6,174	13,872

Net income allocated to limited partners	$3,795	$8,693

Common and subordinated unitholders share equally, on a per-unit basis, in the net income allocated to limited partners for the three and six months ended June 30, 2006.
We paid or have authorized payment of the following cash distributions during 2005 and 2006 (in thousands, except for per unit amounts):

	Per Unit	Common	Subordinated	General	Total Cash
Payment Date	Distribution	Units	Units	Partner	Distribution
2/14/2006	$0.3500	$2,452	$2,450	$100	$5,002
5/15/2006	$0.3800	$2,662	$2,660	$109	$5,431
8/14/2006 (a)	$0.4250	$6,203	$2,975	$263	$9,441

(a)	The board of directors of our general partner declared this cash distribution on July 27, 2006 to be paid on August 14, 2006 to unitholders of record at the close of business on August 7, 2006.

Note 5. Equity Investments
     We use the equity method to account for our 25.1 percent ownership interest in Four Corners and our 40 percent ownership interest in Discovery. During the period from January 1, 2006 to June 20, 2006, Four Corners made distributions to Williams associated with Four Corners’ operations prior to our acquisition of a 25.1 percent ownership interest. These distributions resulted in a revised basis used for the calculation of the 25.1 percent interest transferred to us; therefore, the carrying value of our 25.1 percent interest in Four Corners and partners’ capital decreased $11.8 million during that period.
     Due to the significance of each investment’s equity earnings to our results of operations, the summarized financial position and results of operations for 100 percent of Four Corners and 100 percent of Discovery are presented below (in thousands):
Williams Four Corners LLC

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current assets	$35,757	$18,832
Non-current assets	24,423	25,228
Property, plant and equipment	582,613	591,034
Current liabilities	(17,992)	(27,978)
Non-current liabilities	(1,118)	(1,526)

Owner’s equity	$623,683	$605,590

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Unaudited)
Revenues	$127,794	$108,080	$243,466	$215,983

Costs and expenses	96,252	81,265	178,509	163,273

Net income	$31,542	$26,815	$64,957	$52,710

Discovery Producer Services LLC

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current assets	$48,974	$70,525
Non-current restricted cash and cash equivalents	32,509	44,559
Property, plant and equipment	354,300	344,743
Current liabilities	(20,870)	(45,070)
Non-current liabilities	(1,172)	(1,121)

Members’ capital	$413,741	$413,636

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Unaudited)
Revenues	$32,916	$23,025	$95,036	$50,314

Costs and expenses	27,649	21,687	80,943	43,729
Interest income	(601)	(389)	(1,227)	(673)

Net income	$5,868	$1,727	$15,320	$7,258

Note 6. Credit Facilities and Long-Term Debt
     We may borrow up to $75 million under Williams’ $1.5 billion revolving credit facility, which is available for borrowings and letters of credit. Borrowings under this facility mature on May 1, 2007. Our $75 million borrowing limit under Williams’ revolving credit facility is available for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. At June 30, 2006, letters of credit totaling $107 million had been issued on behalf of Williams by the participating institutions under this facility and no revolving credit loans were outstanding.
     We also have a $20 million revolving credit facility with Williams as the lender. The facility was amended and restated on August 7, 2006. The facility is available exclusively to fund working capital borrowings. Borrowings under the amended and restated facility will mature on June 29, 2009. We are required to reduce all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. As of August 7, 2006, we have had no borrowings under the working capital credit facility.
     On June 20, 2006, we issued $150.0 million aggregate principal of 7.5 percent senior unsecured notes in a private debt placement. The maturity date of the notes is June 15, 2011. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2006. Debt issuance costs associated with the notes totaled $3.2 million and are being amortized over the life of the notes.
     In connection with the issuance of the $150 million senior unsecured notes, sold in a private debt placement to qualified institutional buyers, we entered into a registration rights agreement with the initial purchasers of the senior notes whereby we agreed to conduct a registered exchange offer of exchange notes in exchange for the senior notes or cause to become effective a shelf registration statement providing for resale of the senior notes. If we fail to comply with certain obligations under the registration rights agreement, we will be required to pay liquidated damages in the form of additional cash interest to the holders of the senior notes. Upon the occurrence of such a failure to comply, the interest rate on the senior notes shall be increased by 0.25 percent per annum during the 90-day period immediately following the occurrence of such failure to comply and shall increase by 0.25 percent per annum 90 days thereafter until all defaults have been cured, but in no event shall such aggregate additional interest exceed 0.50 percent per annum.
     The terms of the senior notes are governed by an indenture that contains affirmative and negative covenants that, among other things, limit (1) our ability and the ability of our subsidiaries to incur liens securing indebtedness, (2) mergers, consolidations and transfers of all or substantially all of our properties or assets, (3) Williams Partners Finance’s ability to incur additional indebtedness and (4) Williams Partners Finance’s ability to engage in any business not related to obtaining money or arranging financing for us or our other subsidiaries. We use the equity method of accounting for our investments in Discovery and Four Corners, and neither will be classified as our subsidiary under the indenture so long as we continue to own a minority interest in such entity. As a result, neither Discovery nor Four Corners will be subject to the restrictive covenants in the indenture. The indenture also contains customary events of default, upon which the trustee or the holders of the senior notes may declare all outstanding senior notes to be due and payable immediately.
     Pursuant to the indenture, we may issue additional notes from time to time. The senior notes and any additional notes subsequently issued under the indenture, together with any exchange notes, will be treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.
     The senior notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness and senior to all of our future indebtedness that is expressly subordinated in right of payment to the senior notes. The senior notes will not initially be guaranteed by any of our subsidiaries. In the future in certain instances as set forth in the indenture, one or more of our subsidiaries may be required to guarantee the senior notes.
     We may redeem the senior notes at our option in whole or in part at any time or from time to time prior to June 15, 2011, at a redemption price per note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest, if any, to the redemption date, plus (3) a specified “make-whole” premium (as defined in the indenture). Additionally, upon a change of control (as defined in the indenture), each holder of the senior notes will have the right to require us to repurchase all or any part of such holder’s senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest. Except upon a change of control as described in the prior sentence, we are not required to make mandatory redemption or sinking fund payments with respect to the senior notes or to repurchase the senior notes at the option of the holders.
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
     We have an insurance policy that covers up to $5.0 million of remediation costs until an active remediation system is in place or April 30, 2008, whichever is earlier, excluding operation and maintenance costs and ongoing monitoring costs, for these projects to the extent such costs exceed a $4.2 million deductible. The policy also covers costs incurred as a result of third party claims associated with then existing but unknown contamination related to the storage facilities. The aggregate limit under the policy for all claims is $25 million. In addition, under an omnibus agreement with Williams entered into at the closing of the IPO, Williams agreed to indemnify us for the $4.2 million deductible (less amounts expended prior to the closing of the IPO) of remediation expenditures not covered by the insurance policy, excluding costs of project management and soil and groundwater monitoring. There is a $14 million cap on the total amount of indemnity coverage under the omnibus agreement, which will be reduced by actual recoveries under the environmental insurance policy. There is also a three-year time limitation from the IPO closing date, August 23, 2005. The benefit of this indemnification will be accounted for as a capital contribution to us by Williams as the costs are reimbursed. We estimate that the approximate cost of this project management and soil and groundwater monitoring associated with the four remediation projects at the Conway storage facilities and for which we will not be indemnified will be approximately $200,000 to $400,000 per year following the completion of the remediation work.
     At June 30, 2006, we had accrued liabilities totaling $5.5 million for these costs. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.
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

Note 8. Segment Disclosures
     Our reportable segments are strategic business units that offer different products and services. The Gathering and Processing segment includes our ownership interest in Four Corners, our ownership interest in Discovery and the Carbonate Trend gathering pipeline. The NGL Services segment includes three integrated NGL storage facilities and a 50 percent undivided interest in a fractionator near Conway, Kansas. The segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies.

	Gathering &	NGL
	Processing	Services	Total
		(Thousands)
Three Months Ended June 30, 2006:

Segment revenues	$676	$12,716	$13,392

Operating and maintenance expense	231	6,812	7,043
Product cost	—	2,919	2,919
Depreciation and accretion	300	600	900
Direct general and administrative expense	7	235	242
Taxes other than income	—	161	161
Other expense	—	5	5

Segment operating income	138	1,984	2,122
Equity earnings	10,264	—	10,264

Segment profit	$10,402	$1,984	$12,386

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$2,122
General and administrative expenses:
Allocated-affiliate			(1,293)
Third party-direct			(586)

Combined operating income			$243

Three Months Ended June 30, 2005:

Segment revenues	$765	$11,411	$12,176

Operating and maintenance expense	269	2,523	2,792
Product cost	—	3,327	3,327
Depreciation and accretion	300	593	893
Direct general and administrative expense	—	271	271
Taxes other than income	—	146	146

Segment operating income	196	4,551	4,747
Equity earnings	7,422	—	7,422

Segment profit	$7,618	$4,551	$12,169

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$4,747
Allocated general and administrative expense			(607)

Combined operating income			$4,140

	Gathering &	NGL
	Processing	Services	Total
		(Thousands)
Six Months Ended June 30, 2006:

Segment revenues	$1,409	$29,046	$30,455

Operating and maintenance expense	473	14,261	14,734
Product cost	—	8,642	8,642
Depreciation and accretion	600	1,200	1,800
Direct general and administrative expense	9	536	545
Taxes other than income	—	368	368
Other expense	—	5	5

Segment operating income	327	4,034	4,361
Equity earnings	22,432	—	22,432

Segment profit	$22,759	$4,034	$26,793

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$4,361
General and administrative expenses:
Allocated-affiliate			(2,410)
Third party-direct			(1,114)

Combined operating income			$837

Segment assets	$335,632	$67,211	$402,843

Other assets and eliminations			16,699

Total assets			$419,542

Six Months Ended June 30, 2005:

Segment revenues	$1,645	$21,900	$23,545

Operating and maintenance expense	376	8,144	8,520
Product cost	—	6,062	6,062
Depreciation and accretion	600	1,198	1,798
Direct general and administrative expense	—	474	474
Taxes other than income	—	338	338

Segment operating income	669	5,684	6,353
Equity earnings	16,133	—	16,133

Segment profit	$16,802	$5,684	$22,486

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$6,353
Allocated general and administrative expense			(1,110)

Combined operating income			$5,243

Total assets	$283,190	$52,703	$335,893

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Please read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements included in Item 1 of Part I of this quarterly report.
Overview
     We are a Delaware limited partnership formed in February 2005. On August 23, 2005, we completed our initial public offering (“IPO”) of common units. We are principally engaged in the business of gathering, transporting and processing natural gas and fractionating and storing natural gas liquids (“NGLs”). We manage our business and analyze our results of operations on a segment basis. Our operations are divided into two business segments:
•	Gathering and Processing. Our Gathering and Processing segment includes (1) our 25.1 percent ownership interest in Williams Four Corners LLC (“Four Corners”), (2) our 40 percent ownership interest in Discovery Producer Services, LLC (“Discovery”) and (3) the Carbonate Trend gathering pipeline off the coast of Alabama. The Four Corners system gathers and processes approximately 37 percent of the natural gas produced in the San Juan Basin and connects with the five pipeline systems that transport natural gas to end markets from the basin. Discovery owns an integrated natural gas gathering and transportation pipeline system extending from offshore in the Gulf of Mexico to a natural gas processing facility and an NGL fractionator in Louisiana. These assets generate revenues by providing natural gas gathering, transporting and processing services and integrated NGL fractionating services to customers under a range of contractual arrangements. Although Discovery includes fractionation operations, which would normally fall within the NGL Services segment, it is primarily engaged in gathering and processing and is managed as such.

•	NGL Services. Our NGL Services segment includes three integrated NGL storage facilities and a 50 percent undivided interest in a fractionator near Conway, Kansas. These assets generate revenues by providing stand-alone NGL fractionation and storage services using various fee-based contractual arrangements where we receive a fee or fees based on actual or contracted volumetric measures.
Recent Events
     Issuance of Common Units. On June 20, 2006, we sold 7,590,000 common units (including 990,000 common units pursuant to the underwriters’ over-allotment option) in a public offering. We received net proceeds of approximately $227.1 million from the sale of the common units after deducting underwriting discounts but before estimated offering expenses. The net proceeds were used to fund our acquisition of a 25.1 percent interest in Four Corners discussed below and for general partnership purposes.
     Issuance of Senior Unsecured Notes. On June 20, 2006, we issued $150 million aggregate principal amount of 7 1/2 percent Senior Unsecured Notes due 2011. We received net proceeds of approximately $146.8 million from the sale of the senior unsecured notes after deducting initial purchaser discounts and estimated offering expenses. The net proceeds were used to fund our acquisition of a 25.1 percent interest in Four Corners discussed below.
     Acquisition of Interest in Four Corners. On June 20, 2006, we completed our acquisition of a 25.1 percent ownership interest in Four Corners for aggregate consideration of $360 million ($355.8 million net of our general partner’s capital contribution related to the issuance of common units discussed above) that was financed by the issuance of common units and senior unsecured notes discussed above. Four Corners’ natural gas gathering, processing and treating assets consist of, among other things, the following:
(i)	a 3,500-mile natural gas gathering system in the San Juan Basin in New Mexico and Colorado with a capacity of two billion cubic feet per day;

(ii)	the Ignacio natural gas processing plant in Colorado and the Kutz and Lybrook natural gas processing plants in New Mexico, which have a combined processing capacity of 760 million cubic feet per day (“MMcf/d”); and

(iii)	the Milagro and Esperanza natural gas treating plants in New Mexico, which have a combined carbon dioxide treating capacity of 750 MMcf/d.
     We account for the 25.1 percent interest in Four Corners as an equity investment, and therefore will not consolidate its financial results. Because Four Corners was an affiliate of Williams at the time of acquisition, the transaction was between entities under common control and has been accounted for at historical cost and our Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been restated to reflect the combined historical results. Accordingly, all prior period information in the following discussion and analysis of results of operations has been restated to reflect this change. Please read our prospectus, as filed with the Securities and Exchange Commission on June 15, 2006, for more information related to this transaction.
     Future Acquisitions. Williams recently announced that it has a goal of completing additional drop-down transactions involving the transfer of gathering and processing assets to us. However, Williams has no obligation to sell assets to us, and we have no control as to whether or when Williams may elect to offer us the opportunity to acquire any such assets. In addition, the decision by us to acquire any assets from Williams and the terms, including price, of any significant transaction between Williams and us will be subject to the approval of the board of directors of our general partner and the conflicts committee of the board of directors of our general partner.
     New Credit Facility with Williams. In May 2006, Williams replaced its $1.275 billion secured credit facility with a $1.5 billion unsecured credit agreement. The new facility contains substantially similar terms and covenants as the prior facility. The new credit agreement is available for borrowings and letters of credit and will continue to allow us to borrow up to $75 million for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. Please read “— Financial Condition and Liquidity — Credit Facilities” for more information.

Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended		% Change	Six months ended		% Change
	June 30,		from	June 30,		from
	2006	2005	2005(1)	2006	2005	2005(1)
	(Thousands)			(Thousands)
Revenues	$13,392	$12,176	+10%	$30,455	$23,545	+29%

Costs and expenses:
Operating and maintenance expense	7,043	2,792	-152%	14,734	8,520	-73%
Product cost	2,919	3,327	+12%	8,642	6,062	-43%
Depreciation and accretion	900	893	-1%	1,800	1,798	—
General and administrative expense	2,121	878	-142%	4,069	1,584	-157%
Taxes other than income	161	146	-10%	368	338	-9%
Other expense	5	—	NM	5	—	NM

Total costs and expenses	13,149	8,036	-64%	29,618	18,302	-62%

Operating income	243	4,140	-94%	837	5,243	-84%
Equity earnings — Four Corners	7,917	6,731	+18%	16,304	13,230	+23%
Equity earnings — Discovery	2,347	691	NM	6,128	2,903	+111%
Interest expense	(648)	(2,982)	+78%	(884)	(5,986)	+85%
Interest income	110	—	NM	180	—	NM

Net income	$9,969	$8,580	+16%	$22,565	$15,390	+47%

(1)	+ = Favorable Change; – = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended June 30, 2006 vs. three months ended June 30, 2005
     Revenues increased $1.2 million, or 10 percent, due primarily to higher revenues in our NGL Services segment reflecting higher fractionation and storage revenues partially offset by decreased product sales revenues. These increases are discussed in detail in the “– Results of Operations – NGL Services” section.
     Operating and maintenance expense increased $4.3 million, or 152 percent, due primarily to our NGL Services segment where fuel and power costs and cavern workover costs increased and favorable product imbalance adjustments decreased.
     Product cost decreased $0.4 million, or 12 percent, directly related to decreased product sales discussed above.
     General and administrative expense increased $1.2 million, or 142 percent, due primarily to the increased costs of being a publicly-traded partnership. These costs included $0.5 million for charges allocated by Williams for accounting, legal, and other support, $0.4 million for audit fees, tax return preparation, director fees and agency rating fees, and $0.3 million for conflict committee activity associated with our acquisition of a 25.1 percent interest in Four Corners.

     Operating income decreased $3.9 million, or 94 percent, due primarily to higher operating and maintenance expense and higher general and administrative expense, partially offset by higher NGL Services’ fractionation and storage revenues.
     Equity earnings from Four Corners and Discovery increased $1.2 million and $1.7 million, respectively. These increases are discussed in detail in the “– Results of Operations – Gathering and Processing” section.
     Interest expense decreased $2.3 million, or 78 percent, due to the forgiveness of the advances from Williams in conjunction with the closing of our IPO on August 23, 2005, slightly offset by the commitment fees on our $75 million borrowing capacity under Williams’ revolving credit facility and our $20 million working capital revolving credit facility with Williams. In addition, we had 10 days of interest in June 2006 on our $150 million senior unsecured notes issued to finance a portion of our acquisition of a 25.1 percent interest in Four Corners.
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     Revenues increased $6.9 million, or 29 percent, due primarily to higher revenues in our NGL Services segment reflecting higher fractionation and storage revenues and increased product sales revenues. These increases are discussed in detail in the “– Results of Operations – NGL Services” section.
     Operating and maintenance expense increased $6.2 million, or 73 percent, due primarily to our NGL Services segment where fuel and power costs and cavern workover costs increased.
     Product cost increased $2.6 million, or 43 percent, directly related to increased product sales discussed above.
     General and administrative expense increased $2.5 million, or 157 percent, due primarily to the increased costs of being a publicly-traded partnership. These costs included $0.8 million for charges allocated by Williams for accounting, legal, and other support, $0.9 million for audit fees, tax return preparation, director fees and agency rating fees and $0.5 million for conflict committee activity associated with our acquisition of a 25.1 percent interest in Four Corners.
     Operating income decreased $4.4 million, or 84 percent, due primarily to higher operating and maintenance expense and general and administrative expense, partially offset by higher NGL Services’ fractionation and storage revenues.
     Equity earnings from Four Corners and Discovery increased $3.1 million and $3.2 million, respectively. Both of these increases are discussed in detail in the “– Results of Operations – Gathering and Processing” section.
     Interest expense decreased $5.1 million, or 85 percent, due to the forgiveness of the advances from Williams in conjunction with the closing of our IPO on August 23, 2005, slightly offset by the commitment fees on our $75 million borrowing capacity under Williams’ revolving credit facility and our $20 million working capital revolving credit facility with Williams. In addition, we had 10 days of interest in June 2006 on our $150 million senior unsecured notes issued to finance a portion of our acquisition of a 25.1 percent interest in Four Corners.

Results of Operations – Gathering and Processing
     The Gathering and Processing segment includes the Carbonate Trend gathering pipeline, our 25.1 percent ownership interest in Four Corners and our 40 percent ownership interest in Discovery.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands)
Segment revenues	$676	$765	$1,409	$1,645

Costs and expenses:
Operating and maintenance expense	231	269	473	376
Depreciation	300	300	600	600
General and administrative expense — direct	7	—	9	—

Total costs and expenses	538	569	1,082	976

Segment operating income	138	196	327	669
Equity earnings — Four Corners	7,917	6,731	16,304	13,230
Equity earnings — Discovery	2,347	691	6,128	2,903

Segment profit	$10,402	$7,618	$22,759	$16,802

Carbonate Trend
     Segment operating income for the three and six months ended June 30, 2006 decreased $0.1 million and $0.3 million, respectively, due to lower gathering revenues caused by declines in average daily gathered volumes. These volumetric declines are caused by normal reservoir depletion that was not offset by new sources of throughput.
     Four Corners and Discovery are accounted for using the equity method of accounting. As such, our interest in Four Corners and Discovery’s net operating results are reflected as equity earnings in the Consolidated Statements of Income. Due to the significance of Four Corners’ and Discovery’s equity earnings to our results of operations, the following discussion addresses in greater detail the results of operations for 100 percent of both Four Corners and Discovery.

Four Corners

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands)
Revenues	$127,794	$108,080	$243,466	$215,983

Costs and expenses, including interest:
Product cost and shrink replacement	41,800	36,418	80,077	72,852
Operating and maintenance expense	34,525	26,735	63,620	52,381
Depreciation and amortization	9,952	9,708	19,766	19,434
General and administrative expense	8,056	6,529	14,694	14,309
Taxes other than income	1,596	1,748	3,672	3,933
Other (income) expense, net	323	127	(3,320)	364

Total costs and expenses, including interest	96,252	81,265	178,509	163,273

Net income	$31,542	$26,815	$64,957	$52,710

Williams Partners’ 25.1 percent interest — Equity earnings per our Consolidated Statements of Income
	$7,917	$6,731	$16,304	$13,230

Three months ended June 30, 2006 vs. three months ended June 30, 2005
     Revenues increased $19.7 million, or 18 percent, due to $18.0 million higher product sales and $1.8 million higher gathering and processing revenue. Product sales revenues increased due primarily to:
•	$9.1 million increase related to a 33 percent increase in average NGL sales prices realized on sales of NGLs that Four Corners received under its processing contracts. This increase resulted from general increases in market prices for these commodities between the two periods;

•	$3.5 million increase related to a 14 percent increase in NGL volumes that Four Corners received under its processing contracts. This increase was related primarily to the impact of equipment outages in the second quarter of 2005;

•	$2.7 million of higher condensate sales primarily resulting from the recognition of two additional months of condensate revenue in 2006. Prior to 2006, condensate revenue had been recognized two months in arrears. As a result of more timely sales information now made available from third parties, we have recorded these on a current basis and thus have fully recognized this activity through June 30, 2006. Our management concluded that the effect of recoding the additional two months was not material to our results for 2006 or prior periods or our trend of earnings; and

•	$1.9 million higher sales of NGLs on behalf of third parties. These NGL sales are made on behalf of producers who have Four Corners market their NGLs for a fee in accordance with their contracts. This increase was offset by higher associated product costs of $1.9 million discussed below.
     Fee-based gathering and processing revenues increased $1.8 million due primarily to $2.9 million higher revenue from a five percent increase in the average gathering and processing rates, partially offset by $1.1 million lower revenue from a three percent decrease in gathering and processing volumes. The average gathering and processing rates increased in 2006 largely as a result of contractual escalation clauses. Most of Four Corners’ gathering contracts include escalation clauses that provide for an annual escalation based on an inflation-sensitive index. One significant gathering agreement is escalated based on changes in the average price of natural gas.

     Product cost and shrink replacement increased $5.4 million, or 15 percent, due primarily to:
•	$3.2 million increase from 28 percent higher volumetric shrink requirements from Four Corners’ keep-whole processing contracts; and

•	$1.9 million increase from third party customers who elected to have Four Corners market their NGLs. This increase is offset by the corresponding increase in product sales discussed above.
     Operating and maintenance expense increased $7.8 million, or 29 percent, due primarily to:
•	$3.0 million increase in non-shrink natural gas purchases due primarily to higher volumetric gathering fuel requirements;

•	$3.7 million increase in materials and supplies and outsides services expense related primarily to increased compression and maintenance costs; and

•	$1.1 million other operating and maintenance expense increases including $0.8 million caused by labor and benefits increases associated primarily with the addition of new personnel.
     General and administrative expense increased $1.5 million, or 23 percent, due primarily to an increase in allocated general and administrative expense from Williams.
     Other expense, net increased $0.2 million due primarily to losses from the sale of surplus equipment.
     Net income increased $4.7 million, or 18 percent, due primarily to $12.6 million from higher processing margins caused by increased per-unit margins on higher NGL sales volumes and $1.8 million of higher fee-based gathering and processing revenues. These increases were partially offset by other expense increases including $7.8 million of higher operating and maintenance expense.
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     Revenues increased $27.5 million, or 13 percent, due to $21.1 million higher product sales and $6.5 million higher gathering and processing revenues. Product sales revenues increased due primarily to:
•	$12.2 million increase related to a 21 percent increase in average NGL sales prices realized on sales of NGLs which Four Corners received under its processing contracts. This increase resulted from general increases in market prices for these commodities between the two periods;

•	$2.8 million increase related to a five percent increase in NGL volumes which Four Corners received under its processing contracts. This increase was related primarily to equipment outages in the second quarter of 2005;

•	$3.6 million of higher condensate sales, which includes $1.9 million resulting from the recognition of two additional months of condensate revenue in 2006. Prior to 2006, condensate revenue had been recognized two months in arrears. As a result of more timely sales information now made available from third parties, we have recorded these on a current basis and thus have fully recognized this activity through June 30, 2006. Our management concluded that the effect of recoding the additional two months was not material to our results for 2006 or prior periods or our trend of earnings; and

•	$2.3 million of higher LNG sales related primarily to an increase in volumes sold.
     Fee-based gathering and processing revenues increased $6.5 million due primarily to $7.3 million higher revenue from a six percent increase in the average gathering and processing rates, partially offset by $0.9 million lower revenue from a one percent decrease in gathering and processing volumes. The average gathering and processing rates increased in 2006 largely as a result of contractual escalation clauses. Most of Four Corners’ gathering contracts include escalation clauses that provide for an annual escalation based on an inflation-sensitive index. One significant gathering agreement is escalated based on changes in the average price of natural gas.

     Product cost and shrink replacement increased $7.2 million, or 10 percent, due primarily to:
•	$3.5 million increase from 12 percent higher average natural gas prices;

•	$1.6 million increase from six percent higher volumetric shrink requirements from Four Corners’ keep-whole processing contracts; and

•	$1.8 million increase related to increased condensate and LNG sales.
     Operating and maintenance expense increased $11.2 million, or 21 percent, due primarily to:
•	$5.2 million increase in non-shrink natural gas purchases due primarily to higher volumetric gathering fuel requirements and higher system losses;

•	$4.2 million increase in materials and supplies and outsides services expense related primarily to increased compression and maintenance costs; and

•	$1.8 million other operating and maintenance expense increases including $1.2 million caused by labor and benefits increases associated primarily with the addition of new personnel.
     Other (income) expense, net improved $3.7 million due primarily to a $3.3 million gain recognized on the sale of the LaMaquina treating facility in the first quarter of 2006. The LaMaquina treating facility was shut down in 2002, and impairments were recorded in 2003 and 2004. This gain was partially offset by losses from the sale of surplus equipment in the second quarter of 2006.
     Net income increased $12.2 million, or 23 percent, due primarily to $13.8 million from higher processing margins resulting from increased per-unit margins on higher NGL sales volumes, $6.5 million of higher fee-based gathering and processing revenues and the $3.7 million improvement in other (income) expense, net. These increases were partially offset by $11.2 million higher operating and maintenance expense.

Discovery Producer Services

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands)
Revenues	$32,916	$23,025	$95,036	$50,314

Costs and expenses, including interest:
Product cost and shrink replacement	15,898	9,711	57,448	20,835
Operating and maintenance expense	5,232	5,118	10,054	9,111
Depreciation and accretion	6,374	6,126	12,753	12,239
General and administrative expense	544	518	1,234	1,018
Interest income	(601)	(389)	(1,227)	(673)
Other (income) expense, net	(399)	214	(546)	526

Total costs and expenses, including interest	27,048	21,298	79,716	43,056

Net income	$5,868	$1,727	$15,320	$7,258

Williams Partners’ 40 percent interest — Equity earnings per our Consolidated Statements of Income
	$2,347	$691	$6,128	$2,903

Three months ended June 30, 2006 vs. three months ended June 30, 2005
     Revenues increased $9.9 million, or 43 percent, due primarily to higher NGL product sales from the marketing of customers’ NGLs. In addition, the Tennessee Gas Pipeline (“TGP”) and Texas Eastern Transmission Company (“TETCO”) open season agreements, which began in the last quarter of 2005, contributed $0.8 million in revenues for the second quarter of 2006. The TGP and TETCO open seasons provided outlets for natural gas that was stranded following damage to third-party facilities during hurricanes Katrina and Rita. Throughput volumes under these open season agreements continued at reduced rates during the second quarter of 2006 and may completely cease in the third quarter. The significant components of the revenue increase are addressed more fully below.
•	Product sales increased $8.7 million for NGL sales related to third-party processing customers’ elections to have Discovery market their NGLs for a fee under an option in their contracts. These sales were offset by higher associated product costs of $8.7 million discussed below.

•	Product sales also increased approximately $1.0 million as a result of an 11 percent higher average sales prices.

•	Transportation revenue increased $0.9 million, including $0.4 million due to additional fee-based revenues related to the TGP and TETCO open season agreements discussed above.

•	Processing and fractionation revenue increased $0.4 million in additional fee-based revenues related to the TGP and TETCO open season agreements.
     Partially offsetting these increases was a $0.7 million decrease in gathering revenues due to declines in both gathered volumes and rates.
     Product cost and shrink replacement increased $6.2 million, or 64 percent, due primarily to $8.7 million of product purchase costs for the processing customers who elected to have Discovery market their NGLs.

     Depreciation and accretion expense increased $0.2 million, or four percent, due primarily to the market expansion project placed in service in June 2005.
     Interest income increased $0.2 million due primarily to interest earned on funds restricted for use in the construction of the Tahiti pipeline lateral expansion project.
     Other (income) expense, net improved $0.6 million due primarily to a non-cash foreign currency transaction gain from the revaluation of restricted cash accounts denominated in Euros. These restricted cash accounts were established from contributions made by Discovery’s members, including us, for the construction of the Tahiti pipeline lateral expansion project.
     Net income increased $4.1 million, due primarily to $3.4 million higher gross processing margins caused by very favorable processing margins as compared to the prior year, revenues from the TGP and TETCO open seasons which contributed approximately $0.8 million and other income of $0.6 million, partially offset by $0.7 million lower gathering revenues.
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     Revenues increased $44.7 million, or 89 percent, due primarily to higher NGL product sales from the marketing of customers’ NGLs. In addition, TGP and TETCO open seasons, which began in the last quarter of 2005, accounted for $10.7 million in revenues. The significant components of the revenue increase are addressed more fully below.
•	Product sales increased $45.5 million for NGL sales related to third-party processing customers’ elections to have Discovery market their NGLs for a fee under an option in their contracts. These sales were offset by higher associated product costs of $45.5 million discussed below.

•	Processing and fractionation revenues increased $5.7 million, including $7.0 million in additional fee-based revenues related to the TGP and TETCO open seasons discussed above and $0.9 million from increased volumes from the Front Runner prospect that came on-line in the first quarter of 2005, partially offset by a $2.2 million decrease in by-pass revenues and other throughput declines.

•	Transportation revenues increased $3.0 million, including $3.7 million in additional fee-based revenues related to the TGP and TETCO open seasons discussed above and $0.9 million in rate increases, partially offset by $1.6 million related to other throughput declines.
Partially offsetting these increases were the following:
•	Product sales decreased approximately $8.9 million as a result of 37 percent lower NGL sales volumes following Hurricanes Katrina and Rita, partially offset by a $3.2 million increase associated with 21 percent higher average sales prices.

•	Product sales also decreased $0.9 million due to the absence of excess fuel and shrink replacement gas sales in 2006.

•	Gathering revenues decreased $2.8 million due primarily to a $1.4 million deficiency payment received in the first quarter of 2005 and a $1.4 million decrease related to a decline in both gathered volumes and rates.
     Product cost and shrink replacement increased $36.6 million, or 176 percent, due primarily to $45.5 million higher product purchase costs for the processing customers who elected to have Discovery market their NGLs and $1.1 million from higher average per-unit natural gas prices, partially offset by $8.0 million lower costs related to reduced processing volumes in 2006.
     Operating and maintenance expense increased $0.9 million, or 10 percent, due primarily to higher fuel costs related to increased processing throughput volumes primarily for open season processing in the first quarter of 2006.

     Depreciation and accretion expense increased $0.5 million, or four percent, due primarily to the market expansion project placed in service in June 2005.
     General and administrative expense increased $0.2 million, or 21 percent, due primarily to an increase in the management fee paid to Williams related to Discovery’s market expansion project and additions of other facilities.
     Interest income increased $0.6 million due primarily to interest earned on funds restricted for use in the construction of the Tahiti pipeline lateral expansion project.
     Other (income) expense, net improved $1.1 million due primarily to a $1.4 million non-cash foreign currency transaction gain from the revaluation of restricted cash accounts denominated in Euros. These restricted cash accounts were established from contributions made by Discovery’s members, including us, for the construction of the Tahiti pipeline lateral expansion project.
     Net income increased $8.1 million, or 111 percent, due primarily to the TGP and TETCO open seasons which contributed approximately $10.7 million, $2.3 million higher gross processing margins, and $1.1 million other income, partially offset by $2.8 million lower gathering revenues and $1.1 million higher operating and maintenance and general and administrative expense.
Outlook
Carbonate Trend
     During the remainder of 2006, recompletions and workovers may not offset production declines from the wells currently connected to the Carbonate Trend pipeline.
Four Corners
     Throughput volumes on Four Corners’ gathering, processing and treating system are an important component of maximizing its profitability. Throughput volumes from existing wells connected to its pipelines will naturally decline over time. Accordingly, to maintain or increase throughput levels Four Corners must continually obtain new supplies of natural gas.
•	We anticipate that sustained drilling activity, expansion opportunities and production enhancement activities by producers should be sufficient to substantially offset the historical decline or possibly increase gathered and processed volumes.

•	Four Corners has realized above average margins at its gas processing plants in recent years because of volatile natural gas and crude oil markets. We expect per-unit margins in 2006 will remain strong in relation to historical averages. Additionally, we anticipate that Four Corners’ contract mix and commodity management activities will continue to allow it to realize greater margins relative to industry averages.

•	We anticipate that operating costs, excluding compression, will increase in 2006. Compression cost increases are dependent upon the extent and amount of additional compression needed to meet the needs of Four Corners’ customers and the cost at which compression can be purchased, leased and operated. Additionally, we have made unbudgeted expenditures in 2006 that are expected to have a positive long-term economic impact.

•	We anticipate that the natural gas fuel cost associated with the operation of the Milagro treating plant will increase due to the expiration, in October 2006, of a natural gas purchase contract with Williams that contained pricing that has recently been below market.

Discovery
     Throughput volumes on Discovery’s pipeline system are an important component of maximizing its profitability. Pipeline throughput volumes from existing wells connected to its pipelines will naturally decline over time. Accordingly, to maintain or increase throughput levels on these pipelines and the utilization rate of Discovery’s natural gas plant and fractionator, Discovery must continually obtain new supplies of natural gas.
•	The Tahiti pipeline lateral expansion project is currently on schedule. We anticipate the pipe will be installed by May 2007 and initial throughput will begin in April 2008.

•	Throughput volumes for Discovery resulting from the TETCO open season ended on March 14, 2006. Currently Discovery continues to receive reduced throughput volumes from TGP. Discovery is negotiating for the retention of some of this gas on a long-term basis and will compete with several other plants in the area for this business.

•	We anticipate lower gathered volumes from Discovery’s pre-hurricane sources throughout 2006. The 2005 hurricanes caused a significant disruption in the normal operations of our customers including critical recompletion and drilling activity necessary to sustain and improve their production levels.

•	With the current oil and natural gas price environment, drilling activity across the shelf and the deepwater of the Gulf of Mexico has been robust. However, the availability of specialized rigs necessary to drill in the deepwater areas, such as those in and around Discovery’s gathering areas, limits the ability of producers to bring identified reserves to market quickly. This will prolong the timeframe over which these reserves will be developed. We expect Discovery to be successful in competing for a portion of these new volumes.

•	On March 31, 2006, Discovery connected a new well in ATP Oil & Gas Corporation’s Gomez prospect, currently the rate is approximately 30,000 MMBtu/d. ATP has announced that it expects the rate to increase from this level.

•	We anticipate a significant increase in Discovery’s property damage insurance premiums, which are due in October 2006. The expected increase is related to an overall increase in premiums for property located in the Gulf Coast area following the 2005 hurricanes.

•	During the second quarter of 2006, Discovery began receiving additional production at South Timbalier 41, and is currently flowing approximately 100,000 MMBtu/d.

Results of Operations — NGL Services
     The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our undivided 50 percent interest in the Conway fractionator.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands)
Segment revenues	$12,716	$11,411	$29,046	$21,900

Costs and expenses:
Operating and maintenance expense	6,812	2,523	14,261	8,144
Product cost	2,919	3,327	8,642	6,062
Depreciation and accretion	600	593	1,200	1,198
General and administrative expense — direct	235	271	536	474
Taxes other than income	161	146	368	338
Other expense	5	—	5	—

Total costs and expenses	10,732	6,860	25,012	16,216

Segment profit	$1,984	$4,551	$4,034	$5,684

Three months ended June 30, 2006 vs. three months ended June 30, 2005
     Segment revenues increased $1.3 million, or 11 percent, due primarily to higher storage and fractionation revenues offset by a decrease in product sales. The significant components of the revenue fluctuations are addressed more fully below.
•	Storage revenues increased $1.3 million due primarily to higher average storage volumes from additional short-term storage leases caused by the reduced demand for propane due to the warm 2006 winter.

•	Fractionation revenues increased $0.7 million due primarily to a 15 percent increase in the average fractionation rate related to the pass through to customers of increased fuel and power costs, and 21 percent higher fractionation volumes.

•	Product sales were $0.8 million lower due primarily to lower sales volumes. This decrease was offset by a related decrease in product cost discussed below.
     Operating and maintenance expense increased $4.3 million, or 170 percent, due primarily to:
•	$1.8 million increase in outside services costs caused primarily by increased storage cavern workovers related to our ongoing efforts to comply with KDHE regulatory requirements and fractionator maintenance;

•	The impact of a $1.5 million gain recognized in 2005 during the routine emptying of caverns; and

•	$0.8 million increase in fuel and power costs necessary to operate the fractionator due to higher volumes and rates.
     Product cost decreased $0.4 million, or 12 percent, directly related to decreased product sales volumes discussed above.

     Segment profit decreased $2.6 million, or 56 percent, due primarily to $4.3 million higher operating and maintenance expense, partially offset by the $2.0 million higher storage and fractionation revenues.
Six months ended June 30, 2006 vs. six months ended June 30, 2005
     Segment revenues increased $7.1 million, or 33 percent, due primarily to higher product sales and fractionation and storage revenues. The significant components of the revenue increase are addressed more fully below.
•	Product sales were $2.5 million higher due primarily to higher NGL sales prices. These product sales revenues were largely offset by the related increase in product cost.

•	Fractionation revenues increased $2.2 million due primarily to a 24 percent increase in the average fractionation rate related to the pass through to customers of increased fuel and power costs and 19 percent higher volumes.

•	Storage revenues increased $2.0 million due primarily to higher average storage volumes from additional short-term storage leases caused by the reduced demand for propane due to the warm 2006 winter.

•	Other revenues increased $0.4 million due to increased butane conversion revenue and increased terminalling revenue.
     Operating and maintenance expense increased $6.1 million, or 75 percent, due primarily to:
•	$3.2 million increase in outside services costs caused primarily by increased storage cavern workovers and fractionator maintenance; and

•	$2.2 million higher fuel and power costs necessary to operate the fractionator due to higher volumes and rates.
     Product cost increased $2.6 million, or 43 percent, directly related to increased product sales volumes discussed above.
     Segment profit decreased $1.7 million, or 29 percent, due primarily to $6.1 million higher operating and maintenance expense, partially offset by the $4.2 million higher storage and fractionation revenues.
Outlook
•	For the third quarter of 2006, we anticipate that fractionation volumes will average approximately 40,000 barrels per day, which is in-line with average fractionation volumes for the second quarter of 2006. We expect to experience a slight decrease in throughput due to high temperatures that negatively impact the plant capacity. We also expect to continue to produce income from the blending and segregation of various products.

•	The early results of the 2006 storage season are positive. During the first quarter of 2006, we received storage volume nominations for the storage year beginning April 1, 2006 that will generate revenues equal to last year’s record levels. There is still potential for additional short-term storage leases in the fourth quarter of 2006.

•	We continue to execute a large number of storage cavern workovers and wellhead modifications to comply with KDHE regulatory requirements. We expect outside service costs to continue at current levels throughout 2006 and 2007 to ensure that we meet the regulatory compliance requirement to complete cavern workovers before the end of 2008. For the third quarter of 2006, we anticipate having two cavern workover rigs in operation and are making good progress on cavern workovers.

Financial Condition and Liquidity
Outlook for 2006
     We believe we have the financial resources and liquidity necessary to meet future requirements for working capital, capital and investment expenditures, and quarterly cash distributions. We anticipate our 2006 sources of liquidity for the remainder of 2006 will include:
•	Cash and cash equivalents;

•	Cash generated from operations;

•	Cash distributions from Four Corners and Discovery;

•	Capital contributions from Williams pursuant to an omnibus agreement; and

•	Credit facilities, as needed.
     Our cash and cash equivalents increased $16.5 million on June 20, 2006 upon the completion of our acquisition of a 25.1 percent ownership interest in Four Corners. This amount represents the net proceeds above the purchase price generated by our offering of common units and the issuance of senior unsecured notes in a private debt placement. We have retained this cash to be used for general partnership purposes.
     We anticipate our more significant capital requirements for the remainder of 2006 to be:
•	Maintenance capital expenditures for our Conway assets;

•	Capital contributions to Discovery for its capital expenditure program;

•	Quarterly distributions to our unitholders; and

•	Carbonate Trend overburden restoration.
Four Corners
     Historically, Four Corners’ sources of liquidity included cash generated from operations and advances from Williams. Four Corners’ limited liability company agreement, as amended effective June 20, 2006, provides for the distribution of available cash on at least a quarterly basis. We expect future cash requirements for Four Corners relating to working capital, maintenance capital expenditures and quarterly cash distributions to its members to be funded from cash flows internally generated from its operations. Growth or expansion capital expenditures for Four Corners will be funded either by cash calls to its members, which require unanimous consent of the members except in limited circumstances, or from internally generated funds.
Discovery
     Discovery expects to make quarterly distributions of available cash to its members. On July 31, 2006, pursuant to the terms of its limited liability company agreement, Discovery made an $10.0 million distribution of available cash to its members. Our 40 percent share of this distribution was $4.0 million.
     In 2005, Discovery sustained damages from Hurricane Katrina. The estimated total cost for hurricane-related repairs is approximately $6.9 million, including $5.5 million in reimbursable expense in excess of its deductible. Discovery will fund these repairs with cash flows from operations and then seek reimbursement from its insurance carrier. The insurance receivable at June 30, 2006 was $5.5 million.
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

Capital Contributions from Williams
     Capital contributions from Williams required under the omnibus agreement consist of the following:
•	Indemnification of environmental and related expenditures for a period of three years (for certain of those expenditures) up to $14 million, which includes between $3.4 million and $4.6 million for the restoration activities due to the partial erosion of the Carbonate Trend pipeline overburden by Hurricane Ivan, approximately $3.1 million for capital expenditures related to KDHE-related cavern compliance at our Conway storage facilities, and approximately $1.0 million for our 40 percent share of Discovery’s costs for marshland restoration and repair or replacement of Paradis’ emission-control flare. As of June 30, 2006 we have received $0.4 million from Williams for these items.

•	An annual credit for general and administrative expenses of $3.2 million in 2006, $2.4 million in 2007, $1.6 million in 2008 and $0.8 million in 2009. For the six months ended June 30, 2006 we have received $1.6 million in credits.

•	Up to $3.4 million to fund our 40 percent share of the expected total cost of Discovery’s Tahiti pipeline lateral expansion project in excess of the $24.4 million we contributed during September 2005.

•	Approximately $1.0 million for expensed KDHE-related compliance work at our Conway storage facilities.
Credit Facilities
     We may borrow up to $75 million under Williams’ $1.5 billion revolving credit facility, which is available for borrowings and letters of credit. Borrowings under this facility mature on May 1, 2007. Our $75 million borrowing limit under Williams’ revolving credit facility is available for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. At June 30, 2006, letters of credit totaling $107 million had been issued on behalf of Williams by the participating institutions under this facility and no revolving credit loans were outstanding.
     We also have a $20 million revolving credit facility with Williams as the lender. The facility was amended and restated on August 7, 2006. The facility is available exclusively to fund working capital borrowings. Borrowings under the amended and restated facility will mature on June 29, 2009. We are required to reduce all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. As of August 7, 2006, we have had no borrowings under the working capital credit facility.
     On June 20, 2006 Four Corners entered into a $20 million loan agreement with Williams as the lender. The loan agreement is revolving in nature and is available to fund working capital borrowings and for other purposes. Borrowings under the loan agreement will mature on June 20, 2009.
Senior Unsecured Notes
     In connection with the issuance of the $150 million senior unsecured notes, sold in a private debt placement to qualified institutional buyers, we entered into a registration rights agreement with the initial purchasers of the senior notes whereby we agreed to conduct a registered exchange offer of exchange notes in exchange for the senior notes or cause to become effective a shelf registration statement providing for resale of the senior notes. If we fail to comply with certain obligations under the registration rights agreement, we will be required to pay liquidated damages in the form of additional cash interest to the holders of the senior notes. Upon the occurrence of such a failure to comply, the interest rate on the senior notes shall be increased by 0.25 percent per annum during the 90-day period immediately following the occurrence of such failure to comply and shall increase by 0.25 percent per annum 90 days thereafter until all defaults have been cured, but in no event shall such aggregate additional interest exceed 0.50 percent per annum.
     The terms of the senior notes are governed by an indenture that contains affirmative and negative covenants that, among other things, limit (1) our ability and the ability of our subsidiaries to incur liens securing indebtedness,

(2) mergers, consolidations and transfers of all or substantially all of our properties or assets, (3) Williams Partners Finance’s ability to incur additional indebtedness and (4) Williams Partners Finance’s ability to engage in any business not related to obtaining money or arranging financing for us or our other subsidiaries. We use the equity method of accounting for our investments in Discovery and Four Corners, and neither will be classified as our subsidiary under the indenture so long as we continue to own a minority interest in such entity. As a result, neither Discovery nor Four Corners will be subject to the restrictive covenants in the indenture. The indenture also contains customary events of default, upon which the trustee or the holders of the senior notes may declare all outstanding senior notes to be due and payable immediately.
     Pursuant to the indenture, we may issue additional notes from time to time. The senior notes and any additional notes subsequently issued under the indenture, together with any exchange notes, will be treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.
     The senior notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness and senior to all of our future indebtedness that is expressly subordinated in right of payment to the senior notes. The senior notes will not initially be guaranteed by any of our subsidiaries. In the future in certain instances as set forth in the indenture, one or more of our subsidiaries may be required to guarantee the senior notes.
     The senior notes bear interest at 7 1/2 percent per annum payable semi-annually in arrears on June 15 and December 15 of each year, starting on December 15, 2006. We will make each interest payment to the holders of record on the immediately preceding June 1 and December 1. The senior notes mature on June 15, 2011.
     We may redeem the senior notes at our option in whole or in part at any time or from time to time prior to June 15, 2011, at a redemption price per note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest, if any, to the redemption date, plus (3) a specified “make-whole” premium (as defined in the indenture). Additionally, upon a change of control (as defined in the indenture), each holder of the senior notes will have the right to require us to repurchase all or any part of such holder’s senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest. Except upon a change of control as described in the prior sentence, we are not required to make mandatory redemption or sinking fund payments with respect to the senior notes or to repurchase the senior notes at the option of the holders.
Capital Requirements
     The natural gas gathering, treating, processing and transportation, and NGL fractionation and storage businesses are capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital requirements of these businesses consist primarily of:
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
     We estimate that maintenance capital expenditures for the Conway assets will be approximately $6.8 million for 2006. Of this amount, approximately $1.2 million will be reimbursed by Williams subject to an omnibus agreement. This omnibus agreement includes a three-year limitation from the IPO closing date, August 23, 2005, and a limitation of $14.0 million on environmental and related indemnities. We expect to fund the remainder of these expenditures through cash flows from operations. These expenditures relate primarily to cavern workovers and wellhead modifications necessary to comply with KDHE regulations.
     We estimate that maintenance capital expenditures for 100 percent of Four Corners will be approximately $18.7 million for 2006. We expect Four Corners will fund its maintenance capital expenditures through its cash flows from operations. These expenditures relate primarily to well connections necessary to connect new sources of throughput for the Four Corners’ system. We expect these new sources of throughput will substantially offset the natural decline of existing sources.
     We estimate that expansion capital expenditures for 100 percent of Four Corners will be approximately $7.2 million for 2006. We expect Four Corners will fund its expansion capital expenditures through its cash flows from operations.
     We estimate that maintenance capital expenditures for 100 percent of Discovery will be approximately $4.3 million for 2006. We expect Discovery will fund its maintenance capital expenditures through its cash flows from operations. These maintenance capital expenditures relate to numerous smaller projects.
     We estimate that expansion capital expenditures for 100 percent of Discovery will be approximately $42.7 million for 2006. These expenditures are primarily for the ongoing construction of the Tahiti pipeline lateral expansion project. Discovery will fund these expenditures with amounts previously escrowed for this project.
Working Capital Attributable to Deferred Revenues
     We require cash in order to continue providing services to our storage customers who prepay their annual storage contracts in April of each year. The storage year for a majority of customer contracts at our Conway storage facility runs from April 1 of a year to March 31 of the following year. For most of these agreements, we receive payment for these one-year contracts in advance in April after the beginning of the storage year and recognize the associated revenue over the course of the storage year. As of June 30, 2006, our deferred storage revenue is $7.0 million.
Cash Distributions to Unitholders
     We paid a quarterly distribution of $5.0 million ($0.35 per unit) to common and subordinated unitholders and the general partner interest on February 14, 2006. We paid a quarterly distribution of $5.4 million ($0.38 per unit) to common and subordinated unitholders and the general partner interest on May 15, 2006. We intend to make a quarterly distribution each quarter during 2006, including $9.4 million ($0.425 per unit) on August 14, 2006 to the general partner interest and common and subordinated unitholders of record at the close of business on August 7, 2006. This distribution will include an additional payment to the general partner of approximately $74,316 of incentive distributions.
Carbonate Trend Overburden Restoration
     We currently estimate that we will incur $3.4 million to $4.6 million of maintenance expenditures for Carbonate Trend during 2006 and 2007 for restoration activities related to the partial erosion of the pipeline overburden caused by Hurricane Ivan in September 2004. We will fund these repairs with cash flows from operations and then seek reimbursement from insurance. In connection with these restoration activities, the Carbonate Trend pipeline may experience a temporary shut down. We estimate that this shut down could reduce our cash flows from operations, excluding the maintenance expenditures, by approximately $200,000 to $300,000.

Results of Operations — Cash Flows
     Williams Partners L.P.

	Six months ended
	June 30,
	2006	2005
	(Thousands)
Net cash provided by operating activities	$14,024	$3,677
Net cash used by investing activities	$(157,886)	$(679)
Net cash provided (used) by financing activities	$164,522	$(2,998)
     The $10.3 million increase in net cash provided by operating activities for the first six months of 2006 as compared to the first six months of 2005 is due primarily to:
•	$8.0 million increase in distributed earnings from Discovery; and

•	$5.3 million in lower interest expense due primarily to the forgiveness by Williams of advances to us at the closing of our IPO.
     These increases in net cash provided by operating activities were partially offset by a $3.0 million decrease in operating income, adjusted for non-cash expenses.
     Net cash used by investing activities includes the purchase of our 25.1 percent interest in Four Corners on June 20, 2006. Because Four Corners was an affiliate of Williams at the time of the acquisition, the transaction was between entities under common control, and has been accounted for at historical cost. Therefore the amount reflected as cash used by investing activities for this purchase represents the historical cost of the investment to Williams. Additionally, net cash used by investing activities includes maintenance capital expenditures in our NGL Services segment primarily for the installation of cavern liners and KDHE-related cavern compliance with the installation of wellhead control equipment and well meters.
     Net cash provided by financing activities in 2006 includes:
•	$225.2 million in proceeds from the sale of 7,590,000 common units, net of related offering costs, and

•	$146.8 million in proceeds from the issuance of debt, net of related issuance costs, to finance our purchase of a 25.1 percent interest in Four Corners;

•	$204.4 million excess purchase price over contributed basis of equity investment distributed to Williams;

•	$10.4 million of distributions paid to unitholders;

•	$4.8 million of contributions from our general partner to maintain its ownership interest following the issuance of the additional common units discussed above; and

•	$2.4 million in indemnifications and reimbursements received from Williams pursuant to the omnibus agreement.
     Net cash used by financing activities in the first six months of 2005 represent net cash flows passed through to Williams, prior to the IPO on August 23, 2005, under its cash management program.
     Four Corners and Discovery
     As previously disclosed, cash distributions from Four Corners and Discovery will be a significant source of our liquidity. Due to the significance of Four Corners’ and Discovery’s cash flows to our ability to make cash distributions, the following discussion addresses in greater detail the cash flow activities for 100 percent of Four Corners and Discovery for the six months ended June 30, 2006 and 2005.

     Four Corners — 100 percent

	Six months ended
	June 30,
	2006	2005
	(Thousands)
Operating Activities:
Net income	$64,957	$52,710
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	19,766	19,434
(Gain)/loss on sale of equipment	(2,779)	—
Cash used by changes in assets and liabilities	(22,472)	(9,470)

Net cash provided by operating activities	59,472	62,674

Investing Activities:
Property, plant and equipment:
Capital expenditures	(15,998)	(7,501)
Proceeds from sales of equipment	7,430	—

Net cash used by investing activities	(8,568)	(7,501)

Financing Activities:
Distributions to Williams	(46,863)	(55,173)

Net cash used by financing activities	(46,863)	(55,173)

Net increase in cash and cash equivalents	$4,041	$—

     Net cash provided by operating activities decreased $3.2 million in 2006 as compared to 2005 due to a $9.8 million increase in operating income, adjusted for non-cash items, offset by a $13.0 million increase in cash used for working capital. The increase in cash used for working capital was caused by an increase in affiliate receivables in the second quarter of 2006 as a result of our transition from Williams’ cash management program to a stand-alone cash management program.
     Net cash used by investing activities increased $1.1 million in 2006 as compared to 2005 due to $8.5 million higher capital expenditures in 2006 related primarily to capital expenditures for well connections, partially offset by $7.4 million of proceeds received from the sale of the LaMaquina treating facility in the first quarter of 2006.
     Net cash used by financing activities in the first six months of 2006 and 2005 represents net cash flows passed through to Williams under its cash management program.

     Discovery — 100 percent

	Six months ended
	June 30,
	2006	2005
	(Thousands)
Operating Activities:
Net income	$15,320	$7,258
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	12,753	12,239
Cash provided (used) by changes in assets and liabilities	3,200	(2,280)

Net cash provided by operating activities	31,273	17,217

Investing Activities:
Property, plant and equipment:
Capital expenditures	(22,260)	(7,434)
Change in accounts payable — capital expenditures	1,163	(9,874)
Decrease in restricted cash	12,050	—

Net cash used by investing activities	(9,047)	(17,308)

Financing Activities:
Contributions from members	7,383	—
Distributions to members	(22,598)	—

Net cash used by financing activities	(15,215)	—

Net increase (decrease) in cash and cash equivalents	$7,011	$(91)

     Net cash provided by operating activities increased $14.1 million in 2006 as compared to 2005 due primarily to an $8.6 million increase in operating income, adjusted for non-cash expenses, and a $5.5 million increase in cash from changes in working capital. The $5.5 million increase in cash from changes in working capital resulted primarily from the payment, in the first quarter of 2005, of an extra month of liquid sales invoices outstanding at the end of 2004.
     Capital expenditures in 2006 related primarily to the Tahiti pipeline lateral expansion project, which were funded from amounts previously escrowed and included on the balance sheet as restricted cash. The $12.1 million decrease in restricted cash is the amount used for this project from the funds previously escrowed. Capital expenditures in 2005 related primarily to Discovery’s market expansion project for the purchase of leased compressors at the Larose processing plant.
     Net cash used by financing activities in 2006 includes:
•	$22.6 million of distributions paid to members, including two quarterly distributions totaling $20.0 million; and

•	$7.4 million of capital contributions from members other than us for the construction of the Tahiti pipeline lateral expansion.
Contractual Obligations
     On June 20, 2006, we issued $150.0 million aggregate principal of 7.5 percent senior unsecured notes in a private debt placement. The maturity date of the notes is June 15, 2011. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs.
Interest Rate Risk
     Our long-term senior unsecured notes have a fixed 7.5 percent interest rate. Any borrowings under our credit agreements would be at a variable interest rate and would expose us to the risk of increasing interest rates. During May 2006, we entered into two forward-starting interest rate swap agreements to protect against changes in the interest rates between the time of the execution of the interest rate swap agreements and the pricing of our senior unsecured notes offering. We terminated these swap agreements in June 2006.
Commodity Price Risk
     Certain of Four Corners’ and Discovery’s processing contracts are exposed to the impact of price fluctuations in the commodity markets, including the correlation between natural gas and NGL prices. In addition, price fluctuations in commodity markets could impact the demand for Four Corners’ and Discovery’s services in the future. Carbonate Trend and our fractionation and storage operations are not directly affected by changing commodity prices except for product imbalances, which are exposed to the impact of price fluctuation in NGL markets. Price fluctuations in commodity markets could also impact the demand for storage and fractionation services in the future. In connection with the IPO, Williams transferred to us a gas purchase contract for the purchase of a portion of our fuel requirements at the Conway fractionator at a market price not to exceed a specified level. This physical contract is intended to mitigate the fuel price risk under one of our fractionation contracts which contains a cap on the per-unit fee that we can charge, at times limiting our ability to pass through the full amount of increases in variable expenses to that customer. This physical contract is a derivative. However, we elected to account for this contract under the normal purchases exemption to the fair value accounting that would otherwise apply. We, Four Corners, and Discovery do not currently use any other derivatives to manage the risks associated with these price fluctuations.
Item 4. Controls and Procedures
          An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our general partner’s management, including our general partner’s chief executive officer and chief financial officer. Based upon that evaluation, our general partner’s chief executive officer and chief financial officer concluded that these Disclosure Controls are effective at a reasonable assurance level.
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

     There were no changes in our Internal Controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information required for this item is provided in Note 7, Commitments and Contingencies, included in the Notes to Consolidated Financial Statements included under Part I, Item 1, which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following new or modified risk factors, most of which relate to our recent acquisition of a 25.1 percent interest in Williams Four Corners LLC and our recent issuance of $150 million aggregate principal amount of senior unsecured notes, should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2005. In addition to the information contained elsewhere in this quarterly report, the following risk factors, along with the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2005, should be carefully considered by each unitholder in evaluating an investment in us. If any of the following risks or those risks included in our Form 10-K were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units and the trading price of our common units could decline and unitholders could lose all or part of their investment.
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
     We may not have sufficient available cash each quarter to pay the minimum quarterly distribution. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•	the prices we obtain for our services;

•	the prices of, level of production of, and demand for, natural gas and NGLs;

•	the volumes of natural gas we gather, transport and process and the volumes of NGLs we fractionate and store;

•	the level of our operating costs, including payments to our general partner; and

•	prevailing economic conditions.
     In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:
•	the level of capital expenditures we make;

•	the restrictions contained in our and Williams’ debt agreements and our debt service requirements;

•	the cost of acquisitions, if any;

•	fluctuations in our working capital needs;

•	our ability to borrow for working capital or other purposes;

•	the amount, if any, of cash reserves established by our general partner;

•	the amount of cash that each of Discovery and Four Corners distributes to us; and

•	reimbursement payments to us by, and credits from, Williams under the omnibus agreement.
     Our unitholders should be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses, and we may not make cash distributions during periods when we record net income.
Because of the natural decline in production from existing wells and competitive factors, the success of our gathering and transportation businesses depends on our ability to connect new sources of natural gas supply, which is dependent on factors beyond our control. Any decrease in supplies of natural gas could adversely affect our business and operating results.
     Our and Discovery’s pipelines receive natural gas directly from offshore producers. The Four Corners gathering system receives natural gas directly from producers in the San Juan Basin. The production from existing wells connected to these pipelines and the Four Corners’ gathering system will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. We do not produce an aggregate reserve report on a regular basis or regularly obtain or update independent reserve evaluations. The amount of natural gas reserves underlying these wells may be less than we anticipate, and the rate at which production will decline from these reserves may be greater than we anticipate. Accordingly, to maintain or increase throughput levels on these pipelines and the utilization rate of Discovery’s natural gas processing plant and fractionator and Four Corners’ processing plants and treating plants, we, Discovery and Four Corners must continually connect new supplies of natural gas. The primary factors affecting our ability to connect new supplies of natural gas and attract new customers to our pipelines include: (1) the level of successful drilling activity near these pipelines; (2) our ability to compete for volumes from successful new wells and existing wells connected to third parties; and (3) our, Discovery’s and Four Corners’ ability to successfully complete lateral expansion projects to connect to new wells.
     Neither we nor Four Corners has any current significant lateral expansion projects planned and Discovery has only one currently planned significant lateral expansion project. Discovery signed definitive agreements with Chevron, Shell and Statoil to construct an approximate 35-mile gathering pipeline lateral to connect Discovery’s existing pipeline system to these producers’ production facilities for the Tahiti prospect in the deepwater region of the Gulf of Mexico. Initial production is expected in April 2008.
     The level of drilling activity in the fields served by our and Discovery’s pipelines and Four Corners’ gathering system is dependent on economic and business factors beyond our control. The primary factors that impact drilling decisions are oil and natural gas prices. A sustained decline in oil and natural gas prices could result in a decrease in exploration and development activities in these fields, which would lead to reduced throughput levels on our pipelines and gathering system. Other factors that impact production decisions include producers’ capital budget limitations, the ability of producers to obtain necessary drilling and other governmental permits, the availability of qualified personnel and equipment, the quality of drilling prospects in the area and regulatory changes. Because of these factors, even if new oil or natural gas reserves are discovered in areas served by our pipelines and gathering system, producers may choose not to develop those reserves. If we were not able to connect new supplies of natural gas to replace the natural decline in volumes from existing wells, due to reductions in drilling activity, competition, or difficulties in completing lateral expansion projects to connect to new supplies of natural gas, throughput on our pipelines and gathering system and the utilization rates of Discovery’s natural gas processing plant and fractionator and Four Corners’ processing plants and treating plants would decline, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
Lower natural gas and oil prices could adversely affect our fractionation and storage businesses.
     Lower natural gas and oil prices could result in a decline in the production of natural gas and NGLs resulting in reduced throughput on our pipelines and Four Corners’ gathering system. Any such decline would reduce the amount of NGLs we fractionate and store, which could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.
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
     Lower NGL prices would reduce the revenues we generate from the sale of NGLs for our own account. Under certain gas processing contracts, referred to as ‘‘percent-of-liquids’’ and ‘‘keep whole’’ contracts, Discovery and Four Corners both receive NGLs removed from the natural gas stream during processing. Discovery and Four Corners can then choose to either fractionate and sell the NGLs or to sell the NGLs directly. In addition, product optimization at our Conway fractionator generally leaves us with excess propane, an NGL, which we sell. We also sell excess storage volumes resulting from measurement variances at our Conway storage facilities.
     The relationship between natural gas prices and NGL prices may also affect our profitability. When natural gas prices are low relative to NGL prices, it is more profitable for Discovery, Four Corners and their customers to process natural gas. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas both because of the higher value of natural gas and of the increased cost (principally that of natural gas as a feedstock and a fuel) of separating the mixed NGLs from the natural gas. As a result, Discovery and Four Corners may experience periods in which higher natural gas prices reduce the volumes of NGLs removed at their processing plants, which would reduce their margins. Finally, higher natural gas prices relative to NGL prices could also reduce volumes of gas processed generally, reducing the volumes of mixed NGLs available for fractionation.

We depend on certain key customers and producers for a significant portion of our revenues and supply of natural gas and NGLs. The loss of any of these key customers or producers could result in a decline in our revenues and cash available to pay distributions.
     We rely on a limited number of customers for a significant portion of our revenues. Our three largest customers for the year ended December 31, 2005, other than a subsidiary of Williams that markets NGLs for Conway, were BP Products North America, Inc., SemStream, L.P. and Enterprise Products Partners, all customers of our Conway facilities. These customers accounted for approximately 45 percent of our revenues for the year ended December 31, 2005. Four Corner’s three largest customers for the year ended December 31, 2005, other than a subsidiary of Williams that markets NGLs for Four Corners and Williams Production Company, LLC, were ConocoPhillips, Burlington Resources and BP America Production Company, which accounted for approximately 30 percent of Four Corners’ revenues for the year ended December 31, 2005. On March 31, 2006, ConocoPhillips acquired Burlington Resources.
     In addition, although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts, on favorable terms, if at all. For example, Four Corners is in active negotiations with several customers to renew gathering, processing and treating contracts that are in evergreen status and that represent approximately 14 percent of Four Corners’ revenues for the year ended December 31, 2005. The negotiations may not result in any extended commitments from these customers. The loss of all or even a portion of the volumes of natural gas or NGLs, as applicable, supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders, unless we are able to acquire comparable volumes from other sources.
If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues and cash available to pay distributions could be adversely affected.
     We depend upon third party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. For example, MAPL delivers its customers’ mixed NGLs to our Conway fractionator and provides access to multiple end markets for NGL products of our storage customers. If MAPL were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, our customers would be unable to store or deliver NGL products and we would be unable to receive deliveries of mixed NGLs at our Conway fractionator. This would have an immediate adverse impact on our ability to enter into short-term storage contracts and our ability to fractionate sufficient volumes of mixed NGLs at Conway.
     MAPL also provides the only liquids pipeline access to multiple end markets for NGL products that are recovered from Four Corners’ processing plants. If MAPL were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, Four Corners would be unable to deliver a substantial portion of the NGLs recovered at its processing plants. This would have an immediate impact on Four Corners’ ability to sell or deliver NGL products recovered at its processing plants. In addition, the five pipeline systems that move natural gas to end markets from the San Juan Basin connect to Four Corners’ treating and processing facilities, including the El Paso Natural Gas, Transwestern, Williams’ Northwest Pipeline, PNM and Southern Trails systems. Some of these natural gas pipeline systems have minimal excess capacity. If any of these pipeline systems were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity or other causes, Four Corners’ customers would be unable to deliver natural gas to end markets. This would reduce the volumes of natural gas processed or treated at Four Corners’ treating and processing facilities. Either of such events could materially and adversely affect our business results of operations, financial condition and ability to make distributions to our unitholders.
     As another example, Shell’s Yellowhammer sour gas treating facility in Coden, Alabama is the only sour gas treating facility currently connected to our Carbonate Trend pipeline. Natural gas produced from the Carbonate Trend area must pass through a Shell-owned pipeline and Shell’s Yellowhammer sour gas treating facility before delivery to end markets. If the Shell-owned pipeline or the Yellowhammer facility were to become unavailable for current or future volumes of natural gas delivered to it through the Carbonate Trend pipeline due to repairs, damages to the facility, lack of capacity or any other reason, our Carbonate Trend customers would be unable to continue shipping natural gas to end markets until either repairs are made to Yellowhammer or a new interconnection is made with another treating facility. Since we generally receive revenues for volumes shipped on the Carbonate Trend pipeline, this would reduce our revenues.
     Any temporary or permanent interruption in operations at MAPL, Yellowhammer or any other third party pipelines or facilities that would cause a material reduction in volumes transported on our pipelines or our gathering systems or processed, fractionated, treated or stored at our facilities could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.
Our future financial and operating flexibility may be adversely affected by restrictions in our indenture and by our leverage.
     In June 2006, we issued $150 million of senior unsecured notes in a private placement, which caused our leverage to increase. Our total outstanding debt was $150 million as of June 30, 2006, representing approximately 38 percent of our total book capitalization. Immediately prior to the private debt placement of our senior unsecured notes, we had no outstanding debt.
     Our debt service obligations and restrictive covenants in the indenture governing our outstanding notes could have important consequences. For example, they could:
•	make it more difficult for us to satisfy our obligations with respect to our outstanding notes and our other indebtedness, which could in turn result in an event of default on such other indebtedness or our outstanding notes;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	adversely affect our ability to pay cash distributions to our unitholders;

•	diminish our ability to withstand a downturn in our business or the economy generally;

•	require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.
     Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
     We are not prohibited under the indenture from incurring additional indebtedness. Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above, and could adversely affect our ability to repay our outstanding notes.

Neither Four Corners nor Discovery is prohibited from incurring indebtedness, which may affect our ability to make distributions to our unitholders.
     Neither Four Corners nor Discovery is prohibited by the terms of their respective limited liability company agreements from incurring indebtedness. In June 2006, Four Corners entered into a $20 million revolving credit facility with Williams as the lender. As of June 30, 2006, there were no outstanding borrowings under the Four Corners revolving credit facility. If either Four Corners or Discovery were to incur significant amounts of indebtedness, it may inhibit their ability to make distributions to us. An inability by either Four Corners or Discovery to make distributions to us would materially and adversely affect our ability to make distributions to our unitholders because we expect distributions we receive from Discovery and Four Corners to represent a significant portion of the cash we distribute to our unitholders.
We do not own all of the interests in the Conway fractionator, in Discovery or in Four Corners, which could adversely affect our ability to operate and control these assets in a manner beneficial to us.
     Because we do not wholly own the Conway fractionator, Discovery or Four Corners, we may have limited flexibility to control the operation of, dispose of, encumber or receive cash from these assets. Any future disagreements with the other co-owners of these assets could adversely affect our ability to respond to changing economic or industry conditions, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
Discovery and Four Corners may reduce their cash distributions to us in some situations.
     Discovery’s limited liability company agreement provides that Discovery will distribute its available cash to its members on a quarterly basis. Four Corners’ limited liability company agreement provides that Four Corners will distribute its available cash to its members at least quarterly. Both Discovery’s and Four Corners’ available cash includes cash on hand less any reserves that may be appropriate for operating its business. As a result, reserves established by Discovery and Four Corners, including those for working capital, will reduce the amount of available cash. The amount of Discovery’s and Four Corners’ quarterly distributions, including the amount of cash reserves not distributed, are to be determined by the members of their respective management committees representing a majority-in-interest in such entity.
     We own a 40 percent interest in Discovery and an affiliate of Williams owns a 20 percent interest in Discovery. In addition, to the extent Discovery requires working capital in excess of applicable reserves, the Williams member must make working capital advances to Discovery of up to the amount of Discovery’s two most recent prior quarterly distributions of available cash, but Discovery must repay any such advances before it can make future distributions to its members. As a result, the repayment of advances could reduce the amount of cash distributions we would otherwise receive from Discovery. In addition, if the Williams member cannot advance working capital to Discovery as described above, Discovery’s business and financial condition may be adversely affected.
We do not operate all of our assets. This reliance on others to operate our assets and to provide other services could adversely affect our business and operating results.
     Williams operates all of our assets, other than the Carbonate Trend pipeline, which is operated by Chevron, and our Conway fractionator and storage facilities, which we operate. Williams also operates the major plants and all of the plant compression for Four Corners, while Hanover operates approximately 85 percent of Four Corners’ field compression. We have a limited ability to control our operations or the associated costs of these operations. The success of these operations is therefore dependent upon a number of factors that are outside our control, including the competence and financial resources of the operators.
     We also rely on Williams for services necessary for us to be able to conduct our business. Williams may outsource some or all of these services to third parties, and a failure of all or part of Williams’ relationships with its outsourcing providers could lead to delays in or interruptions of these services. Our reliance on Williams as an operator and on Williams’ outsourcing relationships, our reliance on Chevron, Four Corners’ reliance on Hanover and Williams and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.
     We compete with similar enterprises in our respective areas of operation. Some of our competitors are large oil, natural gas and petrochemical companies that have greater financial resources and access to supplies of natural gas and NGLs than we do.
     Discovery competes with other natural gas gathering and transportation and processing facilities and other NGL fractionation facilities located in south Louisiana, offshore in the Gulf of Mexico and along the Gulf Coast, including the Manta Ray/Nautilus systems, the Trunkline pipeline and the Venice Gathering System and the processing and fractionation facilities that are connected to these pipelines.
     Our Conway fractionation facility competes for volumes of mixed NGLs with fractionators located in each of Hutchinson, Kansas, Medford, Oklahoma, and Bushton, Kansas owned by ONEOK Partners, L.P., the other joint owners of the Conway fractionation facility and, to a lesser extent, with fractionation facilities on the Gulf Coast. In April 2006, ONEOK, Inc. transferred its entire gathering and processing, natural gas liquids, and pipelines and storage segments to ONEOK Partners, L.P. (formerly known as Northern Border Partners, L.P.), or ONEOK. Our Conway storage facilities compete with ONEOK-owned storage facilities in Bushton, Kansas and in Conway, Kansas, an NCRA-owned facility in Conway, Kansas, a ONEOK-owned facility in Hutchinson, Kansas and an Enterprise Products Partners-owned facility in Hutchinson, Kansas and, to a lesser extent, with storage facilities on the Gulf Coast and in Canada.
     Four Corners competes with other natural gas gathering, processing and treating facilities in the San Juan Basin, including Enterprise, Red Cedar and TEPPCO. In addition, our customers who are significant producers of gas or consumers of NGLs may develop their own gathering, processing, fractionation and storage facilities in lieu of using ours.
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
     Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
The only pipeline that provides NGL transportation capacity in the San Juan Basin has filed at FERC to increase certain of its tariff rates. If the requested increase is granted, Four Corners’ operating costs would increase, which could have an adverse effect on our business and operating results.
     MAPL, the only pipeline in the San Juan Basin that provides NGL transportation capacity, has filed at FERC to increase certain of its tariff rates. If FERC grants this request to increase those tariff rates, we estimate that Four Corners’ cost of transporting NGLs to certain markets would increase by approximately $1.5 million per year, which could have an adverse effect on our business, results of operations, financial condition and ability to make cash distributions to us.
Pipeline integrity programs and repairs may impose significant costs and liabilities on us.
     In December 2003, the U.S. Department of Transportation issued a final rule requiring pipeline operators to develop integrity management programs for gas transportation pipelines located where a leak or rupture could do the most harm in ‘‘high consequence areas.’’ The final rule requires operators to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
The final rule incorporates the requirements of the Pipeline Safety Improvement Act of 2002. The final rule became effective on January 14, 2004. In response to this new Department of Transportation rule, we have initiated pipeline integrity testing programs that are intended to assess pipeline integrity. In addition, we have voluntarily initiated a testing program to assess the integrity of the brine pipelines of our Conway storage facilities. In 2005, Conway replaced two sections of brine systems at a cost of $0.2 million. This work is in anticipation of integrity testing scheduled to begin in the third quarter of 2006. The results of these testing programs could cause us to incur significant capital and operating expenditures in response to any repair, remediation, preventative or mitigating actions that are determined to be necessary.
     Additionally, the transportation of sour gas in our Carbonate Trend pipeline necessitates a corrosion control program in order to protect the integrity of the pipeline and prolong its life. Our corrosion control program may not be successful and the sour gas could compromise pipeline integrity. Our inability to reduce corrosion on our Carbonate Trend pipeline to acceptable levels could significantly reduce the service life of the pipeline and could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
     The State of New Mexico recently enacted rule changes that permit the pressure in gathering pipelines to be reduced below atmospheric levels. In response to these rule changes, Four Corners may reduce the pressures in its gathering lines below atmospheric levels. With Four Corners’ concurrence, producers may also reduce pressures below atmospheric levels prior to delivery to Four Corners. All of the gathering lines owned by Four Corners in the San Juan Basin are made of steel. Reduced pressures below atmospheric levels may introduce increasing amounts of oxygen into those pipelines, which could cause an acceleration of the corrosion.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.
     We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of increased costs to retain necessary land use. We obtain the rights to construct and operate our pipelines and gathering systems on land owned by third parties and governmental agencies for a specific period of time. For example, portions of the Four Corners gathering system are located on Native American right-of-ways. Four Corners is currently in discussions with the Jicarilla Apache Nation regarding rights-of-way that expire at the end of 2006 for a small segment of the gathering system. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions to our unitholders.
Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities.
     The risk of substantial environmental costs and liabilities is inherent in natural gas gathering, transportation and processing, and in the fractionation and storage of NGLs, and we may incur substantial environmental costs and liabilities in the performance of these types of operations. Our operations are subject to stringent federal, state and local laws and regulations relating to protection of the public and the environment. These laws include, for example:

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
     There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of the products we gather, transport, process, fractionate and store, air emissions related to our operations, historical industry operations, waste disposal practices, and the prior use of flow meters containing mercury, some of which may be material. Private parties, including the owners of properties through which our pipeline and gathering systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites we operate are located near current or former third party hydrocarbon storage and processing operations and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material.
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
     There is increasing pressure in New Mexico from environmental groups and area residents to reduce the noise from midstream operations through regulatory means. If these groups are successful, Four Corners may have to make capital expenditures to muffle noise from its facilities or to ensure adequate barriers or distance to mitigate noise concerns.
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

The natural gas gathering operations in the San Juan Basin may be subjected to regulation by the state of New Mexico, which could negatively affect Four Corners.
     The New Mexico state legislature has called for hearings to take place to examine the regulation of natural gas gathering systems in the state. It is unclear when these hearings will occur or if these hearings will occur at all, but they could result in gathering regulation that would affect the fees that Four Corners could collect for gathering services. This type of regulation could adversely impact Four Corners’ revenues and cash flow.
Risks Inherent in an Investment in Us
We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets, which may affect our ability to make payments on our outstanding notes and distributions on our common units.
     We have a holding company structure, and our subsidiaries conduct all of our operations and own all of our operating assets. Williams Partners L.P. has no significant assets other than the ownership interests in its subsidiaries. As a result, our ability to make required payments on our outstanding notes and distributions on our common units depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, applicable state partnership and limited liability company laws and other laws and regulations. If we are unable to obtain the funds necessary to pay the principal amount at maturity of our outstanding notes, or to repurchase our outstanding notes upon the occurrence of a change of control, or make distributions on our common units we may be required to adopt one or more alternatives, such as a refinancing of our outstanding notes or borrowing funds to make distributions on our common units. We cannot assure our notes holders that we would be able to refinance our outstanding notes or that we will be able to borrow funds to make distributions on our common units.
Our common units have a limited trading history and a limited trading volume compared to other units representing limited partner interests.
     Our common units are traded publicly on the New York Stock Exchange under the symbol “WPZ.” However, our common units have a limited trading history and daily trading volumes for our common units are, and may continue to be, relatively small compared to many other units representing limited partner interests quoted on the New York Stock Exchange.
     The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:
•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in the ‘‘Risk Factors’’ set forth in our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q.

Item 5. Other Information
     On August 7, 2006, our general partner amended our Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”). The description of our Partnership Agreement in our Registration Statement on Form S-1 (File No. 333-124517) (the “Registration Statement”) and the form of the agreement attached as Appendix A to the Registration Statement in connection with our IPO contemplated that during the subordination period holders of common and subordinated units would receive distributions on a pro rata basis with respect to distributions of the excess of the First Target Distribution over the Minimum Quarterly Distribution for a Quarter. However, as a result of scrivener’s error, words were included in the version of the Partnership Agreement filed after the initial public offering that created an ambiguity as to whether or not subordinated unitholders share the excess pro rata with common unitholders. The amendment to the Partnership Agreement (the “Amendment”) corrects the scrivener’s error to effect the intent expressed in the Registration Statement and is retroactive to the date of the adoption of the Partnership Agreement on August 23, 2005. The description of the Amendment in this paragraph is qualified in its entirety by reference to the complete terms of the Amendment, which is filed as Exhibit 3.2 to this quarterly report on
Form 10-Q. Capitalized terms used in this paragraph without definition are used as defined in the Partnership Agreement, as amended.
     On August 7, 2006, we amended and restated the Working Capital Loan Agreement, dated August 23, 2005, under which Williams is the lender and we are the borrower (the “Working Capital Loan Agreement”), so that it is substantially identical to the Loan Agreement, dated June 20, 2006, between Williams, as lender, and Williams Four Corners LLC, as borrower, the terms and provisions of which were approved by the conflicts committee of the board of directors of our general partner. The amendment shortens the borrowing notice period from three days to same day, and extends the maturity date from May 3, 2007 to June 20, 2009. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Credit Facilities” for information on other terms of the Working Capital Loan Agreement. The description of the amendment in this paragraph is qualified in its entirety by reference to the complete terms of the Amended and Restated Working Capital Loan Agreement, which is filed as Exhibit 10.7 to this quarterly report on Form 10-Q.
Relationships
     Williams indirectly owns 100 percent of our general partner, which allows it to control us. Williams also directly or indirectly owns an approximate 37.4 percent limited partner interest in us. Further, certain officers and directors of our general partner serve as officers and/or directors of Williams. We are a party to an Omnibus Agreement with Williams and its affiliates that governs our relationship with them regarding the following matters: (i) reimbursement of certain general and administrative expenses; (ii) indemnification for certain environmental liabilities, tax liabilities and right-of-way defects; (iii) reimbursement for certain expenditures; and (iv) a license for the use of certain software and intellectual property. Further, we and Williams are both party to a $1.5 billion credit agreement with certain lenders whereby we are permitted to borrow up to $75 million for general partnership purposes, including acquisitions.

Item 6. Exhibits
     The exhibits listed below are filed or furnished as part of this report:

Exhibit
Number	Description
*#Exhibit 2	Purchase and Sale Agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006).

*Exhibit 3.1	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).

+Exhibit 3.2	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P., as amended.

*Exhibit 4.1	Indenture, dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (attached as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 4.2	Form of 71 / 2 % Senior Note due 2011 (included as Exhibit 1 to Rule144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 4.3	Registration Rights Agreement, dated June 20, 2006, by and between Williams Partners L.P., Williams Partners Finance Corporation, Citigroup Global Markets Inc. and Lehman Brothers Inc. (attached as Exhibit 4.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 10.1	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 10.2	Credit Agreement dated as of May 1, 2006 among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and the Banks named therein, Citibank, N.A., as administrative agent, and the other parties thereto (attached as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 1, 2006).

*Exhibit 10.3	Amended and Restated Limited Liability Company Agreement of Williams Four Corners LLC dated June 20, 2006 (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 10.4	Loan Agreement, dated June 20, 2006, between The Williams Companies, Inc. and Williams Four Corners LLC (attached as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 10.5	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Field Services Company, LLC and Williams Four Corners LLC (attached as Exhibit 10.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

+Exhibit 10.6	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC.

+Exhibit 10.7	Amended and Restated Working Capital Loan Agreement, dated August 7, 2006, between The Williams Companies, Inc. and Williams Partners L.P.

+Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

+	Filed herewith

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.

By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans Ted. T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)

August 8, 2006

EXHIBIT INDEX

Exhibit
Number	Description
*#Exhibit 2	Purchase and Sale Agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006).

*Exhibit 3.1	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).

+Exhibit 3.2	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P., as amended.

*Exhibit 4.1	Indenture, dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (attached as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 4.2	Form of 71 / 2 % Senior Note due 2011 (included as Exhibit 1 to Rule144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 4.3	Registration Rights Agreement, dated June 20, 2006, by and between Williams Partners L.P., Williams Partners Finance Corporation, Citigroup Global Markets Inc. and Lehman Brothers Inc. (attached as Exhibit 4.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 10.1	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 10.2	Credit Agreement dated as of May 1, 2006 among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, and the Banks named therein, Citibank, N.A., as administrative agent, and the other parties thereto (attached as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 1, 2006).

*Exhibit 10.3	Amended and Restated Limited Liability Company Agreement of Williams Four Corners LLC dated June 20, 2006 (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 10.4	Loan Agreement, dated June 20, 2006, between The Williams Companies, Inc. and Williams Four Corners LLC (attached as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

*Exhibit 10.5	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Field Services Company, LLC and Williams Four Corners LLC (attached as Exhibit 10.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).

+Exhibit 10.6	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC.

+Exhibit 10.7	Amended and Restated Working Capital Loan Agreement, dated August 7, 2006, between The Williams Companies, Inc. and Williams Partners L.P.

+Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

+	Filed herewith

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request