Form 10-Q
period 2006-09-30
Williams Partners L.P.
filed 2006-11-02
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 14,598,276 common units and 7,000,000 subordinated units outstanding as of November 1, 2006.

WILLIAMS PARTNERS L.P.
INDEX
FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements discuss our expected future results based on current and pending business operations.
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
▪	amounts and nature of future capital expenditures;

▪	expansion and growth of our business and operations;

▪	business strategy;

▪	cash flow from operations;

▪	seasonality of certain business segments; and

▪	natural gas liquids and gas prices and demand.

     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
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
     Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and Item 1A of Part II, “Risk Factors,” of this report.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per-unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005*	2006	2005*
Revenues:
Storage	$6,581	$5,409	$17,610	$14,435
Fractionation	2,708	2,386	9,650	7,123
Gathering	632	649	2,041	2,295
Product sales:
Affiliate	2,920	2,726	11,963	9,234
Third-party	—	—	—	63
Other	1,138	1,006	3,170	2,571

Total revenues	13,979	12,176	44,434	35,721

Costs and expenses:
Operating and maintenance expense (excluding depreciation):
Affiliate	3,658	2,592	11,041	7,938
Third-party	3,961	5,680	11,312	8,854
Product cost	2,880	2,258	11,522	8,320
Depreciation and accretion	909	896	2,709	2,694
General and administrative expense:
Affiliate	1,652	1,170	4,593	2,708
Third-party	562	385	1,690	431
Taxes other than income	182	194	550	532
Other expense	—	—	5	—

Total costs and expenses	13,804	13,175	43,422	31,477

Operating income (loss)	175	(999)	1,012	4,244

Equity earnings-Williams Four Corners	10,538	8,565	26,842	21,795
Equity earnings-Discovery Producer Services	4,055	66	10,183	2,969
Interest expense:
Affiliate	(15)	(1,822)	(45)	(7,439)
Third-party	(3,256)	(192)	(4,110)	(561)
Interest income	462	76	642	76

Net income	$11,959	$5,694	$34,524	$21,084

Allocation of net income:
Net income	11,959	5,694	34,524	21,084
Allocation of net income (loss) to general partner	(622)	5,950	13,249	21,340

Allocation of net income (loss) to limited partners	$12,581	$(256)	$21,275	$(256)

Basic and diluted net income (loss) per limited partner unit:
Common units	$0.58	$(0.02)	$1.19	$(0.02)
Subordinated units	0.58	(0.02)	1.19	(0.02)

Weighted average number of units outstanding:
Common units	14,597,072	7,000,000	9,870,084	7,000,000
Subordinated units	7,000,000	7,000,000	7,000,000	7,000,000

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005*
	(Unaudited)
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$32,150	$6,839
Accounts receivable:
Trade	2,483	1,840
Other	3,124	2,104
Gas purchase contract – affiliate	4,888	5,320
Product imbalance	428	760
Prepaid expense	2,133	1,133
Other current assets	628	—

Total current assets	45,834	17,996

Investment in Williams Four Corners	157,874	152,003
Investment in Discovery Producer Services	148,443	150,260
Property, plant and equipment, net	69,280	67,931
Gas purchase contract – noncurrent – affiliate	1,188	4,754
Other	2,327	—

Total assets	$424,946	$392,944

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$4,459	$3,906
Affiliate	2,167	4,729
Deferred revenue	6,818	3,552
Accrued liabilities	5,507	2,373

Total current liabilities	18,951	14,560

Long-term debt	150,000	—
Environmental remediation liabilities	3,964	3,964
Other noncurrent liabilities	769	762
Commitments and contingent liabilities (Note 7)
Partners’ capital	251,262	373,658

Total liabilities and partners’ capital	$424,946	$392,944

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005*
	(Thousands)
OPERATING ACTIVITIES:
Net income	$34,524	$21,084
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	2,709	2,694
Amortization of gas purchase contract — affiliate	3,998	581
Distributions in excess of/(undistributed) equity earnings of:
Discovery Producer Services	1,817	(2,969)
Williams Four Corners	(17,132)	(21,795)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(1,663)	(2,538)
Prepaid expense	(1,000)	(126)
Accounts payable	(2,135)	3,685
Accrued liabilities	3,219	45
Deferred revenue	3,266	3,571
Other, including changes in non-current liabilities	706	3,045

Net cash provided by operating activities	28,309	7,277

INVESTING ACTIVITIES:
Purchase of equity investment	(156,129)	—
Capital expenditures	(4,009)	(1,860)
Contribution to Discovery Producer Services LLC	—	(24,400)

Net cash used by investing activities	(160,138)	(26,260)

FINANCING ACTIVITIES:
Proceeds from sale of common units	227,107	100,247
Proceeds from debt issuance	150,000	—
Excess purchase price over contributed basis of equity investment	(203,871)	—
Distributions to unitholders	(19,875)	—
Distributions to The Williams Companies, Inc	—	(58,756)
Payment of debt issuance costs	(3,138)	—
Payment of offering costs	(2,168)	(4,291)
General partner contributions	4,841	—
Contributions per omnibus agreement	4,244	—
Changes in advances from affiliates – net	—	(3,735)

Net cash provided by financing activities	157,140	33,465

Increase in cash and cash equivalents	25,311	14,482
Cash and cash equivalents at beginning of period	6,839	—

Cash and cash equivalents at end of period	$32,150	$14,482

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Total
	Limited Partners		General	Partners’
	Common	Subordinated	Partner	Capital
	(Thousands)
Balance — January 1, 2006*	$108,526	$108,491	$156,641	$373,658
Net income	13,410	8,385	12,729	34,524
Cash distributions	(11,318)	(8,085)	(472)	(19,875)
Contributions pursuant to the omnibus agreement	—	—	4,244	4,244
Issuance of units to public (7,590,000 common units)	227,107	—	—	227,107
Contributions from general partner	—	—	4,841	4,841
Distribution to general partner in exchange for interest in Williams Four Corners	—	—	(360,000)	(360,000)
Adjustment in basis of investment in Williams Four Corners	—	—	(11,261)	(11,261)
Offering costs	(2,168)	—	—	(2,168)
Other	192	—	—	192

Balance — September 30, 2006	$335,749	$108,791	$(193,278)	$251,262

*	Restated as discussed in Note 1.
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
     We are a Delaware limited partnership formed by The Williams Companies, Inc. (“Williams”) in February 2005. On August 23, 2005, we completed our initial public offering (“IPO”) of common units. Effective with the IPO, we owned (1) a 40 percent interest in Discovery; (2) the Carbonate Trend gathering pipeline off the coast of Alabama; (3) three integrated natural gas liquids (“NGL”) product storage facilities near Conway, Kansas; and (4) a 50 percent undivided ownership interest in a fractionator near Conway, Kansas.
     Williams Partners GP LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Williams, serves as our general partner and owns all of our two percent general partner interest. All of our activities are conducted through Williams Partners Operating LLC (“Williams OLLC”), an operating limited liability company wholly owned by us.
     On June 20, 2006, we acquired a 25.1 percent membership interest in Four Corners pursuant to an agreement with Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC (“WFSC”), Williams OLLC and our general partner for aggregate consideration of $360.0 million (See Note 3-Acquisition of 25.1 Percent Interest in Four Corners). Prior to closing, WFSC contributed to Four Corners its natural gas gathering, processing and treating assets in the San Juan Basin in New Mexico and Colorado. Because Four Corners was an affiliate of Williams at the time of the acquisition, the transaction was between entities under common control, and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes have been restated to reflect the combined historical results of our investment in Four Corners throughout the periods presented.
     We financed this acquisition with a combination of equity and debt. On June 20, 2006, we issued 6,600,000 common units at a price of $31.25 per unit. Additionally, at the closing, the underwriters fully exercised their option to purchase 990,000 common units at a price of $31.25 per unit. This offering yielded net proceeds of $227.1 million after the payment of underwriting discounts and commissions of $10.1 million, but before the payment of other offering expenses. On June 20, 2006, we also issued $150.0 million aggregate principal of unsecured 7.5 percent Senior Notes due 2011 under a private placement debt agreement (See Note 6-Credit Facilities and Long-Term Debt). Proceeds from this issuance totaled $146.9 million (net of $3.1 million of related expenses).
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 8-K, filed September 22, 2006, for the year ended December 31, 2005. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2006, and results of operations for the three months and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. All intercompany transactions have been eliminated.
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
Note 3. Acquisition of 25.1 Percent Interest in Four Corners
     Because Four Corners was an affiliate of Williams at the time of our 25.1 percent interest acquisition, the transaction was between entities under common control, and has been accounted for at historical cost. As a result of recording the Four Corners investment at historical cost while acquiring the interest in Four Corners at market value, our general partner’s capital account was decreased by $203.9 million which represents the difference between the historical cost and market value of Four Corners. The acquisition had no impact on earnings per unit as pre-acquisition earnings were allocated to our general partner. The following table summarizes the impact of this acquisition on our Consolidated Statements of Income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands)
Equity earnings:
Without Four Corners	$4,055	$66	$10,183	$2,969
Four Corners	10,538	8,565	26,842	21,795

Combined equity earnings	$14,593	$8,631	$37,025	$24,764

Net income (loss):
Without Four Corners	$1,421	$(2,871)	$7,682	$(711)
Four Corners	10,538	8,565	26,842	21,795

Combined net income	$11,959	$5,694	$34,524	$21,084

Note 4. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the three months and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Allocation to general partner:
Net income	$11,959	$5,694	$34,524	$21,084
Pre-June 20, 2006 Four Corners equity earnings allocated to general partner interest	—	(8,565)	(15,386)	(21,795)
Pre-partnership net loss applicable to period through August 22, 2005	—	2,192	—	32
Charges direct to general partner:
Reimbursable general and administrative costs	807	417	2,393	417
Core drilling indemnified costs	679	—	784	—

Total charges direct to general partner	1,486	417	3,177	417

Income (loss) subject to 2% allocation of general partner interest	13,445	(262)	22,315	(262)
General partner’s share of net income (loss)	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income (loss) before items directly allocable to general partner interest	269	(6)	446	(6)
Incentive distributions paid to general partner*	74	—	74	—
Direct charges to general partner	(1,486)	(417)	(3,177)	(417)

Pre-partnership net loss applicable to period through August 22, 2005	—	(2,192)	—	(32)
Pre June 20, 2006 Four Corners equity earnings applicable to general partner interest	—	8,565	15,386	21,795

Net income (loss) allocated to general partner	$(1,143)	$5,950	$12,729	$21,340

Net income	$11,959	$5,694	$34,524	$21,084
Net income (loss) allocated to general partner	(1,143)	5,950	12,729	21,340

Net income (loss) allocated to limited partners	$13,102	$(256)	$21,795	$(256)

*	Under the “two class” method of computing earnings per share, prescribed by Statement of Financials Accounting Standards No. 128, “Earnings Per Share,” earnings are to be allocated to participating securities as if all of the earnings for the period had been distributed. As a result, the general partner receives an additional allocation of income in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. The assumed incentive distribution for the three months ended September 30, 2006 is $595,000. This results in an allocation of income for the calculation of earnings per limited partner unit as follows:

	Three Months Ended
	September 30,
	2006	2005

Net income (loss) allocated to general partner	$(622)	$5,950
Net income (loss) allocated to limited partners	12,581	(256)

Net income	$11,959	$5,694

     Pursuant to the partnership agreement, income allocations are made on a quarterly basis; therefore, earnings per limited partner unit for the nine months ended September 30, 2006 is calculated as the sum of the quarterly earnings per limited partner unit for each of the first three quarters of 2006. Common and subordinated unitholders share equally, on a per-unit basis, in the net income allocated to limited partners for the three and nine months ended September 30, 2006 and 2005.
     We paid or have authorized payment of the following cash distributions during 2006 (in thousands, except for per unit amounts):

	Per Unit	Common	Subordinated	General	Total Cash
Payment Date	Distribution	Units	Units	Partner	Distribution
2/14/2006	$0.3500	$2,452	$2,450	$100	$5,002
5/15/2006	$0.3800	$2,662	$2,660	$109	$5,431
8/14/2006 (a)	$0.4250	$6,204	$2,975	$263	$9,442
11/14/2006 (b)	$0.4500	$6,569	$3,150	$401	$10,120

(a)	Includes $74,000 incentive distribution rights payment.

(b)	The board of directors of our general partner declared this cash distribution on October 25, 2006 to be paid on November 14, 2006 to unitholders of record at the close of business on November 6, 2006. Includes $198,000 incentive distribution rights payment.
Note 5. Equity Investments
     We use the equity method to account for our 25.1 percent ownership interest in Four Corners and our 40 percent ownership interest in Discovery. During the period from January 1, 2006 to June 20, 2006, Four Corners made distributions to Williams associated with Four Corners’ operations prior to our acquisition of a 25.1 percent ownership interest. These distributions resulted in a revised basis used for the calculation of the 25.1 percent interest transferred to us; therefore, the carrying value of our 25.1 percent interest in Four Corners and partners’ capital decreased $11.3 million during that period.
     Due to the significance of each investment’s equity earnings to our results of operations, the summarized financial position and results of operations for 100 percent of Four Corners and 100 percent of Discovery are presented below (in thousands):
Williams Four Corners LLC

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current assets	$50,948	$18,832
Non-current assets	24,020	25,228
Property, plant and equipment, net	574,463	591,034
Current liabilities	(19,335)	(27,978)
Non-current liabilities	(1,118)	(1,526)

Members’ capital	$628,978	$605,590

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Unaudited)
Revenues:
Affiliate	$75,784	$67,747	$209,196	$185,340
Third-party	56,819	52,417	166,873	150,807
Costs and expenses:
Affiliate	32,260	25,975	106,968	77,099
Third-party	58,360	60,066	162,161	172,215

Net income	$41,983	$34,123	$106,940	$86,833

Discovery Producer Services LLC

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current assets	$59,769	$70,525
Non-current restricted cash and cash equivalents	30,781	44,559
Property, plant and equipment, net	349,236	344,743
Current liabilities	(23,103)	(45,070)
Non-current liabilities	(1,198)	(1,121)

Members’ capital	$415,485	$413,636

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Unaudited)
Revenues
Affiliate	$38,755	$8,231	$113,992	$38,395
Third-party	8,663	10,869	28,462	31,019
Costs and expenses
Affiliate	13,071	3,613	53,822	11,931
Third-party	24,817	15,819	65,009	51,230
Interest income	(608)	(498)	(1,835)	(1,171)

Net income	$10,138	$166	$25,458	$7,424

Note 6. Credit Facilities and Long-Term Debt
     We may borrow up to $75.0 million under Williams’ $1.5 billion revolving credit facility, which is available for borrowings and letters of credit. Borrowings under this facility mature on May 1, 2009. Our $75.0 million borrowing limit under Williams’ revolving credit facility is available for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. At September 30, 2006, letters of credit totaling $45.6 million had been issued on behalf of Williams by the participating institutions under this facility and no revolving credit loans were outstanding.
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility was amended and restated on August 7, 2006. The facility is available exclusively to fund working capital borrowings. Borrowings under the amended and restated facility will mature on June 29, 2009. We are required to reduce all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. As of September 30, 2006, we had no outstanding borrowings under the working capital credit facility.
     On June 20, 2006, we issued $150.0 million aggregate principal of 7.5 percent senior unsecured notes in a private debt placement. The maturity date of the notes is June 15, 2011. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, with the first payment due on December 15, 2006. Debt issuance costs associated with the notes totaled $3.1 million and are being amortized over the life of the notes.
     In connection with the issuance of the $150.0 million senior unsecured notes, sold in a private debt placement to qualified institutional buyers, we entered into a registration rights agreement with the initial purchasers of the senior notes whereby we agreed to conduct a registered exchange offer of exchange notes in exchange for the senior notes or cause to become effective a shelf registration statement providing for resale of the senior notes. The shelf registration became effective October 20, 2006. If we fail to comply with certain obligations under the registration rights agreement, we will be required to pay liquidated damages in the form of additional cash interest to the holders of the senior notes. Upon the occurrence of such a failure to comply, the interest rate on the senior notes shall be increased by 0.25 percent per annum during the 90-day period immediately following the occurrence of such failure to comply and shall increase by 0.25 percent per annum 90 days thereafter until all defaults have been cured, but in no event shall such aggregate additional interest exceed 0.50 percent per annum.
     The terms of the senior notes are governed by an indenture that contains affirmative and negative covenants that, among other things, limit (1) our ability and the ability of our subsidiaries to incur liens securing indebtedness, (2) mergers, consolidations and transfers of all or substantially all of our properties or assets, (3) Williams Partners Finance Corporation’s ability to incur additional indebtedness and (4) Williams Partners Finance Corporation’s ability to engage in any business not related to obtaining money or arranging financing for us or our other subsidiaries. Williams Partners Finance Corporation is a Delaware corporation and our wholly owned subsidiary organized for the sole purpose of co-issuing debt securities from time to time with us. We use the equity method of accounting for our investments in Discovery and Four Corners, and neither will be classified as our subsidiary under the indenture so long as we continue to own a minority interest in such entities. As a result, neither Discovery nor Four Corners will be subject to the restrictive covenants in the indenture. The indenture also contains customary events of default, upon which the trustee or the holders of the senior notes may declare all outstanding senior notes to be due and payable immediately.
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
     We may redeem the senior notes at our option in whole or in part at any time or from time to time prior to June 15, 2011, at a redemption price per note equal to the sum of (1) the then outstanding principal amount thereof, plus (2) accrued and unpaid interest, if any, to the redemption date, plus (3) a specified “make-whole” premium (as defined in the indenture). Additionally, upon a change of control (as defined in the indenture), each holder of the senior notes will have the right to require us to repurchase all or any part of such holder’s senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest. Except upon a change of control as previously described, we are not required to make mandatory redemption or sinking fund payments with respect to the senior notes or to repurchase the senior notes at the option of the holders.
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
     We have an insurance policy that covers up to $5.0 million of remediation costs until an active remediation system is in place or April 30, 2008, whichever is earlier, excluding operation and maintenance costs and ongoing monitoring costs for these projects to the extent such costs exceed a $4.2 million deductible, of which $0.7 million has been incurred to date from the onset of the policy. The policy also covers costs incurred as a result of third party claims associated with then existing but unknown contamination related to the storage facilities. The aggregate limit under the policy for all claims is $25.0 million. In addition, under an omnibus agreement with Williams entered into at the closing of the IPO, Williams agreed to indemnify us for the remediation expenditures not covered by the insurance policy, excluding costs of project management and soil and groundwater monitoring, and certain other environmental and related obligations arising out of or associated with the operation of the assets prior to the closing of the IPO. There is an aggregate cap of $14.0 million on the total amount of indemnity coverage for environmental and related expenditures under the omnibus agreement, which will be reduced by actual recoveries under the environmental insurance policy. There is also a three-year time limitation from the IPO closing date, August 23, 2005. The benefit of this indemnification will be accounted for as a capital contribution to us by Williams as the costs are reimbursed. We estimate that the approximate cost of this project management and soil and groundwater monitoring associated with the four remediation projects at the Conway storage facilities and for which we will not be indemnified will be approximately $0.2 million to $0.4 million per year following the completion of the remediation work.
     At September 30, 2006, we had accrued liabilities totaling $5.5 million for these costs. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.
     Other. The partnership and its subsidiaries are not currently a party to any legal proceedings but are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect upon our future financial position.

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

	Gathering &	NGL
	Processing	Services	Total
	(Thousands)
Three Months Ended September 30, 2006:

Segment revenues	$632	$13,347	$13,979

Operating and maintenance expense	399	7,220	7,619
Product cost	—	2,880	2,880
Depreciation and accretion	300	609	909
Direct general and administrative expense	—	279	279
Taxes other than income	—	182	182

Segment operating income (loss)	(67)	2,177	2,110
Equity earnings-Williams Four Corners	10,538	—	10,538
Equity earnings-Discovery Producer Services	4,055	—	4,055

Segment profit	$14,526	$2,177	$16,703

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$2,110
General and administrative expenses:
Allocated-affiliate			(1,375)
Third party-direct			(560)

Combined operating income			$175

Three Months Ended September 30, 2005:

Segment revenues	$650	$11,526	$12,176

Operating and maintenance expense	101	8,171	8,272
Product cost	—	2,258	2,258
Depreciation and accretion	300	596	896
Direct general and administrative expense	—	308	308
Taxes other than income	—	194	194

Segment operating income (loss)	249	(1)	248
Equity earnings-Williams Four Corners	8,565	—	8,565
Equity earnings-Discovery Producer Services	66	—	66

Segment profit (loss)	$8,880	$(1)	$8,879

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$248
General and administrative expenses:
Allocated-affiliate			(895)
Third party-direct			(352)

Combined operating loss			$(999)

	Gathering &	NGL
	Processing	Services	Total
	(Thousands)
Nine Months Ended September 30, 2006:

Segment revenues	$2,041	$42,393	$44,434

Operating and maintenance expense	872	21,481	22,353
Product cost	—	11,522	11,522
Depreciation and accretion	900	1,809	2,709
Direct general and administrative expense	9	815	824
Taxes other than income	—	550	550
Other expense	—	5	5

Segment operating income	260	6,211	6,471
Equity earnings-Williams Four Corners	26,842	—	26,842
Equity earnings-Discovery Producer Services	10,183	—	10,183

Segment profit	$37,285	$6,211	$43,496

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$6,471
General and administrative expenses:
Allocated-affiliate			(3,785)
Third party-direct			(1,674)

Combined operating income			$1,012

Nine Months Ended September 30, 2005:

Segment revenues	$2,295	$33,426	$35,721

Operating and maintenance expense	477	16,315	16,792
Product cost	—	8,320	8,320
Depreciation and accretion	900	1,794	2,694
Direct general and administrative expense	—	782	782
Taxes other than income	—	532	532

Segment operating income	918	5,683	6,601
Equity earnings-Williams Four Corners	21,795	—	21,795
Equity earnings-Discovery Producer Services	2,969	—	2,969

Segment profit	$25,682	$5,683	$31,365

Reconciliation to the Consolidated Statements of Income:
Segment operating income			$6,601
General and administrative expenses:
Allocated-affiliate			(2,005)
Third party-direct			(352)

Combined operating income			$4,244

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Please read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements included in Item 1 of Part I of this quarterly report.
Overview
     We are a Delaware limited partnership formed in February 2005. On August 23, 2005, we completed our initial public offering (“IPO”) of common units. We are principally engaged in the business of gathering, transporting, processing and treating natural gas and fractionating and storing natural gas liquids (“NGLs”). We manage our business and analyze our results of operations on a segment basis. Our operations are divided into two business segments:
•	Gathering and Processing. Our Gathering and Processing segment includes (1) our 25.1 percent ownership interest in Williams Four Corners LLC (“Four Corners”), (2) our 40 percent ownership interest in Discovery Producer Services LLC (“Discovery”) and (3) the Carbonate Trend gathering pipeline off the coast of Alabama. The Four Corners system gathers and processes or treats approximately 37 percent of the natural gas produced in the San Juan Basin and connects with the five pipeline systems that transport natural gas to end markets from the basin. Discovery owns an integrated natural gas gathering and transportation pipeline system extending from offshore in the Gulf of Mexico to a natural gas processing facility and an NGL fractionator in Louisiana. These assets generate revenues by providing natural gas gathering, transporting and processing services and integrated NGL fractionating services to customers under a range of contractual arrangements. Although Discovery includes fractionation operations, which would normally fall within the NGL Services segment, it is primarily engaged in gathering and processing and is managed as such.

•	NGL Services. Our NGL Services segment includes three integrated NGL storage facilities and a 50 percent undivided interest in a fractionator near Conway, Kansas. These assets generate revenues by providing stand-alone NGL fractionation and storage services using various fee-based contractual arrangements where we receive a fee or fees based on actual or contracted volumetric measures.
Recent Events
     Issuance of Common Units. On June 20, 2006, we sold 7,590,000 common units (including 990,000 common units pursuant to the underwriters’ over-allotment option) in a public offering. We received net proceeds of approximately $227.1 million from the sale of the common units after deducting underwriting discounts but before estimated offering expenses. The net proceeds were used primarily to fund our acquisition of a 25.1 percent interest in Four Corners discussed below and for general partnership purposes.
     Issuance of Senior Unsecured Notes. On June 20, 2006, we issued $150.0 million aggregate principal amount of 7.5 percent Senior Unsecured Notes due 2011. We received net proceeds of approximately $146.9 million from the sale of the senior unsecured notes after deducting initial purchaser discounts and estimated offering expenses. The net proceeds were used to fund our acquisition of a 25.1 percent interest in Four Corners discussed below.
     Acquisition of Interest in Four Corners. On June 20, 2006, we completed our acquisition of a 25.1 percent ownership interest in Four Corners for aggregate consideration of $360.0 million ($355.8 million net of our general partner’s capital contribution related to the issuance of common units discussed above) that was financed by the issuance of common units and senior unsecured notes discussed above. Four Corners’ natural gas gathering, processing and treating assets consist of, among other things, the following:
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
     We account for the 25.1 percent interest in Four Corners as an equity investment, and therefore will not consolidate its financial results. Because Four Corners was an affiliate of Williams at the time of acquisition, the transaction was between entities under common control and has been accounted for at historical cost and our Consolidated Financial Statements and Notes to the Consolidated Financial Statements were restated to reflect the combined historical results. Accordingly, all prior period information in the following discussion and analysis of results of operations has been restated to reflect this change. Please read our prospectus, as filed with the Securities and Exchange Commission on June 15, 2006, for more information related to this transaction.
     Future Acquisitions. Williams has announced that it has a goal of completing additional transactions of approximately $1.0 billion to $1.5 billion involving gathering and processing assets between us and Williams within the next three months. However, Williams has no obligation to sell assets to us, and we have no control as to whether or when Williams may elect to offer us the opportunity to acquire any such assets. In addition, the decision by us to acquire any assets from Williams and the terms, including price, of any significant transaction between Williams and us will be subject to the approval of the board of directors of our general partner and the terms of such transactions may also be subject to the approval of the conflicts committee of the board of directors of our general partner.
     New Credit Facility with Williams. In May 2006, Williams replaced its $1.275 billion secured credit facility with a $1.5 billion unsecured credit agreement. The new facility contains similar terms and covenants as the prior facility. The new credit agreement is available for borrowings and letters of credit and will continue to allow us to borrow up to $75.0 million for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. Please read “— Financial Condition and Liquidity — Credit Facilities” for more information.

Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005. The results of operations by segment are discussed in further detail following this consolidated overview discussion. All prior period information in the following discussion and analysis of results of operations has been restated to reflect our 25.1 percent interest acquisition in Four Corners.

	Three months ended		% Change	Nine months ended		% Change
	September 30,		from	September 30,		from
	2006	2005	2005(1)	2006	2005	2005(1)
	(Thousands)			(Thousands)
Revenues	$13,979	$12,176	+15%	$44,434	$35,721	+24%

Costs and expenses:
Operating and maintenance expense	7,619	8,272	+8%	22,353	16,792	-33%
Product cost	2,880	2,258	-28%	11,522	8,320	-38%
Depreciation and accretion	909	896	-1%	2,709	2,694	-1%
General and administrative expense	2,214	1,555	-42%	6,283	3,139	-100%
Taxes other than income	182	194	+6%	550	532	-3%
Other expense	—	—	NM	5	—	NM

Total costs and expenses	13,804	13,175	-5%	43,422	31,477	-38%

Operating income (loss)	175	(999)	NM	1,012	4,244	-76%
Equity earnings – Four Corners	10,538	8,565	+23%	26,842	21,795	+23%
Equity earnings – Discovery	4,055	66	NM	10,183	2,969	NM
Interest expense	(3,271)	(2,014)	-62%	(4,155)	(8,000)	+48%
Interest income	462	76	NM	642	76	NM

Net income	$11,959	$5,694	+110%	$34,524	$21,084	+64%

(1)	+ = Favorable Change; — = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended September 30, 2006 vs. three months ended September 30, 2005
     Revenues increased $1.8 million, or 15 percent, due primarily to higher revenues in our NGL Services segment reflecting higher storage and fractionation revenues. These increases are discussed in detail in the “– Results of Operations – NGL Services” section.
     Operating and maintenance expense decreased $0.7 million, or eight percent, due primarily to our NGL Services segment where a favorable change in product imbalance adjustments was partially offset by increased fuel, power and cavern workover costs.
     Product cost increased $0.6 million, or 28 percent, due to higher sales volumes in our NGL Services segment. These increases are discussed in detail in the “– Results of Operations – NGL Services” section.

     General and administrative expense increased $0.7 million, or 42 percent, due primarily to the increased costs of being a publicly traded partnership. These costs included $0.4 million for charges allocated by Williams for accounting, legal and other support and $0.2 million for tax return preparation.
     Operating income (loss) improved $1.2 million, from a loss of $1.0 million to income of $0.2 million, due primarily to higher NGL Services’ storage and fractionation revenues and lower operating and maintenance expense, partially offset by higher general and administrative expense.
     Equity earnings from Four Corners and Discovery increased $2.0 million and $4.0 million, respectively. These increases are discussed in detail in the “– Results of Operations – Gathering and Processing” section.
     Interest expense increased $1.3 million, or 62 percent, due to interest on our $150 million senior unsecured notes issued in June 2006 to finance a portion of our acquisition of a 25.1 percent interest in Four Corners and a full quarter of commitment fees on our credit facilities. This increase was partially offset by the impact on interest expense of the forgiveness of the advances from Williams in conjunction with the closing of our IPO on August 23, 2005.
Nine months ended September 30, 2006 vs. nine months ended September 30, 2005
     Revenues increased $8.7 million, or 24 percent, due primarily to higher revenues in our NGL Services segment reflecting higher storage and fractionation revenues and increased product sales revenues. These increases are discussed in detail in the “– Results of Operations – NGL Services” section.
     Operating and maintenance expense increased $5.6 million, or 33 percent, due primarily to our NGL Services segment where fuel and power costs and cavern workover costs increased.
     Product cost increased $3.2 million, or 38 percent, directly related to increased product sales discussed above.
     General and administrative expense increased $3.1 million, or 100 percent, due primarily to the increased costs of being a publicly traded partnership. These costs included $1.4 million for charges allocated by Williams for accounting, legal and other support, $1.1 million for audit fees, tax return preparation, director fees and agency rating fees and $0.5 million for activities of the conflicts committee of the board of directors of our general partner associated with our acquisition of a 25.1 percent interest in Four Corners.
     Operating income decreased $3.2 million, or 76 percent, due primarily to higher operating and maintenance expense and general and administrative expense, partially offset by higher NGL Services’ storage and fractionation revenues.
     Equity earnings from Four Corners and Discovery increased $5.0 million and $7.2 million, respectively. Both of these increases are discussed in detail in the “– Results of Operations – Gathering and Processing” section.
     Interest expense decreased $3.8 million, or 48 percent, due to $7.4 million lower interest following the forgiveness of the advances from Williams in conjunction with the closing of our IPO on August 23, 2005. This decrease was partially offset by $3.1 million of interest on our $150.0 million senior unsecured notes issued in June 2006 to finance a portion of our acquisition of a 25.1 percent interest in Four Corners.

Results of Operations – Gathering and Processing
     The Gathering and Processing segment includes the Carbonate Trend gathering pipeline, our 25.1 percent ownership interest in Four Corners and our 40 percent ownership interest in Discovery. Four Corners and Discovery are accounted for using the equity method of accounting. As such, our interest in Four Corners and Discovery’s net operating results are reflected as equity earnings in the Consolidated Statements of Income. Due to the significance of Four Corners’ and Discovery’s equity earnings to our results of operations, the discussion below addresses in greater detail the results of operations for 100 percent of both Four Corners and Discovery.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands)
Segment revenues	$632	$650	$2,041	$2,295

Costs and expenses:
Operating and maintenance expense	399	101	872	477
Depreciation	300	300	900	900
General and administrative expense — direct	—	—	9	—

Total costs and expenses	699	401	1,781	1,377

Segment operating income (loss)	(67)	249	260	918
Equity earnings — Four Corners	10,538	8,565	26,842	21,795
Equity earnings — Discovery	4,055	66	10,183	2,969

Segment profit	$14,526	$8,880	$37,285	$25,682

Carbonate Trend
     Segment operating income (loss) for the three and nine months ended September 30, 2006 decreased $0.3 million and $0.7 million, respectively, due to higher insurance premiums related to the increased hurricane activity in the Gulf Coast region in 2005. In addition, gathering revenues decreased during the first nine months of 2006 due to declines in average daily gathered volumes. These volumetric declines are caused by normal reservoir depletion that was not offset by new sources of throughput.

Four Corners

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands)
Revenues	$132,603	$120,164	$376,069	$336,147

Costs and expenses, including interest:
Product cost and shrink replacement	41,821	42,235	121,898	115,087
Operating and maintenance expense	29,950	24,429	93,570	76,810
Depreciation and amortization	10,035	9,673	29,801	29,107
General and administrative expense	6,554	6,783	21,248	21,092
Taxes other than income	2,170	1,976	5,842	5,909
Other (income) expense, net	90	945	(3,230)	1,309

Total costs and expenses, including interest	90,620	86,041	269,129	249,314

Net income	$41,983	$34,123	$106,940	$86,833

Williams Partners’ 25.1 percent interest — Equity earnings per our Consolidated Statements of Income
	$10,538	$8,565	$26,842	$21,795

Three months ended September 30, 2006 vs. three months ended September 30, 2005
     Revenues increased $12.4 million, or ten percent, due to $9.2 million higher product sales and $3.2 million higher gathering and processing revenue.
     Product sales revenues increased due primarily to:
•	$6.3 million related to a 17 percent increase in average NGL sales prices realized on sales of NGLs that Four Corners received under certain processing contracts. This increase resulted from general increases in market prices for these commodities between the two periods;

•	$3.8 million related to an 11 percent increase in NGL volumes that Four Corners received under certain processing contracts. This increase was related primarily to equipment outages in the third quarter of 2005; and

•	$0.7 million of higher liquefied natural gas (“LNG”) sales related primarily to an increase in volumes sold.

•	These product sales increases were partially offset by $1.6 million lower sales of NGLs on behalf of third party producers who have Four Corners market their NGLs for a fee in accordance with their contracts. Under these arrangements, Four Corners purchases the NGLs from the third party producers and sells them to an affiliate. This decrease is offset by lower associated product costs of $1.6 million discussed below.
     The $3.2 million increase in fee-based gathering and processing revenues is due primarily to $3.9 million higher revenue from a seven percent increase in the average gathering and processing rates, partially offset by $0.7 million lower revenue from a one percent decrease in gathering and processing volumes. The average gathering and processing rates increased in 2006 largely as a result of contractual escalation clauses. Most of Four Corners’ gathering contracts include escalation clauses that provide for an annual escalation based on an inflation-sensitive index. One significant gathering agreement is escalated based on changes in the average price of natural gas.

     Product cost and shrink replacement decreased $0.4 million, or one percent, due primarily to:
•	$1.2 million net increase from a $3.6 million increase caused by 23 percent higher volumetric shrink requirements under Four Corners’ keep-whole processing contracts, partially offset by a $2.4 million decrease from 13 percent lower average natural gas prices; and

•	$1.6 million decrease from third party producers who elected to have Four Corners market their NGLs. This increase is offset by the corresponding increase in product sales discussed above.
     Operating and maintenance expense increased $5.5 million, or 23 percent, due primarily to:
•	$4.2 million increase in materials and supplies and outside services expense related primarily to increased compression, environmental and maintenance costs;

•	$2.3 million in other increases including a $2.0 million correction of understated leased compression expense in the second quarter of 2006. Our management concluded that the effect of this correction was not material to our consolidated results for the third quarter of 2006, or the prior period or to our trend in earnings; and

•	$1.6 million increase in labor and benefits increases primarily caused by adjustments to Williams annual incentive program.

•	These increases were partially offset by a $2.6 million decrease in non-shrink natural gas purchases due primarily to lower system losses.
     Other expense, net decreased $0.9 million due primarily to the absence of a loss contingency recorded in the third quarter of 2005.
     Net income increased $7.9 million, or 23 percent, due primarily to $8.9 million from higher processing margins caused by increased per-unit margins on higher NGL sales volumes and $3.2 million of higher fee-based gathering and processing revenues, partially offset by $5.5 million of higher operating and maintenance expense.
Nine months ended September 30, 2006 vs. nine months ended September 30, 2005
     Revenues increased $39.9 million, or 12 percent, due to $30.2 million higher product sales and $9.6 million higher gathering and processing revenues. Product sales revenues increased due primarily to:
•	$21.0 million related to a 23 percent increase in average NGL sales prices realized on sales of NGLs which Four Corners received under certain processing contracts. This increase resulted from general increases in market prices for these commodities between the two periods;

•	$4.1 million related to a five percent increase in NGL volumes that Four Corners received under certain processing contracts. This increase was related primarily to reduced equipment outages in 2005;

•	$3.5 million of higher condensate sales, which includes $1.9 million resulting from the recognition of two additional months of condensate revenue in 2006. Prior to 2006, condensate revenue had been recognized two months in arrears. As a result of more timely sales information now made available from third parties, we have recorded these on a current basis and thus have fully recognized this activity through September 30, 2006. Our management concluded that the effect of recording the additional two months was not material to our results for 2006, prior periods or our trend of earnings; and

•	$3.1 million of higher LNG sales related primarily to an increase in volumes sold.

•	These product sales increases were partially offset by $1.4 million lower sales of NGLs on behalf of third party producers who have Four Corners market their NGLs for a fee in accordance with their contracts.

Under these arrangements, Four Corners purchases the NGLs from the third party producers and sells them to an affiliate. This decrease is offset by lower associated product costs of $1.4 million discussed below.
     The $9.6 million increase in fee-based gathering and processing revenues is due primarily to $11.2 million higher revenue from a seven percent increase in the average gathering and processing rates, partially offset by $1.6 million lower revenue from a one percent decrease in gathering and processing volumes. The average gathering and processing rates increased in 2006 largely as a result of contractual escalation clauses. One significant gathering agreement is escalated based on changes in the average price of natural gas.
     Product cost and shrink replacement increased $6.8 million, or six percent, due primarily to:
•	$4.9 million increase from 12 percent higher volumetric shrink requirements under Four Corners’ keep-whole processing contracts;

•	$1.3 million increase from three percent higher average natural gas prices;

•	$2.0 million increase related to increased condensate and LNG sales; and

•	$1.4 million decrease from third party producers who elected to have Four Corners market their NGLs. This increase is offset by the corresponding increase in product sales discussed above.
     Operating and maintenance expense increased $16.8 million, or 22 percent, due primarily to:
•	$11.3 million increase in materials and supplies, outside services and other operating expenses related primarily to increased compression and maintenance costs;

•	$2.8 million increase in labor and benefits caused by adjustments to Williams annual incentive program and the addition of new personnel; and

•	$2.7 million increase in non-shrink natural gas purchases due primarily to higher volumetric gathering fuel requirements and higher system losses.
     Other (income) expense, net improved $4.5 million due primarily to a $3.3 million gain recognized on the sale of the LaMaquina treating facility in the first quarter of 2006. The LaMaquina treating facility was shut down in 2002, and impairments were recorded in 2003 and 2004. Additionally, a $0.9 million loss contingency was recorded in the third quarter of 2005.
     Net income increased $20.1 million, or 23 percent, due primarily to $23.4 million from higher net liquids margins resulting primarily from increased per-unit margins on higher NGL sales volumes, $9.6 million of higher fee-based gathering and processing revenues and the $4.5 million improvement in other (income) expense, net. These increases were partially offset by $16.8 million higher operating and maintenance expense.

Discovery Producer Services

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands)
Revenues	$47,418	$19,100	$142,454	$69,414

Costs and expenses, including interest:
Product cost and shrink replacement	25,631	7,763	83,079	28,598
Operating and maintenance expense	5,095	4,063	15,149	13,174
Depreciation and accretion	6,380	6,127	19,133	18,366
General and administrative expense	372	517	1,606	1,535
Interest income	(608)	(498)	(1,835)	(1,171)
Other (income) expense, net	410	962	(136)	1,488

Total costs and expenses, including interest	37,280	18,934	116,996	61,990

Net income	$10,138	$166	$25,458	$7,424

Williams Partners’ 40 percent interest – Equity earnings per our Consolidated Statements of Income
	$4,055	$66	$10,183	$2,969

Three months ended September 30, 2006 vs. three months ended September 30, 2005
     Revenues increased $28.3 million, or 148 percent, due primarily to higher NGL product sales from the marketing of customers’ NGLs. In addition, the Texas Eastern Transmission Company (“TETCO”) open season agreement, which began in the last quarter of 2005, contributed $2.4 million in revenues for the third quarter of 2006. The Tennessee Gas Pipeline (“TGP”) and TETCO open seasons provided outlets for natural gas that was stranded following damage to third-party facilities during hurricanes Katrina and Rita. In October 2006, we signed a one-year contract with TETCO which is discussed further in the Outlook section. The significant components of the revenue increase are addressed more fully below.
•	Product sales increased $18.2 million for NGL sales related to third-party processing customers’ elections to have Discovery market their NGLs for a fee under an option in their contracts. Under these arrangements, Discovery purchases the NGLs from the third-party processing customers and sells them to an affiliate. These sales were offset by higher associated product costs of $18.2 million discussed below.

•	Product sales also increased approximately $9.7 million due to NGL sales that Discovery received under certain processing contracts of approximately 14.0 million gallons in 2006 compared to 4.4 million gallons in 2005. NGL sales volumes in 2005 were lower due primarily to the temporary shutdown of the Discovery assets for hurricanes.

•	Transportation revenue increased $1.6 million, including $0.8 million due to additional fee-based revenues related to the TETCO open season agreement discussed above.

•	Processing and fractionation revenue increased $1.6 million in additional fee-based revenues related to the TETCO open season agreement.
     Partially offsetting these increases were the following:
•	Product sales decreased $2.3 million due to the absence of excess fuel and shrink replacement gas sales in 2006.

•	Gathering revenues decreased $0.4 million due to a rate decrease partially offset by increased gathered volumes.
     Product cost and shrink replacement increased $17.9 million due primarily to $18.2 million of product purchase costs for the processing customers who elected to have Discovery market their NGLs.
     Operating and maintenance expense increased $1.0 million, or 25 percent, primarily due to hurricane-related survey costs and increased property insurance premiums.
     Depreciation and accretion expense increased $0.3 million, or four percent, due primarily to the market expansion project placed in service in September 2005.
     Other expense decreased $0.6 million, or 57 percent, due primarily to a non-cash foreign currency transaction loss from the revaluation of restricted cash accounts denominated in Euros. These restricted cash accounts were established from contributions made by Discovery’s members, including us, for the construction of the Tahiti pipeline lateral expansion project.
     Net income increased $10.0 million, due primarily to $7.7 million higher gross processing margins resulting from higher NGL sales volumes as compared to the prior year and $2.4 million higher revenues from the TETCO open season agreement.
Nine months ended September 30, 2006 vs. Nine months ended September 30, 2005
     Revenues increased $73.0 million, or 105 percent, due primarily to higher NGL product sales from the marketing of customers’ NGLs. In addition, TGP and TETCO open seasons, which began in the last quarter of 2005, accounted for $13.0 million in revenues. The significant components of the revenue increase are addressed more fully below.
•	Product sales increased $63.7 million for NGL sales related to third-party processing customers’ elections to have Discovery market their NGLs for a fee under an option in their contracts. These sales were offset by higher associated product costs of $63.7 million discussed below.

•	Fee-based processing and fractionation revenues increased $7.3 million, including $8.3 million in additional fee-based revenues related to the TGP and TETCO open seasons discussed above, $1.7 million from increased volumes and fees from the wells that came on-line in 2006 and $0.6 million from increased volumes from existing wells, partially offset by a $3.3 million decrease in by-pass revenues and other throughput declines.

•	Transportation revenues increased $4.6 million, including $4.7 million in additional fee-based revenues related to the TGP and TETCO open seasons discussed above, $1.8 million in revenues from wells that came on-line in 2006 and $1.0 million in other tariff rate changes, partially offset by $2.8 million related to other throughput declines.

•	Product sales also increased approximately $4.0 million as a result of $5.3 million from 19 percent higher average NGL sales prices, partially offset by $1.3 million from a four percent decrease in sales volumes.
Partially offsetting these increases were the following:
•	Product sales decreased $3.2 million due to the absence of excess fuel and shrink replacement gas sales in 2006.

•	Gathering revenues decreased $3.2 million due primarily to a $1.8 million decrease related to a decline in both gathered volumes and rates and a $1.4 million deficiency payment received in the first quarter of 2005.

     Product cost and shrink replacement increased $54.5 million, or 191 percent, due primarily to $63.7 million higher product purchase costs for the processing customers who elected to have Discovery market their NGLs, partially offset by $5.0 million lower costs related to reduced processing volumes in 2006, $3.2 million decrease due to the absence of excess fuel and shrink replacement gas sales in 2006, and $1.2 million for net system gains from 2005.
     Operating and maintenance expense increased $2.0 million, or 15 percent, due primarily to higher fuel costs related to increased processing throughput volumes primarily for open season processing in 2006 and higher property insurance premiums related to the increased hurricane activity in the Gulf Coast region in prior years.
     Depreciation and accretion expense increased $0.8 million, or four percent, due primarily to the market expansion project placed in service in September 2005.
     Interest income increased $0.7 million due primarily to interest earned on funds restricted for use in the construction of the Tahiti pipeline lateral expansion project.
     Other (income) expense, net improved $1.6 million due primarily to a $1.9 million non-cash foreign currency transaction gain from the revaluation of restricted cash accounts denominated in Euros. These restricted cash accounts were established from contributions made by Discovery’s members, including us, for the construction of the Tahiti pipeline lateral expansion project.
     Net income increased $18.0 million, from $7.4 million, due primarily to the $13.0 million higher revenues from TGP and TETCO open seasons and $10.0 million higher gross processing margins, partially offset by $3.2 million lower gathering revenues and $2.0 million higher operating and maintenance.
Outlook
Carbonate Trend
     During the remainder of 2006, recompletions and workovers may not offset production declines from the wells currently connected to the Carbonate Trend pipeline.
     In connection with our restoration activities for the partial erosion of the pipeline overburden caused by Hurricane Ivan in September 2004, the Carbonate Trend pipeline may experience a temporary shut down. We estimate that this shut down could reduce our cash flows from operations, excluding the maintenance expenditures, by approximately $0.2 million to $0.3 million.
Four Corners
     Throughput volumes on Four Corners’ gathering, processing and treating system are an important component of maximizing its profitability. Throughput volumes from existing wells connected to its pipelines will naturally decline over time. Accordingly, to maintain or increase throughput levels Four Corners must continually obtain new supplies of natural gas.
•	In 2007, we anticipate that sustained drilling activity, expansion opportunities and production enhancement activities by existing customers should be sufficient to more than offset the historical decline and increase gathered and processed volumes.

•	Four Corners has realized above average margins at its gas processing plants in recent years because of volatile natural gas and crude oil markets. We expect per-unit margins in 2006 will remain strong in relation to historical averages. Additionally, we anticipate that Four Corners’ contract mix and commodity management activities will continue to allow it to realize greater margins relative to industry averages.

•	We anticipate that operating costs, excluding compression, will increase in 2006. Compression cost increases are dependent upon the extent and amount of additional compression needed to meet the needs of Four Corners’ customers and the cost at which compression can be purchased, leased and operated.

Additionally, Four Corners has made unbudgeted expenditures in 2006 that are expected to have a positive long-term economic impact.

•	We anticipate that the natural gas fuel cost associated with the operation of the Milagro treating plant will increase due to the expiration, in October 2006, of a natural gas purchase contract with Williams that contained pricing that has recently been below market.

•	We are conducting negotiations with the Jicarilla Apache Nation (“JAN”) in Northern New Mexico for the renewal of certain rights of way on reservation lands. The current right of way agreement, which covers certain gathering system assets in Rio Arriba County, NM, expires on December 31, 2006. JAN has recently advised us that they do not intend to extend the existing right of way agreement and asked that we enter into negotiations for the sale of those gathering system assets to JAN. We anticipate further discussions that could include renewal, sale or other options that might be in the mutual interest of both parties.
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
•	The Tahiti pipeline lateral expansion project is currently on schedule. We anticipate initial throughput will begin in April 2008. We expect this agreement will have a significant favorable impact on Discovery’s revenues.

•	Discovery signed a one-year processing contract with TETCO effective October 2006 for a minimum volume of 100 billion British Thermal Units a day (“BBtu/d”) and a maximum of 300 BBtu/d.

•	With the current oil and natural gas price environment, drilling activity across the shelf and the deepwater of the Gulf of Mexico has been robust. However, the availability of specialized rigs necessary to drill in the deepwater areas, such as those in and around Discovery’s gathering areas, limits the ability of producers to bring identified reserves to market quickly. This will prolong the timeframe over which these reserves will be developed. We expect Discovery to be successful in competing for a portion of these new volumes.

•	On March 31, 2006, Discovery connected a new well in ATP Oil & Gas Corporation’s Gomez prospect; currently the rate is approximately 40 BBtu/d. We expect the rate to increase from this level in the first quarter of 2007.

•	Insurance premiums have increased dramatically from approximately $2.3 million in 2005 to the current level of $4.9 million in 2006 on an annual basis. We have no reason to expect premiums to materially change from this amount in the near term.

•	During the second quarter of 2006, Discovery began receiving additional production at South Timbalier 41, and is currently flowing approximately 100 BBtu/d.

•	In September 2006, Discovery began receiving additional production at South Timbalier 219/220, and is currently flowing approximately 25 BBtu/d.

Results of Operations – NGL Services
     The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our undivided 50 percent interest in the Conway fractionator.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands)
Segment revenues	$13,347	$11,526	$42,393	$33,426

Costs and expenses:
Operating and maintenance expense	7,220	8,171	21,481	16,315
Product cost	2,880	2,258	11,522	8,320
Depreciation and accretion	609	596	1,809	1,794
General and administrative expense — direct	279	308	815	782
Taxes other than income	182	194	550	532
Other expense	—	—	5	—

Total costs and expenses	11,170	11,527	36,182	27,743

Segment profit (loss)	$2,177	$(1)	$6,211	$5,683

Three months ended September 30, 2006 vs. three months ended September 30, 2005
     Segment revenues increased $1.8 million, or 16 percent, due primarily to higher storage and fractionation revenues. The significant components of the revenue fluctuations are addressed more fully below.
•	Storage revenues increased $1.2 million due primarily to higher average storage volumes from additional short-term storage leases caused by the reduced demand for propane during the mild 2006 winter.

•	Fractionation revenues increased $0.3 million due primarily to 16 percent higher fractionation volumes.

•	Product sales were $0.2 million higher due to higher sales volumes.
     Operating and maintenance expense decreased $1.0 million, or 12 percent, due primarily to a $1.6 million favorable change in product imbalance adjustments. This decrease was partially offset by a $0.6 million increase in operating and maintenance expense caused by increased storage cavern workovers and fuel and power costs.
     Product cost increased $0.6 million, or 28 percent, due to the higher product sales volumes discussed above.
     Segment profit (loss) improved $2.2 million due primarily to $1.5 million higher storage and fractionation revenues and $1.0 million lower operating and maintenance expense, partially offset by the decrease in product sales margin of $0.4 million.
Nine months ended September 30, 2006 vs. nine months ended September 30, 2005
     Segment revenues increased $9.0 million, or 27 percent, due primarily to higher storage and fractionation revenues and higher product sales. The significant components of the revenue increase are addressed more fully below.
•	Storage revenues increased $3.2 million due primarily to higher average storage volumes from additional short-term storage leases caused by the reduced demand for propane during the mild 2006 winter.

•	Product sales were $2.7 million higher due to higher sales volumes.

•	Fractionation revenues increased $2.5 million due primarily to 26 percent higher volumes and a seven percent increase in the average fractionation rate related to the pass through to customers of increased fuel and power costs.
     Operating and maintenance expense increased $5.2 million, or 32 percent, due primarily to a $6.9 million increase in operating and maintenance expense caused by increased storage cavern workovers and fuel and power costs. This increase was partially offset by a $2.0 million favorable change in product imbalance adjustments.
     Product cost increased $3.2 million, or 38 percent, due to the higher product sales volumes discussed above.
     Segment profit increased $0.5 million, or nine percent, due primarily to $5.7 million higher storage and fractionation revenues, substantially offset by $5.2 million higher operating and maintenance expense.
Outlook
•	For the fourth quarter of 2006, we anticipate that fractionation volumes will average approximately 34,000 barrels per day, which is a decrease from the third quarter’s average of 38,500 barrels per day. The commodity differential between Conway and Mont Belvieu currently favors fractionation at Mont Belvieu. One of our customers is forecasting sending certain volumes south to Mont Belvieu in accordance with their contract option. We expect continued income from the blending and segregation of various products.

•	During the first quarter of 2006, we received storage volume nominations for the storage year beginning April 1, 2006 that will generate revenues equal to last year’s record levels. We have experienced record physical storage volumes and generated 1.7 million barrels of short-term storage leases during the third quarter of 2006. We expect minimal additional short-term leases during the remainder of 2006 as storage volumes are near capacity for a number of products.

•	We continue to execute a large number of storage cavern workovers and wellhead modifications to comply with KDHE regulatory requirements. We expect outside service costs to continue at current levels throughout 2006 and 2007 to ensure that we meet the regulatory compliance requirement to complete cavern wellhead modifications before the end of 2008. Our forecast for the end of 2006 is to complete approximately 38 cavern workovers compared to 30 in 2005.
Financial Condition and Liquidity
Outlook for 2006
     We believe we have the financial resources and liquidity necessary to meet future requirements for working capital, capital and investment expenditures, and quarterly cash distributions. We anticipate our sources of liquidity for the remainder of 2006 will include:
•	Cash and cash equivalents;

•	Cash generated from operations;

•	Cash distributions from Four Corners and Discovery;

•	Capital contributions from Williams pursuant to an omnibus agreement; and

•	Credit facilities, as needed.
     Our cash and cash equivalents increased $16.5 million on June 20, 2006 upon the completion of our acquisition of a 25.1 percent ownership interest in Four Corners. This amount represents the excess of net proceeds generated by our offering of common units and issuance of senior unsecured notes above the purchase price for the Four Corners interest. We have retained this cash to be used for general partnership purposes.

     We anticipate our more significant capital requirements for the remainder of 2006 to be:
•	Maintenance capital expenditures for our Conway assets;

•	Quarterly distributions to our unitholders; and

•	Carbonate Trend overburden restoration.
Four Corners
     Historically, Four Corners’ sources of liquidity included cash generated from operations and advances from Williams. Four Corners’ limited liability company agreement, as amended effective June 20, 2006, provides for the distribution of available cash on at least a quarterly basis. We expect future cash requirements for Four Corners relating to working capital, maintenance capital expenditures and quarterly cash distributions to its members to be funded from cash flows internally generated from its operations. Growth or expansion capital expenditures for Four Corners will be funded either by cash calls to its members, which require unanimous consent of the members except in limited circumstances, or from internally generated funds. Four Corners made the following distributions to its members during the third quarter of 2006 (all amounts in thousands):

Date of Distribution	Total Distribution to Members	Our 25.1% Share
8/31/06	$17,164	$4,308
9/30/06	$21,522	$5,402
Discovery
     Discovery expects to make quarterly distributions of available cash to its members pursuant to the terms of its limited liability company agreement. Discovery made the following distributions to its members in 2006 (all amounts in thousands):

Date of Distribution	Total Distribution to Members	Our 40% Share
1/31/06	$11,000	$4,400
4/28/06	$9,000	$3,600
7/31/06	$10,000	$4,000
10/30/06	$11,000	$4,400
     In 2005, Discovery sustained damages from Hurricane Katrina. The estimated total cost for hurricane-related repairs is approximately $8.3 million, including $7.0 million in potentially reimbursable expenditures in excess of its deductible. Discovery funded these repairs with cash flows from operations and is seeking reimbursement from its insurance carrier. The insurance receivable at September 30, 2006 was $7.0 million.
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

marshland restoration and repair or replacement of Paradis’ emission-control flare. As of September 30, 2006 we have received $2.4 million from Williams for these items.
•	An annual credit for general and administrative expenses of $3.2 million in 2006, $2.4 million in 2007, $1.6 million in 2008 and $0.8 million in 2009. For the nine months ended September 30, 2006 we have received $2.4 million in credits.

•	Up to $3.4 million to fund our 40 percent share of the expected total cost of Discovery’s Tahiti pipeline lateral expansion project in excess of the $24.4 million we contributed during September 2005.
Credit Facilities
     We may borrow up to $75.0 million under Williams’ $1.5 billion revolving credit facility, which is available for borrowings and letters of credit. Borrowings under this facility mature on May 1, 2009. Our $75.0 million borrowing limit under Williams’ revolving credit facility is available for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. At September 30, 2006, letters of credit totaling $45.6 million had been issued on behalf of Williams by the participating institutions under this facility and no revolving credit loans were outstanding.
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility was amended and restated on August 7, 2006. The facility is available exclusively to fund working capital borrowings. Borrowings under the amended and restated facility will mature on June 29, 2009. We are required to reduce all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. As of September 30, 2006 we had no outstanding borrowings under the working capital credit facility.
     Four Corners has a $20.0 million loan agreement with Williams as the lender. The loan agreement is revolving in nature and is available to fund working capital borrowings and for other purposes. Borrowings under the loan agreement will mature on June 20, 2009.
Senior Unsecured Notes
     In June 2006, we issued $150.0 million aggregate principal amount of senior notes. The senior notes bear interest at 7.5 percent per annum payable semi-annually in arrears on June 15 and December 15 of each year, with the first payment due on December 15, 2006. We will make each interest payment to the holders of record on the immediately preceding June 1 and December 1. The senior notes mature on June 15, 2011. The senior notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior indebtedness and senior to all of our future indebtedness that is expressly subordinated in right of payment to the senior notes. The senior notes will not initially be guaranteed by any of our subsidiaries. In the future in certain instances as set forth in the indenture, one or more of our subsidiaries may be required to guarantee the senior notes.
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
     In connection with the issuance of the senior notes, we entered into a registration rights agreement with the initial purchasers of the senior notes whereby we agreed to conduct a registered exchange offer of exchange notes in exchange for the senior notes or cause to become effective a shelf registration statement providing for resale of the senior notes. If we fail to comply with certain obligations under the registration rights agreement, we will be required to pay liquidated damages in the form of additional cash interest to the holders of the senior notes.
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
     We estimate that maintenance capital expenditures for the Conway assets will be approximately $6.8 million for 2006. Of this amount, $4.0 million has been spent through September 30, 2006, of which approximately $0.8 million has been reimbursed by Williams subject to an omnibus agreement. We expect to fund the remainder of these expenditures through cash flows from operations. These expenditures relate primarily to cavern workovers and wellhead modifications necessary to comply with KDHE regulations.
     We currently estimate that we will incur $3.4 million to $4.6 million of maintenance expenditures for Carbonate Trend during 2006 and 2007 for restoration activities related to the partial erosion of the pipeline overburden caused by Hurricane Ivan in September 2004. We will fund these repairs with cash flows from operations and then seek reimbursement from insurance.
     We estimate that maintenance capital expenditures for 100 percent of Four Corners will be approximately $19.6 million for 2006. Of this amount, $16.4 million has been spent through September 30, 2006. We expect Four Corners will fund its maintenance capital expenditures through its cash flows from operations. These expenditures relate primarily to well connections necessary to connect new sources of throughput for the Four Corners’ system.
     We estimate that expansion capital expenditures for 100 percent of Four Corners will be approximately $8.1 million for 2006. Of this amount $0.6 million has been spent through September 30, 2006. We expect Four Corners will fund its expansion capital expenditures through its cash flows from operations. These expenditures include $3.0 million for certain well connections that will likely produce an overall increase in throughput volumes in 2007.
     We estimate that maintenance capital expenditures for 100 percent of Discovery will be approximately $4.3 million for 2006. Of this amount $1.3 million has been spent through September 30, 2006. We expect Discovery will fund its maintenance capital expenditures through its cash flows from operations. These maintenance capital expenditures relate to numerous smaller projects.
     We estimate that expansion capital expenditures for 100 percent of Discovery will be approximately $42.7 million for 2006. Of this amount $22.3 million has been spent through September 30, 2006. These expenditures are primarily for the ongoing construction of the Tahiti pipeline lateral expansion project. Discovery will fund these expenditures with amounts previously escrowed for this project.

Working Capital Attributable to Deferred Revenues
     We require cash in order to continue providing services to our storage customers who prepay their annual storage contracts in April of each year. The storage year for a majority of customer contracts at our Conway storage facility runs from April 1 of a year to March 31 of the following year. For most of these agreements, we receive payment for these one-year contracts in advance in April after the beginning of the storage year and recognize the associated revenue over the course of the storage year. As of September 30, 2006, our deferred storage revenue is $6.8 million.
Cash Distributions to Unitholders
     We paid quarterly distributions to common and subordinated unitholders and the general partner interest after every quarter since our IPO on August 23, 2005. We intend to make a quarterly distribution of $10.1 million on November 14, 2006 to the general partner interest and common and subordinated unitholders of record at the close of business on November 6, 2006. This distribution will include an additional payment to the general partner of approximately $198,406 of incentive distributions.
Results of Operations — Cash Flows
     Williams Partners L.P.

	Nine months ended
	September 30,
	2006	2005
	(Thousands)
Net cash provided by operating activities	$28,309	$7,277

Net cash used by investing activities	$(160,138)	$(26,260)

Net cash provided by financing activities	$157,140	$33,465
     The $21.0 million increase in net cash provided by operating activities for the first nine months of 2006 as compared to the first nine months of 2005 is due primarily to:
•	$12.0 million increase in distributed earnings from Discovery;

•	$9.7 million increase in distributed earnings from Four Corners; and

•	$3.9 million net lower interest from the forgiveness of the advances from Williams in conjunction with the closing of our IPO on August 23, 2005 offset by interest on our $150 million senior unsecured notes issued to finance a portion of our acquisition of a 25.1 percent interest in Four Corners.
     These increases in net cash provided by operating activities were partially offset by a $5.3 million increase in cash used for working capital.
     Net cash used by investing activities includes the purchase of our 25.1 percent interest in Four Corners on June 20, 2006. Because Four Corners was an affiliate of Williams at the time of the acquisition, the transaction was between entities under common control, and has been accounted for at historical cost. Therefore the amount reflected as cash used by investing activities for this purchase represents the historical cost of the investment to Williams. Investing activities in 2005 includes our $24.4 million capital contribution to Discovery for the construction of the Tahiti pipeline lateral expansion project. Additionally, net cash used by investing activities includes maintenance capital expenditures in our NGL Services segment primarily for the installation of cavern liners and KDHE-related cavern compliance with the installation of wellhead control equipment and well meters.

     Net cash provided by financing activities in 2006 includes:
•	$172.7 million in net cash flows from transactions related to our acquisition of a 25.1 percent interest in Four Corners;

•	$19.9 million of distributions paid to unitholders; and

•	$4.2 million in indemnifications and reimbursements received from Williams pursuant to the omnibus agreement.
     Net cash provided by financing activities in the first nine months of 2005 represent net cash flows related to our IPO on August 23, 2005. These consisted of $100.2 million in net proceeds from the sale of units, a $58.8 million distribution to Williams and the payment of $4.3 million in expenses associated with our IPO. In addition, 2005 includes $3.7 million passed through to Williams, prior to the IPO on August 23, 2005, under its cash management program.
     Four Corners and Discovery
     As previously disclosed, cash distributions from Four Corners and Discovery will be a significant source of our liquidity. Due to the significance of Four Corners’ and Discovery’s cash flows to our ability to make cash distributions, the following discussion addresses in greater detail the cash flow activities for 100 percent of Four Corners and Discovery for the nine months ended September 30, 2006 and 2005.
     Four Corners – 100 percent

	Nine months ended
	September 30,
	2006	2005
	(Thousands)
Operating Activities:
Net income	$106,940	$86,833
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	29,801	29,107
Gain on sale of equipment	(2,622)	—
Cash used by changes in assets and liabilities	(34,380)	(9,393)

Net cash provided by operating activities	99,739	106,547

Investing Activities:
Property, plant and equipment:
Capital expenditures	(17,506)	(13,301)
Proceeds from sales of equipment	7,299	—

Net cash used by investing activities	(10,207)	(13,301)

Financing Activities:
Distributions to Williams under cash management program	(44,865)	(93,246)
Distributions to members	(38,686)	—

Net cash used by financing activities	(83,551)	(93,246)

Net increase in cash and cash equivalents	$5,981	$—

     Net cash provided by operating activities decreased $6.8 million in 2006 as compared to 2005 due to a $25.0 million increase in cash used for working capital, partially offset by an $18.2 million increase in operating income, adjusted for non-cash items. The increase in cash used for working capital was caused primarily by a $16.1 million increase in affiliate receivables as a result of our transition from Williams’ cash management program to a stand-alone cash management program and an increase of $6.8 million for accounts receivable due from affiliate for reimbursable compression projects.
     Net cash used by investing activities decreased $3.1 million in 2006 as compared to 2005 due to $7.3 million of proceeds received from the sale of the LaMaquina treating facility in the first quarter of 2006, partially offset by $4.2 million higher capital expenditures in 2006 related primarily to capital expenditures for well connections.
     Net cash used by financing activities decreased by $9.7 million in 2006 as compared to 2005 due to $48.4 million lower net cash flows passed through to Williams under its cash management program, largely offset by $38.7 million in cash distributions to members. Four Corners participation in Williams’ cash management program ceased, effective June 20, 2006, when we acquired our 25.1 percent membership interest. Beginning in the third quarter of 2006, in accordance with its amended limited liability company agreement, Four Corners began regular distributions of its available cash.
     Discovery — 100 percent

	Nine months ended
	September 30,
	2006	2005
	(Thousands)
Operating Activities:
Net income	$25,458	$7,424
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	19,133	18,366
Cash provided (used) by changes in assets and liabilities	(5,657)	3,094

Net cash provided by operating activities	38,934	28,884

Investing Activities:
Property, plant and equipment:
Capital expenditures	(23,549)	(9,327)
Change in accounts payable — capital expenditures	285	(10,224)
(Increase) decrease in restricted cash	13,778	(45,501)

Net cash used by investing activities	(9,486)	(65,052)

Financing Activities:
Contributions from members	8,989	48,303
Distributions to members	(32,598)	(43,764)

Net cash provided (used) by financing activities	(23,609)	4,539

Net increase (decrease) in cash and cash equivalents	$5,839	$(31,629)

     Net cash provided by operating activities increased $10.1 million in 2006 as compared to 2005 due primarily to an $18.8 million increase in operating income, adjusted for non-cash expenses, partially offset by an $8.7 million decrease in cash from changes in working capital due primarily to a $7.0 million hurricane-related insurance receivable at September 30, 2006.
     Capital expenditures in 2006 related primarily to the Tahiti pipeline lateral expansion project, which were funded from amounts previously escrowed in 2005 and included on the balance sheet as restricted cash. The $13.8 million decrease in 2006 restricted cash is the amount used for this project from the funds previously escrowed. Capital expenditures in 2005 related primarily to the completion of the Front Runner and market expansion projects as well as the purchase of leased compressors at the Larose processing plant.

     Net cash used by financing activities in 2006 includes:
•	$32.6 million of distributions paid to members, including three quarterly distributions totaling $30.0 million; and

•	$9.0 million of capital contributions from members other than us for the construction of the Tahiti pipeline lateral expansion.
Net cash provided by financing activities in 2005 includes capital contributions from Discovery’s members for the construction of the Tahiti pipeline lateral expansion and the distribution of cash retained from Discovery’s operations prior to our IPO.
Contractual Obligations
     On June 20, 2006, we issued $150.0 million aggregate principal of 7.5 percent senior unsecured notes in a private debt placement. The maturity date of the notes is June 15, 2011. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, with the first payment due on December 15, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity price risk for natural gas and NGLs.
Interest Rate Risk
     Our long-term senior unsecured notes have a fixed 7.5 percent interest rate. Any borrowings under our credit agreements would be at a variable interest rate and would expose us to the risk of increasing interest rates. As of September 30, 2006 we did not have borrowings outstanding under our credit agreements.
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
Third-Quarter 2006 Changes in Internal Control Over Financial Reporting
     There have been no changes during the third-quarter 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information required for this item is provided in Note 7, Commitments and Contingencies, included in the Notes to Consolidated Financial Statements included under Part I, Item 1, which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The following new or modified risk factors, most of which relate to our recent acquisition of a 25.1 percent interest in Williams Four Corners LLC and our recent issuance of $150.0 million aggregate principal amount of senior unsecured notes, should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2005. In addition to the information contained elsewhere in this quarterly report, the following risk factors, along with the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2005, should be carefully considered by each unitholder in evaluating an investment in us. If any of the following risks or those risks included in our Form 10-K were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units and the trading price of our common units could decline and unitholders could lose all or part of their investment.
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
     In June 2006, we issued $150.0 million of senior unsecured notes in a private placement, which caused our leverage to increase. Our total outstanding debt was $150.0 million as of September 30, 2006, representing approximately 37 percent of our total book capitalization. Immediately prior to the private debt placement of our senior unsecured notes, we had no outstanding debt.
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
     Neither Four Corners nor Discovery is prohibited by the terms of their respective limited liability company agreements from incurring indebtedness. In June 2006, Four Corners entered into a $20.0 million revolving credit facility with Williams as the lender. As of September 30, 2006, there were no outstanding borrowings under the Four Corners revolving credit facility. If either Four Corners or Discovery were to incur significant amounts of indebtedness, it may inhibit their ability to make distributions to us. An inability by either Four Corners or Discovery to make distributions to us would materially and adversely affect our ability to make distributions to our unitholders because we expect distributions we receive from Discovery and Four Corners to represent a significant portion of the cash we distribute to our unitholders.
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
     The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:
•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in the ‘‘Risk Factors’’ set forth in our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q.
Item 6. Exhibits
     The exhibits listed below are filed or furnished as part of this report:

Exhibit
Number	Description

*#Exhibit 2.1	Purchase and Sale Agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006).

*Exhibit 3.1	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).

*Exhibit 3.2	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1 and 2 (attached as Exhibit 4.2 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562) filed with the SEC on September 22, 2006).

*Exhibit 10.1	Amended and Restated Working Capital Loan Agreement, dated August 7, 2006, between The Williams Companies, Inc. and Williams Partners L.P. (attached as Exhibit 10.7 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on August 8, 2006).

+Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

+	Filed herewith.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

#	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)
By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans

Ted. T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)
November 2, 2006

EXHIBIT INDEX

Exhibit
Number	Description
*#Exhibit 2.1	Purchase and Sale Agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006).

*Exhibit 3.1	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).

*Exhibit 3.2	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1 and 2 (attached as Exhibit 4.2 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562) filed with the SEC on September 22, 2006).

*Exhibit 10.1	Amended and Restated Working Capital Loan Agreement, dated August 7, 2006, between The Williams Companies, Inc. and Williams Partners L.P. (attached as Exhibit 10.7 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on August 8, 2006).

+Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

+	Filed herewith.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

#	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.