Form 10-Q
period 2007-06-30
Williams Partners L.P.
filed 2007-08-02
CIK 1324518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 32,358,798 common units and 7,000,000 subordinated units outstanding as of August 1, 2007.

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

     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	Because of the natural decline in production from existing wells and competitive factors, the success of our gathering and transportation businesses depends on our ability to connect new sources of natural gas supply, which is dependent on factors beyond our control. Any decrease in supplies of natural gas could adversely affect our business and operating results.

•	Our processing, fractionation and storage businesses could be affected by any decrease in the price of natural gas liquids or a change in the price of natural gas liquids relative to the price of natural gas.

•	Lower natural gas and oil prices could adversely affect our fractionation and storage businesses.

•	We depend on certain key customers and producers for a significant portion of our revenues and supply of natural gas and natural gas liquids. The loss of any of these key customers or producers could result in a decline in our revenues and cash available to pay distributions.

•	If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and natural gas liquids or to treat natural gas, our revenues and cash available to pay distributions could be adversely affected.

•	Our future financial and operating flexibility may be adversely affected by restrictions in our indentures and by our leverage.

•	The revolving credit facility of The Williams Companies, Inc. (“Williams”) and Williams’ public indentures contain financial and operating restrictions that may limit our access to credit. In addition, our ability to obtain credit in the future will be affected by Williams’ credit ratings.

•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

•	Even if unitholders are dissatisfied, they currently have little ability to remove our general partner without its consent.

•	Unitholders may be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

•	Our operations are subject to operational hazards and unforeseen interruptions for which we may or may not be adequately insured.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per-unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006*	2007	2006*
Revenues:
Product sales:
Affiliate	$62,119	$63,370	$118,671	$121,766
Third-party	5,070	7,766	11,383	10,558
Gathering and processing:
Affiliate	8,743	10,756	18,234	20,689
Third-party	51,422	49,405	102,525	100,781
Storage	6,818	5,924	13,228	11,029
Fractionation	2,616	2,989	4,533	6,942
Other	2,481	976	4,510	2,156

Total revenues	139,269	141,186	273,084	273,921

Costs and expenses:
Product cost and shrink replacement:
Affiliate	18,520	18,057	40,245	39,437
Third-party	26,157	26,662	46,627	49,282
Operating and maintenance expense (excluding depreciation):
Affiliate	10,484	13,401	24,812	29,087
Third-party	23,759	28,167	51,944	49,267
Depreciation, amortization and accretion	11,234	10,852	24,412	21,566
General and administrative expense:
Affiliate	9,644	9,227	19,050	16,508
Third-party	1,189	950	1,853	2,255
Taxes other than income	2,626	1,757	4,740	4,040
Other (income) expense	198	328	658	(3,315)

Total costs and expenses	103,811	109,401	214,341	208,127

Operating income	35,458	31,785	58,743	65,794

Equity earnings-Discovery Producer Services	3,875	3,521	7,806	9,192
Interest expense:
Affiliate	(15)	(15)	(30)	(30)
Third-party	(14,395)	(633)	(28,770)	(854)
Interest income	1,261	110	2,244	180

Net income	$26,184	$34,768	$39,993	$74,282

Allocation of net income:
Net income	$26,184	$34,768	$39,993	$74,282
Allocation of net income to general partner	3,964	30,973	4,855	65,589

Allocation of net income to limited partners	$22,220	$3,795	$35,138	$8,693

Basic and diluted net income per limited partner unit:
Common units	$0.56	$0.25	$0.87	$0.60
Subordinated units	0.56	0.25	0.87	0.60

Weighted average number of units outstanding:
Common units	32,358,798	7,923,619	32,358,798	7,467,417
Subordinated units	7,000,000	7,000,000	7,000,000	7,000,000

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006*
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$20,844	$57,541
Accounts receivable:
Trade	19,655	18,320
Affiliate	9,241	12,420
Other	3,220	3,991
Gas purchase contract – affiliate	2,377	4,754
Product imbalance	4,762	—
Prepaid expense	3,711	3,765
Other current assets	2,596	2,534

Total current assets	66,406	103,325

Investment in Discovery Producer Services	207,290	221,187
Property, plant and equipment, net	649,803	647,578
Other assets	32,014	34,752

Total assets	$955,513	$1,006,842

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable — trade	$23,066	$19,827
Product imbalance	—	651
Deferred revenue	10,152	3,382
Accrued interest	24,546	2,796
Other accrued liabilities	12,408	13,377

Total current liabilities	70,172	40,033

Long-term debt	750,000	750,000
Environmental remediation liabilities	3,964	3,964
Other noncurrent liabilities	6,466	3,749
Commitments and contingent liabilities (Note 8).
Partners’ capital	124,911	209,096

Total liabilities and partners’ capital	$955,513	$1,006,842

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006*
	(Thousands)
OPERATING ACTIVITIES:
Net income	$39,993	$74,282
Adjustments to reconcile to cash provided by operations:
Depreciation, amortization and accretion	24,412	21,566
Amortization of gas purchase contract — affiliate	2,377	2,676
Gain on sale of property, plant and equipment	—	(2,779)
Equity earnings of Discovery Producer Services	(7,806)	(9,192)
Distributions related to equity earnings of Discovery Producer Services	7,806	8,000
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	2,615	(13,814)
Prepaid expense	(24)	(544)
Other current assets	19	—
Accounts payable	3,239	(6,009)
Product imbalance	(5,414)	(2,612)
Deferred revenue	6,770	3,484
Accrued liabilities	23,437	(1,355)
Other, including changes in non-current liabilities	619	(207)

Net cash provided by operating activities	98,043	73,496

INVESTING ACTIVITIES:
Purchase of equity investment	(69,061)	(155,627)
Distributions in excess of equity earnings of Discovery Producer Services	6,663	—
Property, plant and equipment:
Capital expenditures	(21,703)	(18,257)
Change in accrued liabilities-capital expenditures	(2,810)	—
Proceeds from sales of property, plant and equipment	—	7,430

Net cash used by investing activities	(86,911)	(166,454)

FINANCING ACTIVITIES:
Proceeds from sale of common units	—	227,107
Proceeds from debt issuance	—	150,000
Excess purchase price over contributed basis of equity investment	(8,939)	(204,373)
Payment of debt issuance costs	—	(3,188)
Payment of offering costs	—	(1,863)
Distributions to unitholders	(40,557)	(10,433)
Distributions to The Williams Companies, Inc.	—	(46,863)
General partner contributions	—	4,841
Contributions per omnibus agreement	1,667	2,431

Net cash provided (used) by financing activities	(47,829)	117,659

Increase (decrease) in cash and cash equivalents	(36,697)	24,701
Cash and cash equivalents at beginning of period	57,541	6,839

Cash and cash equivalents at end of period	$20,844	$31,540

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

					Accumulated
					Other	Total
		Limited Partners		General	Comprehensive	Partners’
	Common	Class B	Subordinated	Partner	Loss	Capital
	(Thousands)
Balance — January 1, 2007*	$733,878	$241,923	$108,862	$(875,567)	—	$209,096
Comprehensive income:
Net income	23,530	6,266	6,446	3,751	—	39,993
Other comprehensive loss:
Net unrealized losses	—	—	—	—	(73)	(73)

Total other comprehensive loss						(73)

Total comprehensive income						39,920
Cash distributions	(24,787)	(6,601)	(6,790)	(2,379)		(40,557)
Contributions pursuant to the omnibus agreement	—	—	—	1,667	—	1,667
Conversion of B units to Common (6,805,492 units)	241,588	(241,588)	—	—	—	—
Distribution to general partner in exchange for additional investment in Discovery	—	—	—	(78,000)	—	(78,000)
Discovery distributions to The Williams Companies, Inc., not attributable to the Partnership	—		—	(7,235)		(7,235)
Other	20	—	—	—	—	20

Balance – June 30, 2007	$974,229	$—	$108,518	$(957,763)	$(73)	$124,911

*	Restated as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
     Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or like terms refer to Williams Partners L.P. and its subsidiaries. Unless the context clearly indicates otherwise, references to “we,” “our,” and “us” include the operations of Discovery Producer Services LLC (“Discovery”) in which we own a 60% interest. When we refer to Discovery by name, we are referring exclusively to its businesses and operations.
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
     During 2006, we acquired Williams Four Corners LLC (“Four Corners”) pursuant to two agreements with Williams Energy Services, LLC (“WES”), Williams Field Services Group LLC (“WFSG”), Williams Field Services Company, LLC (“WFSC”) and OLLC. Because Four Corners was an affiliate of Williams at the time of the acquisition, the transactions were accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of Four Corners were combined with Williams Partners L.P. at their historical amounts. Accordingly, the comparative June 30, 2006 financial statements and notes have been restated to reflect the combined results, increasing net income by $64.0 million. The restatement does not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.
     On June 28, 2007 we closed on the acquisition of an additional 20% interest in Discovery from Williams Energy, L.L.C. and WES for aggregate consideration of $78.0 million. This transaction was effective July 1, 2007. Because this additional 20% interest in Discovery was purchased from an affiliate of Williams, the transaction was between entities under common control and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes have been restated to reflect the combined historical results of our investment in Discovery throughout the periods presented. We now own 60% of Discovery. We continue to account for this investment under the equity method due to the voting provisions of Discovery’s limited liability company agreement which provide the other member of Discovery significant participatory rights such that we do not control the investment. The acquisition increased net income for the six months ended June 30, 2007 and June 30, 2006 by $2.6 million and $3.1 million, respectively. The acquisition had no impact on earnings per unit as pre-acquisition earnings were allocated to the general partner.
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 28, 2007, for the year ended December 31, 2006. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. All intercompany transactions have been eliminated.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Recent Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis with a few exceptions, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted for early adoption. We will adopt SFAS No. 159 on January 1, 2008. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. We continue to assess whether to apply the provisions of SFAS No. 159 to eligible financial instruments in place on the adoption date and the related impact on our Consolidated Financial Statements.
Note 3. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the three months and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006*	2007	2006*
Allocation to general partner:
Net income	$26,184	$34,768	$39,993	$74,282
Net income applicable to pre-partnership operations allocated to general partner	(1,291)	(31,798)	(2,602)	(67,103)
Charges direct to general partner:
Reimbursable general and administrative costs	598	798	1,190	1,587
Core drilling indemnified costs	—	105	—	105

Total charges direct to general partner	598	903	1,190	1,692

Income subject to 2% allocation of general partner interest	25,491	3,873	38,581	8,871
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income (loss) before items directly allocable to general partner interest	509	78	771	178
Incentive distributions paid to general partner**	965	—	1,568	—
Direct charges to general partner	(598)	(903)	(1,190)	(1,692)
Pre-partnership net income allocated to general partner	1,291	31,798	2,602	67,103

Net income allocated to general partner	$2,167	$30,973	$3,751	$65,589

Net income	$26,184	$34,768	$39,993	$74,282
Net income allocated to general partner	2,167	30,973	3,751	65,589

Net income allocated to limited partners	$24,017	$3,795	$36,242	$8,693

*	Restated as discussed in Note 1.

**	Under the “two class” method of computing earnings per share prescribed by SFAS No. 128, “Earnings Per Share,” earnings are to be allocated to participating securities as if all of the earnings for the period had been distributed. As a result, the general partner receives an additional allocation of income in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. The assumed incentive distribution for the three and six months ended June 30, 2007 is $2.9 million. There were no assumed incentive distributions for the three or six months ended June 30, 2006. This results in an allocation of income for the calculation of earnings per limited partner unit as shown on the Consolidated Statements of Income.
Pursuant to the partnership agreement, income allocations are made on a quarterly basis; therefore, earnings per limited partner unit for the six months ended June 30, 2007 and 2006 is calculated as the sum of the quarterly earnings per limited partner unit for each of the first two quarters of 2007 and 2006. Common and subordinated unitholders share equally, on a per-unit basis, in the net income allocated to limited partners for the three and six months ended June 30, 2007 and 2006.
     We paid or have authorized payment of the following cash distributions during 2006 and 2007 (in thousands, except for per unit amounts):

	Per Unit	Common	Subordinated	Class B	General	Total Cash
Payment Date	Distribution	Units	Units	Units	Partner	Distribution
2/14/2006	$0.3500	$2,452	$2,450	$—	$100	$5,002
5/15/2006	$0.3800	$2,662	$2,660	$—	$109	$5,431
8/14/2006 (a)	$0.4250	$6,204	$2,975	$—	$263	$9,442
11/14/2006 (b)	$0.4500	$6,569	$3,150	$—	$401	$10,120
2/14/2007 (c)	$0.4700	$12,010	$3,290	$3,198	$993	$19,491
5/15/2007 (d)	$0.5000	$12,777	$3,500	$3,403	$1,386	$21,066
8/14/2007 (e)	$0.5250	$16,989	$3,675	$—	$1,714	$22,378

(a)	Includes $0.1 million incentive distribution rights payment to the general partner.

(b)	Includes $0.2 million incentive distribution rights payment to the general partner.

(c)	Includes $0.6 million incentive distribution rights payment to the general partner.

(d)	Includes $1.0 million incentive distribution rights payment to the general partner.

(e)	The board of directors of our general partner declared this cash distribution on July 26, 2007 to be paid on August 14, 2007 to unitholders of record at the close of business on August 7, 2007. Includes $1.3 million incentive distribution rights payment to the general partner.

Note 4. Out of Period Adjustments
     Out of period adjustments to correct the carrying value of our assets and liabilities reflected in Revenues or Costs and expenses in our Consolidated Statements of Income are summarized in the following table (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	Increase (decrease) in income/expense
Gathering and Processing –West
Adjustment to correct carrying value of prepaid right-of-way asset recorded from 2001 through 2006	$—	$—	$1,243	$—
Adjustment to correct the 2006 incentive compensation accrual	—	—	(899)	—
Adjustment to correct the asset retirement obligation originally recorded in 2005	—	—	785	—
Adjustment to correct the accounts payable balance recorded in 2005	—	—	—	(2,000)
Misstated accounts payable balance at March 31, 2006 corrected in the second quarter of 2006	—	1,300	—	—
Misstated accounts payable balance at June 30, 2006 corrected in the third quarter of 2006	—	(2,000)	—	(2,000)
Adjustment to record condensate revenue on a current basis	—	1,900	—	1,900

Note 5. Equity Investments
     The summarized financial position and results of operations for 100% of Discovery are presented below (in thousands):
Discovery Producer Services LLC

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current assets	$52,978	$73,841
Non-current restricted cash and cash equivalents	5,955	28,773
Property, plant and equipment, net	372,770	355,304
Current liabilities	(33,420)	(40,559)
Non-current liabilities	(3,894)	(3,728)

Members’ capital	$394,389	$413,631

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Unaudited)
Revenues:
Affiliate	$48,635	$22,451	$93,168	$75,237
Third-party	14,869	10,465	22,817	19,799
Costs and expenses:
Affiliate	24,017	7,464	47,172	41,135
Third-party	32,414	21,152	56,534	41,202
Interest income	(422)	(601)	(1,083)	(1,227)
Loss on sale of operating assets	1,071	—	603	—
Foreign exchange gain	(36)	(967)	(252)	(1,394)

Net income	$6,460	$5,868	$13,011	$15,320

Note 6. Credit Facilities and Long-Term Debt
  Credit Facilities
     We may borrow up to $75.0 million under Williams’ $1.5 billion revolving credit facility, which is available for borrowings and letters of credit. Pursuant to an amendment dated May 9, 2007, borrowings under the Williams facility mature in May 2012. Our $75.0 million borrowing limit under Williams’ revolving credit facility is available for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. At June 30, 2007, letters of credit totaling $28.0 million had been issued on behalf of Williams by the participating institutions under this facility and no revolving credit loans were outstanding.
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital borrowings. Borrowings under the credit facility will mature on June 29, 2009. We are required to reduce all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. As of June 30, 2007, we have no outstanding borrowings under the working capital credit facility.
   Long-Term Debt
     In connection with the issuances of our $600.0 million of 7.25% senior unsecured notes on December 13, 2006 and $150.0 million of 7.5% senior unsecured notes on June 20, 2006, sold in private debt placements to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States in accordance with Regulations under the Securities Act, we entered into registration rights agreements with the initial purchasers of the senior unsecured notes. Under these agreements, we agreed to conduct a registered exchange offer of exchange notes in exchange for the senior unsecured notes or cause to become effective a shelf registration statement providing for resale of the senior unsecured notes. We launched exchange offers for both series on April 10, 2007 and they were successfully closed on May 11, 2007.
Note 7. Derivative Instruments and Hedging Activities
  Accounting policy
     We utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swap agreements. We execute these transactions in over-the-counter markets in which quoted prices exist for active periods. We report the fair value of derivatives, except for those for which the normal purchases and normal sales exception has been elected, on the Consolidated Balance Sheet in other current assets, other accrued liabilities, other assets or other noncurrent liabilities. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual contracts.
     The accounting for changes in the fair value of a commodity derivative is governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and depends on whether the derivative has been designated in a hedging relationship and what type of hedging relationship it is. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We establish hedging relationships pursuant to our risk management policies. We evaluate the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in other revenues.

     For commodity derivatives designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is reported in other comprehensive loss and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in other revenues. Gains or losses deferred in accumulated other comprehensive loss associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in accumulated other comprehensive loss until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in accumulated other comprehensive loss is recognized in other revenues at that time. The change in likelihood is a judgmental decision that includes qualitative assessments made by management.
  Energy commodity cash flow hedges
     We are exposed to market risk from changes in energy commodity prices within our operations. Our Four Corners operation receives NGL volumes as compensation for certain processing services. To reduce our exposure to a decrease in revenues from the sale of these NGL volumes from fluctuations in NGL market prices, we entered into financials swap contracts for 8.8 million gallons of May through December 2007 forecasted NGL sales. These derivatives were designated in cash flow hedge relationships and are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item. The ineffectiveness measured during the second quarter of 2007 was insignificant. There were no derivative gains or losses excluded from the assessment of hedge effectiveness in the second quarter of 2007. Based on recorded values at June 30, 2007, approximately $0.1 million of net losses will be reclassified into earnings within the next year. These recorded values are based on market prices of the commodities as of June 30, 2007. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized in 2007 will likely differ from these values. These gains or losses will offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
Note 8. Commitments and Contingencies
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
     We have accrued liabilities totaling $0.7 million at June 30, 2007 for these environmental activities. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by governmental authorities and other factors.
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
     In 2004, we purchased an insurance policy that covers up to $5.0 million of remediation costs until an active remediation system is in place or April 30, 2008, whichever is earlier, excluding operation and maintenance costs and ongoing monitoring costs for these projects to the extent such costs exceed a $4.2 million deductible, of which $0.9 million has been incurred to date from the onset of the policy. The policy also covers costs incurred as a result of third party claims associated with then existing but unknown contamination related to the storage facilities. The aggregate limit under the policy for all claims is $25.0 million. In addition, under an omnibus agreement with Williams entered into at the closing of our IPO, Williams agreed to indemnify us for the $4.2 million deductible not covered by the insurance policy, excluding costs of project management and soil and groundwater monitoring. There is a $14.0 million cap on the total amount of indemnity coverage under the omnibus agreement, which will be reduced by actual recoveries under the environmental insurance policy. There is also a three-year time limitation from the August 23, 2005 IPO closing date. The benefit of this indemnification will be accounted for as a capital contribution to us by Williams as the costs are reimbursed. We estimate that the approximate cost of this project management and soil and groundwater monitoring associated with the four remediation projects at the Conway storage facilities and for which we will not be indemnified will be approximately $0.2 million to $0.4 million per year following the completion of the remediation work. At June 30, 2007, we had accrued liabilities totaling $6.1 million for these costs. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.
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
     Outstanding Registration Rights Agreement. On December 13, 2006, we issued approximately $350.0 million of common and Class B units in a private equity offering. In connection with these issuances, we entered into a registration rights agreement with the initial purchasers whereby we agreed to file a shelf registration statement providing for the resale of the common units purchased and the common units issued on conversion of the Class B units. We filed the shelf registration statement on January 12, 2007 and it became effective on March 13, 2007. On May 21, 2007, our outstanding Class B units were converted into common units on a one-for-one basis. If the shelf is unavailable for a period that exceeds an aggregate of 30 days in any 90-day period or 105 days in any 365 day period, the purchasers are entitled to receive liquidated damages. Liquidated damages with respect to each purchaser are calculated as 0.25% of the Liquidated Damages Multiplier per 30-day period for the first 60 days following the 90th day, increasing by an additional 0.25% of the Liquidated Damages Multiplier per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the Liquidated Damages Multiplier per 30-day period; provided, the aggregate amount of liquidated damages payable to any purchaser is capped at 10.0% of the Liquidated Damages Multiplier. The Liquidated Damages Multiplier, with respect to each purchaser, is (i) the product of $36.59 times the number of common units purchased plus (ii) the product of $35.81 times the number of Class B units purchased. We do not expect to pay any liquidated damages related to this agreement.
     Other. We are not currently a party to any other legal proceedings but are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business.
     Summary. Litigation, arbitration, regulatory matters and environmental matters are subject to inherent uncertainties. Were an unfavorable event to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the event occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a materially adverse effect upon our future financial position.

Note 9. Segment Disclosures
     Our reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies.

	Gathering &	Gathering &
	Processing -	Processing -	NGL
	West	Gulf	Services	Total
		(In thousands)
Three Months Ended June 30, 2007:

Segment revenues	$125,047	$459	$13,763	$139,269

Operating and maintenance expense	29,487	361	4,395	34,243
Product cost and shrink replacement	42,313	—	2,364	44,677
Depreciation, amortization and accretion	10,203	303	728	11,234
Direct general and administrative expense	1,797	—	470	2,267
Other, net	2,624	—	200	2,824

Segment operating income (loss)	38,623	(205)	5,606	44,024
Equity earnings — Discovery Producer Services	—	3,875	—	3,875

Segment profit	$38,623	$3,670	$5,606	$47,899

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$44,024
General and administrative expenses:
Allocated — affiliate				(7,430)
Third party — direct				(1,136)

Combined operating income				$35,458

Three Months Ended June 30, 2006*:

Segment revenues	$127,794	$676	$12,716	$141,186

Operating and maintenance expense	34,525	231	6,812	41,568
Product cost and shrink replacement	41,800	—	2,919	44,719
Depreciation, amortization and accretion	9,952	300	600	10,852
Direct general and administrative expense	2,361	7	235	2,603
Other, net	1,919	—	166	2,085

Segment operating income	37,237	138	1,984	39,359
Equity earnings — Discovery Producer Services	—	3,521	—	3,521

Segment profit	$37,237	$3,659	$1,984	$42,880

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$39,359
General and administrative expenses:
Allocated — affiliate				(6,988)
Third party — direct				(586)

Combined operating income				$31,785

*	Restated as discussed in Note 1.

	Gathering &	Gathering &
	Processing -	Processing -	NGL
	West	Gulf	Services	Total
		(In thousands)
Six Months Ended June 30, 2007:

Segment revenues	$245,475	$1,020	$26,589	$273,084

Operating and maintenance expense	62,584	911	13,261	76,756
Product cost and shrink replacement	81,988	—	4,884	86,872
Depreciation, amortization and accretion	22,378	607	1,427	24,412
Direct general and administrative expense	3,618	—	968	4,586
Other, net	5,008	—	390	5,398

Segment operating income (loss)	69,899	(498)	5,659	75,060
Equity earnings — Discovery Producer Services	—	7,806	—	7,806

Segment profit	$69,899	$7,308	$5,659	$82,866

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$75,060
General and administrative expenses:
Allocated — affiliate				(14,654)
Third party — direct				(1,663)

Combined operating income				$58,743

Six Months Ended June 30, 2006*:

Segment revenues	$243,466	$1,409	$29,046	$273,921

Operating and maintenance expense	63,620	473	14,261	78,354
Product cost and shrink replacement	80,077	—	8,642	88,719
Depreciation, amortization and accretion	19,766	600	1,200	21,566
Direct general and administrative expense	5,761	9	536	6,306
Other, net	352	—	373	725

Segment operating income	73,890	327	4,034	78,251
Equity earnings — Discovery Producer Services	—	9,192	—	9,192

Segment profit	$73,890	$9,519	$4,034	$87,443

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$78,251
General and administrative expenses:
Allocated — affiliate				(11,343)
Third party — direct				(1,114)

Combined operating income				$65,794

*	Restated as discussed in Note 1.

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
Overview
     We are principally engaged in the business of gathering, transporting, processing and treating natural gas and fractionating and storing NGLs. We manage our business and analyze our results of operations on a segment basis. Our operations are divided into three business segments:
•	Gathering and Processing — West. Our West segment includes Four Corners. The Four Corners system gathers and processes or treats approximately 37% of the natural gas produced in the San Juan Basin and connects with the five pipeline systems that transport natural gas to end markets from the basin.

•	Gathering and Processing — Gulf. Our Gulf segment includes (1) our 60% ownership interest in Discovery and (2) the Carbonate Trend gathering pipeline off the coast of Alabama. Discovery owns an integrated natural gas gathering and transportation pipeline system extending from offshore in the Gulf of Mexico to a natural gas processing facility and an NGL fractionator in Louisiana. These assets generate revenues by providing natural gas gathering, transporting and processing services and integrated NGL fractionating services to customers under a range of contractual arrangements. Although Discovery includes fractionation operations, which would normally fall within the NGL Services segment, it is primarily engaged in gathering and processing and is managed as such.

•	NGL Services. Our NGL Services segment includes three integrated NGL storage facilities and a 50% undivided interest in a fractionator near Conway, Kansas. These assets generate revenues by providing stand-alone NGL fractionation and storage services using various fee-based contractual arrangements where we receive a fee or fees based on actual or contracted volumetric measures.
Executive Summary
     Through the second quarter of 2007 we continued to realize strong NGL margins at Four Corners. Gathering and processing revenues for Four Corners are nearly equal between years and we expect our full-year gathering volumes will remain consistent with 2006 levels. In late June 2007 we closed on the purchase of an additional 20% ownership interest in Discovery using available cash. We expect this acquisition will be immediately accretive to unitholders’ distributions. Through June 2007, Discovery saw a relatively small decrease in its income from the prior year considering the exceptional first half of 2006 when it was processing volumes from damaged third-party facilities after Hurricanes Katrina and Rita. At Conway we continue to see strong demand for leased storage and new product upgrade services. Year-over-year net income comparisons are significantly impacted by the interest on our $750.0 million in long-term debt issued in June and December 2006 to finance a portion of our acquisition of Four Corners. Additionally, our results reflect the impact of adjustments in our operating costs and expenses, which are itemized in Note 4 of the Notes to our Consolidated Financial Statements.
Recent Events
     Conversion of Class B Units. On May 21, 2007, our outstanding Class B units were converted into common units on a one-for-one basis by a majority vote of common units eligible to vote.
     Additional Investment in Discovery. On June 28, 2007, we closed on the acquisition of an additional 20% limited liability company interest in Discovery for aggregate consideration of $78.0 million pursuant to an agreement with Williams Energy, L.L.C., Williams Energy Services, LLC, and Williams Partners Operating LLC. This transaction was effective July 1, 2007. Because this additional 20% interest in Discovery was purchased from an affiliate of Williams, the transaction was between entities under common control, and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes and this discussion of results of operations have been restated to reflect the combined historical results of our investment in Discovery throughout the periods presented. We continue to account for this investment under the equity method due to the voting provisions of Discovery’s limited liability company agreement which provide the other member of Discovery significant participatory rights such that we do not control the investment.
Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. The results of operations by segment are discussed in further detail following this consolidated overview discussion. All prior period information in the following discussion and analysis of results of operations has been restated to reflect our 100% interest acquisition in Four Corners in 2006 and our 60% equity interest in Discovery.

	Three months ended		% Change	Six months ended		% Change
	June 30,		from	June 30,		from
	2007	2006	2006(1)	2007	2006	2006(1)
	(Thousands)			(Thousands)
Revenues	$139,269	$141,186	-1%	$273,084	$273,921	—

Costs and expenses:
Product cost and shrink replacement	44,677	44,719	—	86,872	88,719	+2%
Operating and maintenance expense	34,243	41,568	+18%	76,756	78,354	+2%
Depreciation, amortization and accretion	11,234	10,852	-4%	24,412	21,566	-13%
General and administrative expense	10,833	10,177	-6%	20,903	18,763	-11%
Taxes other than income	2,626	1,757	-49%	4,740	4,040	-17%
Other (income) expense	198	328	+40%	658	(3,315)	NM

Total costs and expenses	103,811	109,401	+5%	214,341	208,127	-3%

Operating income	35,458	31,785	+12%	58,743	65,794	-11%
Equity earnings – Discovery	3,875	3,521	+10%	7,806	9,192	-15%
Interest expense	(14,410)	(648)	NM	(28,800)	(884)	NM
Interest income	1,261	110	NM	2,244	180	NM

Net income	$26,184	$34,768	-25%	$39,993	$74,282	-46%

(1)	+ = Favorable Change; — = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended June 30, 2007 vs. three months ended June 30, 2006
     Revenues decreased $1.9 million, or 1%, due primarily to lower product sales in our Gathering and Processing — West and our NGL Services segments, partially offset by higher storage revenues in our NGL Services segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections.
     Operating and maintenance expense decreased $7.3 million, or 18%, due primarily to lower system losses and lower materials and supplies expense in our Gathering and Processing — West segment and favorable product gain and loss adjustments in our NGL Services segment. These fluctuations are discussed in detail in the “— Results of

Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections.
     Taxes other than income increased $0.9 million, due primarily to an increase in New Mexico gas processor’s tax in the Gathering and Processing — West segment.
     Operating income increased $3.7 million, or 12%, due primarily to lower operating and maintenance expense, partially offset by lower product sales margins.
     Equity earnings from Discovery increased $0.4 million, or 10%, due primarily to higher NGL gross margins at Discovery, largely offset by Discovery’s higher operating and maintenance expense. This increase is discussed in detail in the “— Results of Operations — Gathering and Processing — Gulf” section.
     Interest expense increased $13.8 million due to interest on our $750.0 million senior unsecured notes issued in June and December 2006 to finance a portion of our acquisition of Four Corners.
Six months ended June 30, 2007 vs. six months ended June 30, 2006
     Revenues decreased $0.8 million, due primarily to lower product sales in our Gathering and Processing — West and lower product sales and fractionation revenues in our NGL Services segments, partially offset by higher storage and upgrade fee revenues in our NGL Services segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections.
     Product cost and shrink replacement decreased $1.8 million, or 2%, due primarily to lower product sales volumes in our NGL Services segment, partially offset by higher average natural gas prices in our Gathering and Processing — West segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections.
     Operating and maintenance expense decreased $1.6 million, or 2%, due primarily to favorable variances in our Gathering and Processing — West and NGL Services segments. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections.
     The $2.8 million, or 13%, increase in Depreciation, amortization and accretion reflects $2.0 million of first quarter 2007 right-of-way amortization and asset retirement obligation adjustments.
     General and administrative expense increased $2.1 million, or 11%, due primarily to higher Williams technical support services and other charges allocated by Williams to us for various administrative support functions.
     Taxes other than income increased $0.7 million, due primarily to an increase in New Mexico gas processor’s tax in the Gathering and Processing — West segment.
     Other (income) expense, net changed from $3.3 million income in 2006 to $0.7 million expense in 2007, due primarily to a $3.6 million gain in 2006 on the sale of property in the Gathering and Processing — West segment.
     Operating income declined $7.1 million, or 11%, due primarily to the absence of the 2006 gain on the sale of property, higher depreciation, amortization and accretion expense and higher general and administrative expense, partially offset by lower operating and maintenance expense.
     Equity earnings from Discovery decreased $1.4 million, or 15%, due primarily to lower fee-based revenues following the loss of 2006 revenues associated with providing services for stranded gas after the 2005 hurricanes and higher operating and maintenance expense, largely offset by higher NGL gross margins. This decrease is discussed in detail in the “— Results of Operations — Gathering and Processing — Gulf” section.
     Interest expense increased $27.9 million due to interest on our $750.0 million senior unsecured notes issued in June and December 2006 to finance a portion of our acquisition of Four Corners.

Results of operations — Gathering and Processing — West
     The Gathering and Processing — West segment includes our Four Corners natural gas gathering, processing and treating assets.
Four Corners

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Revenues	$125,047	$127,794	$245,475	$243,466

Costs and expenses, including interest:
Product cost and shrink replacement	42,313	41,800	81,988	80,077
Operating and maintenance expense	29,487	34,525	62,584	63,620
Depreciation and amortization	10,203	9,952	22,378	19,766
General and administrative expense — direct	1,797	2,361	3,618	5,761
Taxes other than income	2,426	1,596	4,350	3,672
Other (income) expense, net	198	323	658	(3,320)

Total costs and expenses, including interest	86,424	90,557	175,576	169,576

Segment profit	$38,623	$37,237	$69,899	$73,890

Three months ended June 30, 2007 vs. three months ended June 30, 2006
     Revenues decreased $2.7 million, or 2%, due primarily to the absence of a 2006 condensate sales adjustment of $1.9 million and $0.5 million lower NGL product sales revenues. The significant components of the revenue fluctuations are addressed more fully below.
     Condensate sales decreased $2.6 million, or 47%, due primarily to the absence of a $1.9 million 2006 adjustment. Prior to 2006, condensate revenue had been recognized two months in arrears. As a result of more timely sales information made available from third parties, we began recording these on a current basis and thus fully recognized this activity through June 30, 2006. In 2006, our management concluded that the effect of recording the additional two months was not material to our results for 2006 or prior periods or our trend of earnings.
     NGL Product sales revenues decreased $0.5 million due primarily to $4.0 million related to an 11% decrease in NGL sales volumes due to higher plant maintenance outages, partially offset by $3.5 million related to an 11% increase in average NGL sales prices realized on sales of NGLs which we received under certain processing contracts.
     Product cost and shrink replacement increased by $0.5 million, or 1%, as lower volumetric shrink requirements were offset by higher average natural gas prices.
     Operating and maintenance expense decreased $5.0 million, or 15%, due primarily to:
•	$2.9 million lower non-shrink natural gas purchases due primarily to lower system losses; and

•	$4.1 million in lower materials and supplies and outside services expense.
     These decreases were partially offset by $2.1 million higher leased compression and rent expense.

     General and administrative expense — direct decreased $0.6 million, or 24%, due primarily to certain management costs that were directly charged to the segment in 2006 but allocated to the partnership in 2007. As a result of this change, these 2007 management costs are included in our overall general and administrative expense but not in our segment results.
     Taxes other than income increased $0.8 million, or 52%, primarily due to increases in the New Mexico gas processor’s tax.
     Segment profit increased $1.4 million, or 4%, due primarily to $5.0 million lower operating and maintenance expense, partially offset by $3.9 million lower product sales margins including the absence of the $1.9 million condensate sales adjustment. Product sales margins are defined as product sales revenues less product cost and shrink replacement costs.
Six months ended June 30, 2007 vs. six months ended June 30, 2006
     Revenues increased $2.0 million, or 1%, due primarily to higher product sales revenues partially offset by the absence of the 2006 condensate sales adjustment discussed previously. The significant components of the revenue fluctuations are addressed more fully below.
     Product sales revenues increased $1.7 million due primarily to:
•	$3.6 million related to a 5% increase in average NGL sales prices realized on sales of NGLs which we received under certain processing contracts; and

•	$1.1 million higher sales of NGLs on behalf of third party producers for whom we purchase their NGLs for a fee under their contracts. Under these arrangements, we purchase the NGLs from the third party producers. We subsequently sell them to an affiliate. This increase is offset by higher associated product costs of $1.1 million discussed below.
     These increases were offset by:
•	$2.2 million decrease in condensate sales due primarily to the absence of the $1.9 million 2006 adjustment discussed previously. Prior to 2006, condensate revenue had been recognized two months in arrears; and

•	$0.5 million related to a 1% decrease in NGL volumes that Four Corners received under certain processing contracts.

Product cost and shrink replacement increased $1.9 million, or 2%, due primarily to:
•	$1.6 million increase from 5% higher average natural gas prices for shrink replacement; and

•	$1.1 million increase from third party producers who elected to have us purchase their NGLs, which was offset by the corresponding increase in product sales discussed above.
     These increases were partially offset by a $0.8 million decrease from 2% lower volumetric shrink requirements associated with the decreased NGL volumes received under Four Corners’ keep-whole processing contracts discussed above.
     Operating and maintenance expense decreased $1.0 million, or 2%, due primarily to:
•	$5.2 million lower materials and supplies expense;

•	$2.4 million decrease in non-shrink natural gas purchases due primarily to lower system losses; and

•	$0.9 million decrease in labor expense resulting from a first quarter 2007 incentive compensation adjustment.
     These decreases were partially offset by $3.5 million higher leased compression and right-of-way rent expense and the absence of $4.0 million of other adjustments that served to increase income in 2006 as noted in Note 4 of the Notes to Consolidated Financial Statements.
     The $2.6 million, or 13%, increase in Depreciation, amortization and accretion expense includes $2.0 million of first quarter 2007 right-of-way amortization and asset retirement obligation adjustments.
     General and administrative expense — direct decreased $2.1 million, or 37%, due primarily to certain management costs that were directly charged to Williams’ Midstream Gas and Liquids segment in 2006 but allocated to us in 2007. As a result of this change, these 2007 management costs are included in our overall general and administrative expense but not in our segment results.
     Other (income) expense, net changed $4.0 million unfavorably due primarily to a $3.6 million gain recognized on the sale of the LaMaquina treating facility in the first quarter of 2006.
     Taxes other than income increased $0.7 million primarily due to increases in the New Mexico gas processor’s tax.
     Segment profit decreased $4.0 million, or 5%, due primarily to the net $7.0 million unfavorable impact of 2006 and 2007 adjustments discussed in Note 4 of the Notes to the Consolidated Financial Statements and the absence of the $3.6 million gain on the sale of the LaMaquina treating facility in 2006, partially offset by $2.1 million lower general and administrative expense — direct and $4.1 million lower operating and maintenance expense excluding the 2006 and 2007 adjustments.
Outlook
     Throughput volumes on our Four Corners gathering, processing and treating system are an important component of maximizing its profitability. Throughput volumes from existing wells connected to its pipelines will naturally decline over time. Accordingly, to maintain or increase throughput levels we must continually obtain new supplies of natural gas.
•	We anticipate that gathered volumes in the second half of 2007 will be higher than the first half due to improved operating conditions, sustained drilling activity, expansion opportunities and production enhancement activities by existing customers. We anticipate that full year 2007 gathered volumes will approximately be the same as 2006’s gathered volumes of 1,500 BBtu/d.

•	We have realized above average margins at our gas processing plants in recent years due primarily to increasing prices for NGLs. We expect per-unit margins in 2007 will remain higher in relation to five-year historical averages, and potentially exceed the record levels realized in 2006. Additionally, we anticipate that our contract mix and commodity management activities at Four Corners will continue to allow us to realize greater margins relative to industry benchmark averages.

•	In May 2007, we hedged 8.8 million gallons of May through December 2007 forecasted NGL sales using financial swap contracts with a range of fixed prices of $1.15 to $1.62 per gallon depending on the specific product. We receive the underlying NGL gallons as compensation for processing services provided at Four Corners. We have designated these derivatives as cash flow hedges under Statement of Financial Accounting Standards No. 133.

•	We anticipate that operating costs, excluding compression, will remain stable or may decline as compared to 2006. Compression cost increases are dependent upon the extent and amount of additional compression needed to meet the needs of our Four Corners customers and the cost at which compression can be purchased, leased and operated.

•	The right of way agreement with the Jicarilla Apache Nation, which covered certain gathering system assets in Rio Arriba County, New Mexico, expired on December 31, 2006. We continue to operate our assets on the Jicarilla Apache Nation in Northern New Mexico pursuant to a special business license which extends through September 30, 2007 while we conduct further discussions that are expected to result in the sale of the gathering assets which are on, or are isolated by, reservation lands. This segment of Four Corners’ gathering system flows less than 10% of the system’s gathered volumes.
Results of Operations – Gathering and Processing — Gulf
     The Gulf segment includes the Carbonate Trend gathering pipeline and our 60% ownership interest in Discovery. This 60% ownership interest includes the 40% interest we have owned since our IPO and the additional 20% ownership acquired from Williams on June 28, 2007. This transaction was effective July 1, 2007. Because this additional 20% interest in Discovery was purchased from an affiliate of Williams, the transaction was between entities under common control, and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes and this discussion of results of operations have been restated to reflect the combined historical results of our investment in Discovery throughout the periods presented. We continue to account for this investment under the equity method due to the voting provisions of Discovery’s limited liability company agreement which provide the other member of Discovery significant participatory rights such that we do not control the investment.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Segment revenues	$459	$676	$1,020	$1,409

Costs and expenses:
Operating and maintenance expense	361	231	911	473
Depreciation	303	300	607	600
General and administrative expense - direct	—	7	—	9

Total costs and expenses	664	538	1,518	1,082

Segment operating income (loss)	(205)	138	(498)	327
Equity earnings – Discovery (60%)	3,875	3,521	7,806	9,192

Segment profit	$3,670	$3,659	$7,308	$9,519

Carbonate Trend
     Segment operating income (loss) for the three and six months ended June 30, 2007 changed $0.3 million and $0.8 million, respectively, as compared to the three and six months ended June 30, 2006, due primarily to higher insurance premiums related to the increased hurricane activity in the Gulf Coast region in recent years. In addition, gathering revenues decreased due to 35% and 29% declines in average daily gathered volumes, respectively. These volumetric declines are caused by normal reservoir depletion that was not offset by new sources of throughput.

Discovery Producer Services – 100%

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Revenues	$63,504	$32,916	$115,985	$95,036

Costs and expenses, including interest:
Product cost and shrink replacement	39,889	15,898	73,407	57,448
Operating and maintenance expense	9,099	5,232	15,514	10,054
Depreciation and accretion	6,508	6,374	12,991	12,753
General and administrative expense	579	544	1,123	1,234
Interest income	(422)	(601)	(1,083)	(1,227)
Other (income) expense, net	1,391	(399)	1,022	(546)

Total costs and expenses, including interest	57,044	27,048	102,974	79,716

Net income	$6,460	$5,868	$13,011	$15,320

Williams Partners’ 60% interest – Equity earnings per our Consolidated Statements of Income	$3,875	$3,521	$7,806	$9,192

Three months ended June 30, 2007 vs. three months ended June 30, 2006
     Revenues increased $30.6 million, or 93%, due primarily to increased product sales. The significant components of the revenue increase are addressed more fully below.
•	Product sales increased $30.6 million, due primarily to a $14.9 million increase in NGL sales related to third-party processing customers’ elections to have Discovery purchase their NGLs under an option in their contracts, $12.1 million from higher NGL volumes sold which Discovery received under certain processing contracts and $3.0 million related to higher NGL prices Discovery received for these NGLs. In addition, sales of excess fuel and shrink replacement gas increased $0.6 million. See below for the related changes in product cost and shrink replacement for each of these product sales increases.

•	Transportation revenues increased $0.4 million due primarily to $3.4 million from higher transportation volumes, partially offset by $3.0 million from lower average transportation rates.

•	Fee-based processing and fractionation revenues increased $0.2 million due primarily to $0.5 million from higher fractionated volumes in 2007, partially offset by $0.2 million from lower processed volumes.
     These increases were partially offset by $0.6 million lower other revenues due to the termination of a platform rental agreement in July 2006.
     Product cost and shrink replacement increased $24.0 million due primarily to $14.9 million higher product purchase costs for the processing customers who elected to have Discovery purchase their NGLs, $7.3 million higher volumetric natural gas requirements from increased processing activity, $1.1 million from higher average natural gas prices and $0.6 million higher product cost associated with the excess fuel and shrink replacement gas sales discussed above.
     Operating and maintenance expense increased $3.9 million, or 74%, due primarily to $1.6 million for the decommissioning of two pipelines, $1.4 million higher property insurance premiums related to the increased hurricane activity in the Gulf Coast region in prior years and other increased repair, maintenance and labor expenses.

     Other (income) expense, net changed from $0.4 million of income in 2006 to $1.4 million of expense in 2007. The increased expense was due primarily to $1.0 million from the decommissioning of a lateral pipeline and a $0.9 million decrease in a non-cash foreign currency transaction gain from the revaluation of restricted cash accounts denominated in Euros. These restricted cash accounts were established from contributions made by Discovery’s members, including us, for the construction of the Tahiti pipeline lateral expansion project.
     Net income increased $0.6 million, or 10%, due primarily to $6.6 million higher NGL margins due to higher NGL sales volumes, largely offset by $3.9 million higher operating and maintenance expense and $1.8 million higher other expenses.
Six months ended June 30, 2007 vs. Six months ended June 30, 2006
     Revenues increased $20.9 million, or 22%, due primarily to $29.8 million increased product sales, partially offset by the reduction of $8.4 million in fee-based transportation, processing and fractionation revenues from the 2006 Tennessee Gas Pipeline (“TGP”) and the Texas Eastern Transmission Company (“TETCO”) open season agreements. The open seasons provided outlets for natural gas that was stranded following damage to third-party facilities during hurricanes Katrina and Rita. TGP’s open season contract came to an end in early 2006. TETCO’s volumes continued throughout 2006, and in October we signed a one-year contract, which is discussed further in the Outlook section. The significant components of the revenue increase are addressed more fully below.
•	Product sales increased $29.8 million, primarily due to $22.8 million from higher NGL volumes sold under certain processing contracts, including the TETCO agreement, $4.3 million from higher average NGL prices received for these NGLs and $2.6 million from higher sales of excess fuel and shrink replacement gas. See below for the related changes in product cost and shrink replacement for each of these product sales increases.

•	Fee-based processing and fractionation revenues decreased $5.8 million due primarily to $5.1 million in reduced fee-based revenues related to processing the TGP and TETCO open seasons volumes discussed above. In 2006 the open season agreements included fee-based processing and fractionation. Our current agreement with TETCO includes processing services based on a percent-of-liquids contract, where the NGLs we take as compensation are reflected in the higher product sales discussed above.

•	Transportation revenues decreased $1.9 million, including $3.3 million in reduced fee-based revenues related to the absence of TGP and TETCO open season agreements discussed above. These decreases were partially offset by increases from new agreements.
     Product cost and shrink replacement increased $16.0 million, or 28%, due primarily to $11.9 million higher volumetric natural gas requirements from increased processing activity and $2.6 million higher product cost associated with the excess fuel and shrink replacement gas sales discussed above.
     Operating and maintenance expense increased $5.5 million, or 54%, due primarily to $2.3 million higher property insurance premiums related to the increased hurricane activity in the Gulf Coast region in prior years, $1.6 million from the decommissioning of two pipelines and other increased repair, maintenance and labor expenses.
     Other (income) expense, net went from $0.5 million of income in 2006 to $1.0 million of expense in 2007. The increased expense was due primarily to the asset decommissioning and decrease in non-cash foreign currency transaction gains discussed previously in the second quarter analysis.
     Net income decreased $2.3 million, or 15%, due primarily to $10.7 million lower fee-based transportation, processing and fractionation revenues from the absences of the 2006 TGP and TETCO open season agreements and $5.5 million higher operating and maintenance expense, largely offset by $13.8 million higher NGL margins on higher NGL sales volumes.

Outlook
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
•	The Tahiti pipeline lateral expansion project is currently on schedule. The pipeline was installed on the sea bed in February. Chevron had scheduled initial throughput to begin in mid-2008, but recently announced that it will face delays because of metallurgical problems discovered in the facility’s mooring shackles. Discovery’s revenues from the Tahiti project are dependent on receiving throughput from Chevron. Therefore, delays Chevron experiences in bringing their production online will impact the initial timing of revenues for Discovery. The significance of these delays on Discovery’s future results cannot be reasonably estimated due to uncertainty regarding the length of the delays.

•	Effective June 1, 2007, Discovery amended the 100BBtu/d contract with TETCO to increase the volume to 200BBtu/d through October 31, 2007. At the conclusion of this agreement, we expect continued throughput of about 150 BBtu/d through the first quarter of 2008 at which time we expect no further volumes under this agreement. Current flowing volumes are approximately 250 BBtu/d.

•	With the current oil and natural gas price environment, drilling activity across the shelf and the deepwater of the Gulf of Mexico has been robust. However, the limited availability of specialized rigs necessary to drill in the deepwater areas, such as those in and around Discovery’s gathering areas, limits the ability of producers to bring identified reserves to market quickly. This will prolong the timeframe over which these reserves will be developed. We expect Discovery to be successful in competing for a portion of these new volumes.

•	We anticipate that ATP Oil & Gas Corporation will complete modifications to their Gomez facility in early August 2007, which will increase the volumes to approximately 75 BBtu/d.

•	In May 2007, Energy Partner’s LTD brought on an additional well and is currently flowing approximately 50 BBtu/d.

Results of Operations – NGL Services
     The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our undivided 50% interest in the Conway fractionator.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Segment revenues	$13,763	$12,716	$26,589	$29,046

Costs and expenses:
Operating and maintenance expense	4,395	6,812	13,261	14,261
Product cost	2,364	2,919	4,884	8,642
Depreciation and accretion	728	600	1,427	1,200
General and administrative expense — direct	470	235	968	536
Other expense, net	200	166	390	373

Total costs and expenses	8,157	10,732	20,930	25,012

Segment profit	$5,606	$1,984	$5,659	$4,034

Three months ended June 30, 2007 vs. three months ended June 30, 2006
     Segment revenues increased $1.0 million, or 8%, due primarily to higher storage and product upgrade fee revenues, partially offset by lower product sales and fractionation revenues. The significant components of the revenue fluctuations are addressed more fully below.
•	Storage revenues increased $0.9 million due primarily to higher average storage rates.

•	Low sulfur natural gasoline upgrade fees increased $0.8 million. This upgrade service began in late 2006.

•	Product sales decreased $0.6 million due to lower sales volumes. This decrease was offset by the related decrease in product cost discussed below.

•	Fractionation revenues decreased $0.4 million due primarily to 8% lower fractionation volumes and 17% lower rates. The lower fractionation rates relate to the pass through to customers of decreased fuel and power costs.
     Operating and maintenance expense decreased $2.4 million, or 35%, due primarily to $1.8 million of product gains on cavern empties in the second quarter of 2007 compared to $0.5 million of losses in the second quarter of 2006.
     Product cost decreased $0.6 million, or 19%, due to the lower product sales volumes discussed above.
     Segment profit increased $3.6 million due primarily to the $2.4 million decrease in operating and maintenance expense discussed above and higher storage and product upgrade fee revenues, slightly offset by lower fractionation revenues.
Six months ended June 30, 2007 vs. six months ended June 30, 2006
     Segment revenues decreased $2.5 million, or 8%, due primarily to lower product sales and fractionation revenues, partially offset by higher storage and product upgrade fee revenues. The significant components of the revenue fluctuations are addressed more fully below.

•	Product sales decreased $4.0 million due to lower sales volumes. This decrease was offset by the related decrease in product cost discussed below.

•	Fractionation revenues decreased $2.4 million due primarily to 27% lower fractionation volumes and 20% lower rates. Fractionation throughput was lower during 2007 due to a customer’s decision to fractionate a percentage of their volumes outside of the Mid-Continent region. This decision was based on current prices being paid for fractionated products outside of the Mid-Continent region. The lower fractionation rates relate to the pass through to customers of decreased fuel and power costs.

•	Storage revenues increased $2.2 million due primarily to more contracted storage for the first three months of 2007 compared to the first three months of 2006 and higher storage rates for all of 2007.

•	Low sulfur natural gasoline upgrade fees increased $1.3 million. This upgrade service began in late 2006.
     Operating and maintenance expense decreased $1.0 million, or 7%, due primarily to lower fuel and power costs related to the lower fractionator throughput and a decrease in storage cavern workovers due to weather delays in 2007, partially offset by a decline in fractionation blending gains due to decreased fractionation throughput.
     Product cost decreased $3.8 million, or 43%, due to the lower product sales volumes discussed above, resulting in a net margin loss of $0.2 million.
     Segment profit increased $1.6 million due primarily to the $1.0 million decrease in operating and maintenance expense discussed above and higher storage and product upgrade fee revenues, partially offset by lower fractionation revenues.
Outlook
•	Conway’s primary storage lease renewal period closed March 31, 2007. Based on the first quarter of the 2007 storage year, we expect 2007 storage revenues may exceed 2006 levels due to strong demand for propane and butane storage as well as higher priced specialty storage services.

•	We continue to execute a large number of storage cavern workovers and wellhead modifications to comply with KDHE regulatory requirements. We expect outside service costs to continue at current levels throughout 2007 and 2008 to ensure that we meet the regulatory compliance requirement to complete cavern wellhead modifications before the end of 2008. Our forecast for 2007 is to workover approximately 60 caverns (both complete and partial) compared to 51 cavern workovers (38 complete and 13 partial) in 2006. Through June 30, 2007 we completed 20 workovers with another 29 caverns out of service for workovers.

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
Discovery
     Discovery expects to make quarterly distributions of available cash to its members pursuant to the terms of its limited liability company agreement. Discovery made the following 2007 distributions to its members (all amounts in thousands):

	Total Distribution to
Date of Distribution	Members	Our 40% Share**
1/30/07	$ 9,000	$ 3,600
4/30/07	16,000	6,400
6/22/07*	11,173	4,469
7/30/07	9,000	3,600

*	Special distribution Discovery made after receipt of insurance proceeds.

**	On June 28, 2007, we closed on the acquisition of an additional 20% limited liability company interest in Discovery. Because this additional acquisition was effective July 1, 2007, we will not begin to receive 60% of Discovery’s distributions until October 2007.
     In 2005, Discovery’s facilities sustained damages from Hurricane Katrina. The estimated total cost for hurricane-related repairs is approximately $26.0 million, including $24.5 million in potentially reimbursable expenditures in excess of its insurance deductible. Of this amount, $18.6 million has been spent as of June 30, 2007. Discovery is funding these repairs with cash flows from operations and is seeking reimbursement from its insurance carrier. As of June 30, 2007, Discovery has received $16.1 million from the insurance carriers and has an insurance receivable balance of $2.5 million.
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

Capital Contributions from Williams
     Capital contributions from Williams required under the omnibus agreement consist of the following:
•	Indemnification of environmental and related expenditures, less any related insurance recoveries, for a period of three years (for certain of those expenditures) up to a cap of $14.0 million. Amounts expected to be incurred in 2007 related to these indemnifications are as follows:

➢	approximately $3.2 million for capital expenditures related to KDHE-related cavern compliance at our Conway storage facilities; and

➢	approximately $1.2 million for our initial 40% share of Discovery’s costs for marshland restoration and repair or replacement of Paradis’ emission-control flare.
•	An annual credit for general and administrative expenses of $2.4 million in 2007, $1.6 million in 2008 and $0.8 million in 2009.

•	Up to $3.4 million to fund our initial 40% share of the expected total cost of Discovery’s Tahiti pipeline lateral expansion project in excess of the $24.4 million we contributed during September 2005. As of June 30, 2007 we have received $1.6 million from Williams for this indemnification.
     We expect all costs to repair the partial erosion of the Carbonate Trend pipeline overburden caused by Hurricane Ivan in 2004 will be recoverable from insurance, but to the extent they are not, we will seek indemnification under the omnibus agreement.
     As of June 30, 2007 we have received $2.9 million from Williams for indemnified items since inception of the agreement in August 2005. Thus, approximately $11.1 million remains available for reimbursement of our costs on these items.
     Although we recently acquired an additional 20% ownership interest in Discovery, Discovery-related indemnifications under the omnibus agreement continue to be based on the 40% ownership interest we held when this agreement became effective.
Credit Facilities
     We may borrow up to $75.0 million under Williams’ $1.5 billion revolving credit facility, which is available for borrowings and letters of credit. Our $75.0 million borrowing limit under Williams’ revolving credit facility is available for general partnership purposes, including acquisitions, but only to the extent that sufficient amounts remain unborrowed by Williams and its other subsidiaries. At June 30, 2007, the entire $75.0 million was available for our use.
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital borrowings. We are required to reduce all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. As of June 30, 2007 we had no outstanding borrowings under the working capital credit facility.
Capital Expenditures
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
     The following table provides summary information related to ours and Discovery’s expected capital expenditures for 2007 and actual spending through June 30, 2007 (millions):

	Maintenance		Expansion		Total
	Total Year	Through	Total Year	Through	Total Year	Through
Company	Estimate	June 30, 2007	Estimate	June 30, 2007	Estimate	June 30, 2007
Conway	$10.0	$4.2	$5.0	$0.2	$15.0	$4.4

Four Corners	24.0	14.1	15.0	3.2	39.0	17.3

Discovery — 100%	6.0	1.0	36.0	30.5	42.0	31.5
     We estimate approximately $3.2 million of Conway’s maintenance capital expenditures may be reimbursed by Williams subject to the omnibus agreement. We expect to fund the remainder of these expenditures through cash flows from operations. These expenditures relate primarily to cavern workovers and wellhead modifications necessary to comply with KDHE regulations.
     Expansion capital expenditures for the Conway assets will be funded from its own internally generated cash flows from operations.
     We expect Four Corners will fund its maintenance capital expenditures through its cash flows from operations. These expenditures include approximately $13.0 million related to well connections necessary to connect new sources of throughput for the Four Corners’ system which serve to offset the historical decline in throughput volumes. The $11.0 million balance relates to various smaller projects.
     We expect Four Corners will fund its expansion capital expenditures through its cash flows from operations. These expenditures include estimates of approximately $5.0 million for certain well connections that we believe will increase throughput volumes in late 2007 and early 2008. The $10.0 million balance relates primarily to plant and gathering system expansion projects.
     We estimate approximately $1.2 million of Discovery’s maintenance capital expenditures may be reimbursed by Williams subject to the omnibus agreement. We expect Discovery will fund the remainder of its maintenance capital expenditures through its cash flows from operations. These maintenance capital expenditures relate to numerous small projects.
     We estimate that expansion capital expenditures for 100% of Discovery will be approximately $36.0 million for 2007, of which our 60% share is $22.0 million. Of the 100% amount, approximately $35.0 million is for the ongoing construction of the Tahiti pipeline lateral expansion project. Discovery will fund the originally approved expenditures with amounts previously escrowed for this project. We currently anticipate that the project will exceed the original estimate by approximately $3.5 million and that this amount will be funded with cash on hand or contributions from Discovery’s members, including us.

Carbonate Trend Overburden Restoration
     In compliance with applicable permit requirements, we completed a survey of portions of our Carbonate Trend pipeline to assess the impact of recent hurricanes. As a result of this survey, we determined that it was necessary to undertake certain restoration activities to repair the partial erosion of the pipeline overburden caused by Hurricane Ivan in September 2004 and Hurricane Katrina in August 2005. We undertook these restoration activities in July, 2007 at a total cost of approximately $2.6 million, including survey costs. These repairs were funded with cash flows from operations and we are seeking reimbursement from our insurance carrier. As of June 30, 2007 we have an insurance receivable related to these restoration activities of $1.4 million. A $2.0 million advance payment was received from our insurance carrier in July 2007 to cover both the survey and restoration costs. Additionally, in the omnibus agreement, Williams agreed to reimburse us for the cost of the restoration activities related to Hurricane Ivan to the extent that we are not reimbursed by our insurance carrier and subject to an overall limitation of $14.0 million for all indemnified environmental and related expenditures generally for a period of three years that ends in August 2008. The completeness of these repairs is subject to regulatory approval by the Minerals Management Service (MMS).
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
Cash Distributions to Unitholders
     We paid quarterly distributions to common and subordinated unitholders and our general partner interest after every quarter since our initial public offering (“IPO”) on August 23, 2005. Our most recent quarterly distribution of $22.4 million will be paid on August 14, 2007 to the general partner interest and common and subordinated unitholders of record at the close of business on August 7, 2007. This distribution includes an additional incentive distribution to our general partner of approximately $1.3 million.
     Our general partner called a special meeting of common unitholders on May 21, 2007 to vote upon a proposal to approve (a) a change in the terms of our Class B units to provide that each Class B unit is convertible into one of our common units and (b) the issuance of additional common units upon such conversion (the “Class B Conversion and Issuance Proposal”). On May 21, 2007, at this meeting, by a majority vote of common units eligible to vote, the Class B units were converted into common units on a one-for-one basis.
Results of Operations — Cash Flows
     Williams Partners L.P.

	Six months ended
	June 30,
	2007	2006
	(Thousands)
Net cash provided by operating activities	$98,043	$73,496

Net cash used by investing activities	$(86,911)	$(166,454)

Net cash provided (used) by financing activities	$(47,829)	$117,659
     The $24.5 million increase in net cash provided by operating activities for the first six months of 2007 as compared to the first six months of 2006 is due primarily to a $24.1 million increase in working capital excluding accrued interest. Cash provided by working capital increased due primarily to changes in accounts receivable and accounts payable.
     Net cash used by investing activities in 2006 includes the purchase of a 25.1% interest in Four Corners on June 20, 2006. Net cash used by investing activities in 2007 includes the closing of an additional 20% ownership interest in Discovery on June 28, 2007. Since Four Corners and Discovery were affiliates of Williams, the transactions were between entities under common control, and have been accounted for at historical cost. Therefore the amount reflected as cash used by investing activities for these purchases represents the historical cost to Williams. Additionally, net cash used by investing activities includes maintenance and expansion capital expenditures primarily used for well connects in our Four Corners business and the installation of cavern liners and KDHE-related cavern compliance with the installation of wellhead control equipment and well meters in our NGL Services segment.
     Net cash provided by financing activities in 2006 included various transactions related to the financing of our purchase of the 25.1% interest in Four Corners. Net cash used by financing activities in 2007 is primarily comprised of quarterly distributions to unitholders.
     Discovery — 100%

	Six months ended
	June 30,
	2007	2006
	(Thousands)
Net cash provided by operating activities	$26,139	$31,273
Net cash used by investing activities	(5,137)	(9,047)
Net cash used by financing activities	(32,252)	(15,215)
     Net cash provided by operating activities decreased $5.1 million in 2007 as compared to 2006 due primarily to a $3.7 million decrease in cash from changes in working capital and a $1.5 million decrease in operating income, adjusted for non-cash expenses. The change in working capital is due primarily to an $11.2 million receipt from our insurance company related to Hurricane Katrina damage offset by decreased payments in accounts payable.
     Net cash used by investing activities decreased in 2007 related primarily to decreased spending on the Tahiti pipeline lateral expansion project, which was not entirely funded from amounts previously escrowed in 2005 and included on the balance sheet as restricted cash.
     Net cash used by financing activities decreased $17.0 million in 2007 due to $13.6 million higher distributions paid to members and $3.5 million lower capital contributions from members to finance capital projects.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity price risk and interest rate risk.
Commodity Price Risk
     Certain of our and Discovery’s processing contracts are exposed to the impact of price fluctuations in the commodity markets, including the correlation between natural gas and NGL prices. In addition, price fluctuations in commodity markets could impact the demand for our and Discovery’s services in the future. Our Carbonate Trend pipeline and our fractionation and storage operations are not directly affected by changing commodity prices except for product imbalances, which are exposed to the impact of price fluctuation in NGL markets. Price fluctuations in commodity markets could also impact the demand for storage and fractionation services in the future. In connection with the IPO, Williams transferred to us a gas purchase contract for the purchase of a portion of our fuel requirements at the Conway fractionator at a market price not to exceed a specified level. This physical contract is intended to mitigate the fuel price risk under one of our fractionation contracts which contains a cap on the per-unit fee that we can charge, at times limiting our ability to pass through the full amount of increases in variable expenses to that customer. This physical contract is a derivative. However, we elected to account for this contract under the normal purchases exemption to the fair value accounting that would otherwise apply. We also have physical contracts for the purchase of ethane and the sale of propane related to our operating supply management activities at Conway. These physical contracts are derivatives. However, we elected to account for these contracts under the normal purchases exemption as well.
Derivatives
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
Interest Rate Risk
     Our long-term senior unsecured notes have fixed interest rates. Any borrowings under our credit agreements would be at a variable interest rate and would expose us to the risk of increasing interest rates. As of June 30, 2007, we did not have borrowings under our credit agreements.
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
Second-Quarter 2007 Changes in Internal Control Over Financial Reporting
     There have been no changes during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information required for this item is provided in Note 8, Commitments and Contingencies, included in the Notes to Consolidated Financial Statements included under Part I, Item 1, which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed.
Item 4. Submission of Matters to a Vote of Security Holders.
     At a special meeting of holders of our common units held on May 21, 2007, holders of our common units approved a change in the terms of our Class B units to provide that each Class B unit be converted into one of our common units and for the issuance of additional common units upon such conversion. The following votes were cast with respect to the proposal:

For	Against	Abstain	Broker Non-Votes
12,139,907	136,115	2,612,928	0

Item 6. Exhibits
     The exhibits listed below are filed or furnished as part of this report:

Exhibit
Number	Description
*#Exhibit 2.1	Purchase and Sale Agreement, dated June 20, 2007, by and among Williams Energy, L.L.C., Williams Energy Services, LLC, and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 25, 2007).

*Exhibit 10.1	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 15, 2007).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

#	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P. (Registrant)
By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted. T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)
August 2, 2007

EXHIBIT INDEX

Exhibit
Number	Description
*#Exhibit 2.1	Purchase and Sale Agreement, dated June 20, 2007, by and among Williams Energy, L.L.C., Williams Energy Services, LLC, and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 25, 2007).

*Exhibit 10.1	Amendment Agreement, dated May 9, 2007, among The Williams Companies, Inc., Williams Partners L.P., Northwest Pipeline Corporation, Transcontinental Gas Pipe Line Corporation, certain banks, financial institutions and other institutional lenders and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) filed with the SEC on May 15, 2007).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

#	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.