Form 10-K/A
period 2007-12-31
Williams Partners L.P.
filed 2008-02-28
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)
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
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
DOCUMENTS INCORPORATED BY REFERENCE
None

Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
Consent of Ernst & Young LLP
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification of CEO and CFO
Williams Partners GP LLC Financial Statements

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed on February 26, 2008 (the “Original Form 10-K”) to re-file Exhibit 99.2. The last page of Exhibit 99.2 was inadvertently left off when filed with the Original Form 10-K. The Exhibit 99.2 attached hereto supersedes and replaces the Exhibit 99.2 filed with our Original Form 10-K. This Amendment does not reflect events that have occurred after the filing of the Original Form 10-K and, except as described above, does not change any disclosures contained in that document.
ITEM 15
Item 15. Exhibits and Financial Statement Schedules
The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index below and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Partners L.P. (Registrant)

By:	Williams Partners GP LLC, its general partner

By:	/s/ William H. Gault

William H. Gault
Attorney-in-fact
Date: February 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. MALCOLM* Steven J. Malcolm	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2008

/s/ DONALD R. CHAPPEL* Donald R. Chappel	Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2008

/s/ TED T. TIMMERMANS* Ted T. Timmermans	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2008

/s/ ALAN S. ARMSTRONG* Alan S. Armstrong	Chief Operating Officer and Director	February 28, 2008

/s/ BILL Z. PARKER*	Director	February 28, 2008

Bill Z. Parker

/s/ ALICE M. PETERSON*	Director	February 28, 2008

Alice M. Peterson

/s/ H. MICHAEL KRIMBILL*	Director	February 28, 2008

H. Michael Krimbill

/s/ RODNEY J. SAILOR*	Director	February 28, 2008

Rodney J. Sailor

*By:	/s/ William H. Gault	February 28, 2008

William H. Gault
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number		Description
*§Exhibit 2.1	—	Purchase and Sale agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006).
*§Exhibit 2.2	—	Purchase and Sale Agreement, dated November 16, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File 001-32599) filed with the SEC on November 21, 2006).
*§Exhibit 2.3	—	Purchase and Sale Agreement, dated June 20, 2007, by and among Williams Energy, L.L.C., Williams Energy Services, LLC and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 25, 2007).
*§Exhibit 2.4	—	Purchase and Sale Agreement, dated November 30, 2007, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 3, 2007).
*Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).
*Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (attached as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).
*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2 and 3 (attached as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599) filed with the SEC on February 28, 2007).
*Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (attached as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*Exhibit 4.1	—	Indenture, dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (attached as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 4.2	—	Form of 7 1/2% Senior Note due 2011 (included as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 4.3	—	Certificate of Incorporation of Williams Partners Finance Corporation (attached as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562) filed with the SEC on September 22, 2006).
*Exhibit 4.4	—	Bylaws of Williams Partners Finance Corporation (attached as Exhibit 4.6 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562) filed with the SEC on September 22, 2006).
*Exhibit 4.5	—	Indenture, dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (attached as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 4.6	—	Form of 7 1/4% Senior Note due 2017 (included as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P. current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 4.7	—	Registration Rights Agreement, dated December 13, 2006, by and between Williams Partners L.P. and the purchasers named therein (attached as Exhibit 4.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 10.1	—	Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*#Exhibit 10.2	—	Williams Partners GP LLC Long-Term Incentive Plan (attached as Exhibit 10.2 to Williams Partners

Exhibit
Number		Description
L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*#Exhibit 10.3	—	Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 4, 2006).
*Exhibit 10.4	—	Contribution, Conveyance and Assumption Agreement, dated August 23, 2005, by and among Williams Partners L.P., Williams Energy, L.L.C., Williams Partners GP LLC, Williams Partners Operating LLC, Williams Energy Services, LLC, Williams Discovery Pipeline LLC, Williams Partners Holdings LLC and Williams Natural Gas Liquids, Inc. (attached as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*Exhibit 10.5	—	Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC (attached as Exhibit 10.7 to Amendment No. 1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on June 24, 2005).
*Exhibit 10.6	—	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC (attached as Exhibit 10.6 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on August 8, 2006).
*#Exhibit 10.7	—	Director Compensation Policy dated November 29, 2005 (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 1, 2005).
*#Exhibit 10.8	—	Form of Grant Agreement for Restricted Units (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 1, 2005).
*Exhibit 10.9	—	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 10.10	—	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Field Services Company, LLC and Williams Four Corners LLC (attached as Exhibit 10.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 10.11	—	Amended and Restated Working Capital Loan Agreement, dated August 7, 2006, between The Williams Companies, Inc. and Williams Partners L.P. (attached as Exhibit 10.7 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on August 8, 2006).
*Exhibit 10.12	—	Contribution, Conveyance and Assumption Agreement, dated December 13, 2006, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 10.13	—	Assignment Agreement, dated December 11, 2007, by and between Williams Field Services Company, LLC and Wamsutter LLC (attached as Exhibit 10.01 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.14	—	Contribution, Conveyance and Assumption Agreement, dated December 11, 2007, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.15	—	Amended and Restated Limited Liability Company Agreement of Wamsutter LLC, dated December 11, 2007, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.16	—	Common Unit Redemption Agreement, dated December 11, 2007, by and between Williams Partners L.P. and Williams Partners GP LLC (attached as Exhibit 10.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.17	—	Credit Agreement dated as of December 11, 2007, by and among Williams Partners L.P., the lenders party hereto, Citibank, N.A., as Administrative Agent and Issuing Bank, and The Bank of Nova Scotia, as Swingline Lender (attached as Exhibit 10.5 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.18	—	Working Capital Loan Agreement, dated December 11, 2007, by and between The Williams Companies, Inc. and Wamsutter LLC (attached as Exhibit 10.6 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).

Exhibit
Number		Description
**Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges
**Exhibit 21	—	List of subsidiaries of Williams Partners L.P.
**Exhibit 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
**Exhibit 23.2	—	Consent of Independent Auditors, Ernst & Young LLP.
+ Exhibit 23.3	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
**Exhibit 24	—	Power of attorney together with certified resolution.
+Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
+Exhibit 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
**Exhibit 99.1	—	Pre-approval policy with respect to audit and non-audit services of the audit committee of the board of directors of Williams Partners GP LLC.
+Exhibit 99.2	—	Williams Partners GP LLC Financial Statements.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

**	Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on February 26, 2008.

+	Filed herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.