Form 10-Q
period 2008-09-30
Williams Partners L.P.
filed 2008-11-06
CIK 1324518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The registrant had 52,777,452 common units outstanding as of November 5, 2008.

WILLIAMS PARTNERS L.P.

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
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations;

•	Seasonality of certain business segments; and

•	Natural gas liquids and gas prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	We may not have sufficient cash from operations to enable us to pay the minimum distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	Because of the natural decline in production from existing wells and competitive factors, the success of our gathering and transportation businesses depends on our ability to connect new sources of natural gas supply, which is dependent on factors beyond our control. Any decrease in supplies of natural gas could adversely affect our business and operating results.

•	Lower natural gas and oil prices could adversely affect our fractionation and storage businesses.

•	Our processing, fractionation and storage businesses could be affected by any decrease in natural gas liquids (NGL) prices or a change in NGL prices relative to the price of natural gas.

•	We depend on certain key customers and producers for a significant portion of our revenues and supply of natural gas and NGLs. The loss of any of these key customers or producers could result in a decline in our revenues and cash available to pay distributions.

•	The failure of counterparties to perform their contractual obligations could adversely affect our operating results, financial condition and cash available to pay distributions.

•	If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues and cash available to pay distributions could be adversely affected.

•	We do not own all of the interests in Wamsutter LLC (Wamsutter), the Conway fractionator or Discovery Producer Services LLC (Discovery), which could adversely affect our ability to operate and control these assets in a manner beneficial to us.

•	Our results of storage and fractionation operations are dependent upon the demand for propane and other NGLs. A substantial decrease in this demand could adversely affect our business and operation results.

•	Discovery and Wamsutter may reduce their cash distributions to us in some situations.

•	Discovery’s interstate tariff rates and terms and conditions are subject to review and possible adjustment by federal regulators, and are subject to changes in policy by federal regulators which could have a material adverse effect on our business and operating results.

•	Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

•	Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

•	The Williams Companies Inc.’s (Williams) public indentures and our credit facility contain financial and operating restrictions that may limit our access to credit. In addition, our ability to obtain credit in the future will be affected by Williams’ credit ratings.

•	Our future financial and operating flexibility may be adversely affected by restrictions in our debt agreements and by our leverage.

•	We may not be able to grow or effectively manage our growth.

•	Recent events in the global financial crisis have made equity and debt markets less accessible and created a shortage in the availability of credit, which could disrupt our financing plans and limit our ability to grow.

•	Common units held by Williams eligible for future sale may have adverse effects on the price of our common units.

•	Williams controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interests with us and limited fiduciary duties, and they may favor their own interests to the detriment of our unitholders.

•	Even if unitholders are dissatisfied, they currently have little ability to remove our general partner without its consent.

•	Additional risks described in our filings with the Securities and Exchange Commission.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per-unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007*	2008	2007*
Revenues:
Product sales:
Affiliate	$92,421	$75,519	$264,677	$194,190
Third-party	6,430	4,297	20,392	15,680
Gathering and processing:
Affiliate	9,480	9,178	28,117	27,412
Third-party	50,721	51,721	146,479	154,246
Storage	8,264	7,404	22,699	20,632
Fractionation	5,484	2,723	13,580	7,256
Other	2,913	(1,266)	8,376	3,244

Total revenues	175,713	149,576	504,320	422,660

Costs and expenses:
Product cost and shrink replacement:
Affiliate	22,358	18,806	72,077	59,051
Third-party	35,391	30,043	103,779	76,670
Operating and maintenance expense (excluding depreciation):
Affiliate	21,220	15,275	60,901	40,087
Third-party	29,257	25,259	83,192	77,203
Depreciation, amortization and accretion	11,735	10,345	33,963	34,757
General and administrative expense:
Affiliate	10,620	10,816	32,881	29,866
Third-party	664	925	2,341	2,778
Taxes other than income	2,314	2,474	6,986	7,214
Other (income) expense — net	(5,822)	134	(8,300)	792

Total costs and expenses	127,737	114,077	387,820	328,418

Operating income	47,976	35,499	116,500	94,242

Equity earnings-Wamsutter	20,801	18,472	79,475	50,358
Equity earnings-Discovery Producer Services	8,244	7,902	30,435	15,708
Interest expense:
Affiliate	(15)	(16)	(55)	(46)
Third-party	(16,422)	(14,268)	(50,738)	(43,038)
Interest income	249	312	667	2,556

Net income	$60,833	$47,901	$176,284	$119,780

Allocation of net income:
Net income	$60,833	$47,901	$176,284	$119,780
Allocation of net income to general partner	17,455	23,409	49,374	58,738

Allocation of net income to limited partners	$43,378	$24,492	$126,910	$61,042

Basic and diluted net income per limited partner common unit	$0.82	$0.62	$2.40	$1.41

Weighted average number of common units outstanding	52,775,912	39,359,555 (b)	52,775,126 (b)	39,359,053	(a)(b)

*	Retrospectively adjusted as discussed in Note 1.

(a)	Includes Class B units converted to common units on May 21, 2007.

(b)	Includes subordinated units converted to common units on February 19, 2008.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$81,846	$36,197
Accounts receivable:
Trade	20,166	12,860
Affiliate	32,794	20,402
Other	3,233	2,543
Product imbalance	15,492	20,660
Prepaid expense	5,135	4,056
Derivative assets — affiliate	3,724	231
Reimbursable projects	954	8,989
Other current assets	3,665	3,574

Total current assets	167,009	109,512

Investment in Wamsutter	287,889	284,650
Investment in Discovery Producer Services	199,797	214,526

Gross property, plant and equipment	1,269,720	1,239,792
Less accumulated depreciation	(619,536)	(597,503)

Property, plant and equipment, net	650,184	642,289

Other noncurrent assets	28,838	32,500

Total assets	$1,333,717	$1,283,477

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable:
Trade	$31,161	$35,947
Affiliate	10,011	17,676
Product imbalance	15,132	21,473
Deferred revenue	10,320	4,569
Derivative liabilities — affiliate	86	2,718
Accrued interest	10,963	19,500
Other accrued liabilities	7,715	8,243

Total current liabilities	85,388	110,126

Long-term debt	1,000,000	1,000,000
Other noncurrent liabilities	15,246	11,864
Commitments and contingent liabilities (Note 9)
Partners’ capital	233,083	161,487

Total liabilities and partners’ capital	$1,333,717	$1,283,477

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007*
	(In thousands)
OPERATING ACTIVITIES:
Net income	$176,284	$119,780
Adjustments to reconcile to cash provided by operations:
Depreciation, amortization and accretion	33,963	34,757
Amortization of gas purchase contract — affiliate	—	3,566
Gain on involuntary conversion	(9,276)	—
Equity earnings of Wamsutter	(79,475)	(50,358)
Equity earnings of Discovery Producer Services	(30,435)	(15,708)
Distributions related to equity earnings of Wamsutter	78,296	—
Distributions related to equity earnings of Discovery Producer Services	30,435	13,106
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(24,871)	(4,056)
Prepaid expense	(1,079)	(1,500)
Other current assets	9,504	35
Accounts payable	(12,451)	7,675
Product imbalance	(1,173)	2,840
Deferred revenue	5,544	4,347
Accrued liabilities	(8,544)	10,257
Derivative assets and liabilities	14	—
Other, including changes in noncurrent assets and liabilities	2,525	4,324

Net cash provided by operating activities	169,261	129,065

INVESTING ACTIVITIES:
Purchase of equity investment	—	(69,061)
Capital expenditures	(36,996)	(33,029)
Cumulative distributions in excess of equity earnings of Discovery Producer Services	15,165	4,964
Receipt of insurance proceeds	7,718	—
Insurance proceeds related to affiliate accounts receivable	4,483	—
Change in accrued liabilities-capital expenditures	(125)	(4,779)
Contributions to Wamsutter	(2,059)	—
Contributions to Discovery Producer Services	(437)	—
Other	—	536

Net cash used by investing activities	(12,251)	(101,369)

FINANCING ACTIVITIES:
Distributions to unitholders	(113,765)	(62,935)
Proceeds from sale of common units	28,992	—
Redemption of common units from general partner	(28,992)	—
Excess purchase price over contributed basis of equity investment	—	(8,939)
Contributions per omnibus agreement	2,328	2,726
Other	76	—

Net cash used by financing activities	(111,361)	(69,148)

Increase (decrease) in cash and cash equivalents	45,649	(41,452)
Cash and cash equivalents at beginning of period	36,197	57,541

Cash and cash equivalents at end of period	$81,846	$16,089

*	Retrospectively adjusted as discussed in Note 1.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

				Accumulated Other	Total
	Limited Partners		General	Comprehensive	Partners’
	Common	Subordinated	Partner	Income (Loss)	Capital
			(In thousands)
Balance — January 1, 2008	$1,473,814	$109,542	$(1,419,382)	$(2,487)	$161,487
Net income	155,991	1,556	18,737	—	176,284
Other comprehensive income (loss):
Net unrealized losses on cash flow hedges	—	—	—	(358)	(358)
Reclassification into earnings of derivative instrument losses	—	—	—	6,497	6,497

Total other comprehensive income					6,139

Total comprehensive income					182,423
Cash distributions	(90,970)	(4,025)	(18,770)	—	(113,765)
Conversion of subordinated units into common	107,073	(107,073)	—	—	—
Contributions pursuant to the omnibus agreement	—	—	2,328	—	2,328
Issuance of units to public	28,992	—	—	—	28,992
Repurchase of units from Williams	(28,992)	—	—	—	(28,992)
Other	(405)	—	1,015	—	610

Balance — September 30, 2008	$1,645,503	$—	$(1,416,072)	$3,652	$233,083

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
     On June 28, 2007 we closed on the acquisition of an additional 20% interest in Discovery from Williams Energy, L.L.C. and Williams Energy Services, LLC, bringing our total ownership of Discovery to 60%. This transaction was effective July 1, 2007. Because this additional 20% interest in Discovery was purchased from an affiliate of The Williams Companies, Inc. (Williams), the transaction was between entities under common control and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes have been retrospectively adjusted to reflect the historical results of our total investment in Discovery throughout the periods presented. The effect of retroactively adjusting our financial statements to account for this common control exchange increased net income $2.6 million through September 30, 2007. This acquisition had no impact on earnings per unit because we allocated pre-acquisition earnings to our general partner.
     On December 11, 2007, we acquired certain ownership interests in Wamsutter, consisting of 100% of the Class A limited liability company interests and 20 Class C units representing 50% of the initial Class C ownership interests (collectively the Wamsutter Ownership Interests). Because the Wamsutter Ownership Interests were purchased from an affiliate of Williams, the transaction was between entities under common control and has been accounted for at historical cost. Accordingly, our consolidated financial statements and notes have been retrospectively adjusted to reflect the historical results of our investment in Wamsutter throughout the periods presented. The effect of retrospectively adjusting our financial statements to account for this common control exchange increased net income $50.4 million through September 30, 2007. This acquisition does not impact earnings per unit because we allocated pre-acquisition earnings to our general partner.
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 26, 2008, for the year ended December 31, 2007. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. We eliminated all intercompany transactions and reclassified certain amounts to conform to the current classifications.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Recent Accounting Standards
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments in the balance sheet, gains and losses on derivative instruments in the statement of income and information about where these items are reported in the financial statements. The Statement also requires a separation of hedging and non-hedging activities in tabular presentation. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS No. 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We plan to apply this Statement beginning in 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Application of this Statement will increase the disclosures in our consolidated financial statements.
     In March 2008, the FASB ratified the decisions reached by the Emerging Issues Task Force (EITF) with respect to EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF Issue No. 07-4 states, among other things, that the calculation of earnings per unit should not reflect an allocation of undistributed earnings to the incentive distribution right (IDR) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. As described in Note 3, under current generally accepted accounting principles, we calculate earnings per unit as if all the earnings for the period had been distributed. This results in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. Following the adoption of the guidance in EITF Issue No. 07-4, we will no longer calculate assumed incentive distributions. The final consensus is effective beginning with the first interim period of the fiscal year beginning after December 15, 2008, and must be retrospectively applied to all periods presented. Early application is prohibited. Retrospective application of this guidance will result in a decrease in the income allocated to the general partner and an increase in the income allocated to limited partners for the amount that any assumed incentive distribution exceeded the actual incentive distribution paid during that period. Application of this Statement is not expected to have a material impact on our Consolidated Financial Statements.
Note 3. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the three months and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007*	2008	2007*

Allocation to general partner:
Net income	$60,833	$47,901	$176,284	$119,780
Net income applicable to pre-partnership operations allocated to general partner	—	(18,472)	—	(52,960)
Beneficial conversion of Class B units(a)	—	—	—	(5,308)
Charges direct to general partner:
Reimbursable general and administrative costs	402	605	1,198	1,795
Carbonate Trend overburden indemnified costs	112	—	112	—

Total charges direct to general partner	514	605	1,310	1,795

Income subject to 2% allocation of general partner interest	61,347	30,034	177,594	63,307
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	1,227	600	3,552	1,265
Incentive distributions paid to general partner(b)	6,765	1,267	16,495	2,835
Direct charges to general partner	(514)	(605)	(1,310)	(1,795)
Pre-partnership net income allocated to general partner	—	18,472	—	52,960

Net income allocated to general partner	$7,478	$19,734	$18,737	$55,265

Net income	$60,833	$47,901	$176,284	$119,780
Net income allocated to general partner	7,478	19,734	18,737	55,265

Net income allocated to limited partners	$53,355	$28,167	$157,547	$64,515

*	Retrospectively adjusted as discussed in Note 1.

(a)	During the second quarter of 2007, we converted our outstanding Class B units into common units on a one-for-one basis. Accordingly, under EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” we made a $5.3 million non-cash allocation of income to the Class B units representing the Class B unit beneficial conversion feature. The $5.3 million beneficial conversion feature was computed as the product of the 6,805,492 Class B units and the difference between the fair value of a privately placed common unit on the date of issuance ($36.59) and the issue price of a Class B unit ($35.81). The $5.3 million is included in net income available to limited partners; however, it is excluded for the calculation of earnings per limited partner unit. It does not affect total net income, cash flows or total partners’ equity.

(b)	Under the “two class” method of computing earnings per share prescribed by SFAS No. 128, “Earnings Per Share,” we allocate earnings to participating securities as if all of the earnings for the period had been distributed. As a result, the general partner receives an additional allocation of income in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. The additional allocation of income to the general partner for the three and nine months ended September 30, 2008 is $10.0 million and $30.6 million, respectively. The additional allocation of income to the general partner for the three and nine months ended September 30, 2007 was $3.7 million.
     Common and subordinated unitholders have always shared equally, on a per-unit basis, in the net income allocated to limited partners.

     We paid or have authorized payment of the following cash distributions during 2007 and 2008 (in thousands, except for per unit amounts):

					General Partner
						Incentive
	Per Unit	Common	Subordinated	Class B		Distribution	Total Cash
Payment Date	Distribution	Units	Units	Units	2%	Rights	Distribution
2/14/2007	$0.4700	$12,010	$3,290	$3,198	$390	$603	$19,491
5/15/2007	$0.5000	$12,777	$3,500	$3,403	$421	$965	$21,066
8/14/2007	$0.5250	$16,989	$3,675	—	$447	$1,267	$22,378
11/14/2007	$0.5500	$17,799	$3,850	—	$487	$2,211	$24,347
2/14/2008	$0.5750	$26,321	$4,025	—	$706	$4,231	$35,283
5/15/2008	$0.6000	$31,665	—	—	$758	$5,499	$37,922
8/14/2008	$0.6250	$32,984	—	—	$811	$6,765	$40,560
11/14/2008 (a)	$0.6350	$33,514	—	—	$832	$7,272	$41,618

(a)	The board of directors of our general partner declared this cash distribution on October 27, 2008 to be paid on November 14, 2008 to unitholders of record at the close of business on November 7, 2008.
Note 4. Reclassification of Assets Previously Held for Sale
     Effective April 1, 2008, we classified our gathering system assets located in Rio Arriba County of northern New Mexico on land owned by the Jicarilla Apache Nation (JAN) as held for sale. This classification resulted from active negotiations to sell these assets to the JAN following the expiration of our right-of-way agreement with them on December 31, 2006. During the third quarter of 2008, negotiations with the JAN changed focus from an asset sale to other alternative arrangements; therefore, we determined that it was no longer appropriate to classify these assets as held for sale, and the net book value of these assets of $11.3 million at September 30, 2008 is now presented within Property, plant and equipment, net. Concurrently, during the third quarter we recognized depreciation expense of $0.5 million on these assets, including $0.2 million pertaining to the second quarter of 2008. We currently operate these gathering assets pursuant to a special business license granted by the JAN which expires February 28, 2009. These gathering system assets are part of the Gathering and Processing — West segment.

Note 5. Equity Investments
Wamsutter
     Wamsutter allocates net income (equity earnings) to us based upon the allocation, distribution, and liquidation provisions of its limited liability company agreement applied as though liquidation occurs at book value. In general, the agreement allocates income in a manner that will maintain capital account balances reflective of the amounts each ownership interest would receive if Wamsutter were dissolved and liquidated at carrying value. The income allocation for the quarterly periods during a year reflects the preferential rights of the Class A interest to any distributions made to the Class C interest until the Class A interest has received $70.0 million in distributions for the year. The Class B interest receives no income or loss allocation. As the owner of 100% of the Class A ownership interest, we will receive 100% of Wamsutter’s net income up to $70.0 million. Income in excess of $70.0 million will be shared between the Class A interest and Class C interest, of which we currently own 50%. For annual periods in which Wamsutter’s net income exceeds $70.0 million, this will result in a higher allocation of equity earnings to us early in the year and a lower allocation of equity earnings to us later in the year. As such, our share of Wamsutter’s net income will vary by quarter and will be higher in quarters prior to reaching the $70.0 million net income threshold. Beginning in the third quarter of 2008, having exceeded $70.0 million in net income for the 12-month distribution period which began December 1, 2007, Wamsutter’s net income is shared between the Class A interest and Class C interest. Accordingly, the Class A and Class C interests were allocated net income of $9.6 million and $22.4 million, respectively, for the third quarter of 2008 and our total equity earnings from Wamsutter was $20.8 million. Wamsutter’s net income allocation does not affect the amount of available cash it distributes for any quarter.
     The summarized financial position and results of operations for 100% of Wamsutter are presented below (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets	$23,656	$27,114
Property, plant and equipment, net	293,287	275,163
Other non-current assets	4	191
Current liabilities	(10,039)	(13,016)
Non-current liabilities	(4,003)	(2,740)

Members’ capital	$302,905	$286,712

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Unaudited)
Revenues:
Affiliate	$38,764	$20,076	$138,568	$63,765
Third-party	19,056	18,075	57,099	55,093
Costs and expenses:
Affiliate	11,031	7,440	61,510	31,198
Third-party	14,782	12,239	43,476	37,302

Net income	$32,007	$18,472	$90,681	$50,358

Williams Partners’ interest — equity earnings	$20,801	$18,472	$79,475	$50,358

Discovery Producer Services LLC
     The summarized financial position and results of operations for 100% of Discovery are presented below (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets	$60,204	$78,035
Non-current restricted cash and cash equivalents	3,471	6,222
Property, plant and equipment, net	359,719	368,228
Current liabilities	(23,605)	(33,820)
Non-current liabilities	(16,287)	(12,216)

Members’ capital	$383,502	$406,449

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Unaudited)
Revenues:
Affiliate	$53,037	$51,829	$202,954	$144,997
Third-party	8,243	8,281	28,365	31,098
Costs and expenses:
Affiliate	17,249	24,973	87,717	72,145
Third-party	30,224	22,452	93,403	78,986
Interest income	(143)	(389)	(593)	(1,472)
Loss on sale of operating assets	—	—	2	603
Foreign exchange loss (gain)	208	(94)	65	(346)

Net income	$13,742	$13,168	$50,725	$26,179

Williams Partners’ interest — equity earnings	$8,244	$7,902	$30,435	$15,708

Note 6. Long-Term Debt and Credit Facilities
     Long-Term Debt
     Long-term debt at September 30, 2008 and December 31, 2007 is as follows:

	Interest	September 30,	December 31,
	Rate	2008	2007
	(In millions)
Credit agreement term loan, adjustable rate, due 2012	(a )	$250	$250
Senior unsecured notes, fixed rate, due 2017	7.25%	600	600
Senior unsecured notes, fixed rate, due 2011	7.50%	150	150

Total Long-term debt		$1,000	$1,000

(a)	3.2375% at September 30, 2008.
     Credit Facilities
     We have a $450.0 million senior unsecured credit agreement with Citibank, N.A. as administrative agent, comprised initially of a $200.0 million revolving credit facility available for borrowings and letters of credit and a $250.0 million term loan. The parent company and certain affiliates of Lehman Brothers Commercial Bank, who is committed to fund up to $12.0 million of this credit facility, have filed for bankruptcy. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of the other participating banks under this agreement remain in effect and are not impacted by this reduction. We must repay borrowings under this agreement by December 11, 2012. At September 30, 2008, we had a $250.0 million term loan outstanding under the term loan provisions and no amounts outstanding under the revolving credit facility.
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital borrowings. Borrowings under the credit facility will mature on June 20, 2009. We are required to and have reduced all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. As of September 30, 2008, we had no outstanding borrowings under the working capital credit facility.
Note 7. Partners’ Capital
     On January 9, 2008, we sold an additional 800,000 common units to the underwriters upon the underwriters’ partial exercise of their option to purchase additional common units pursuant to our common unit offering in December 2007. We used the net proceeds from the partial exercise of the underwriters’ option to redeem 800,000 common units from an affiliate of Williams at a price per common unit of $36.24 ($37.75, net of underwriter discount).
     On January 28, 2008, our general partner’s board of directors confirmed that we had satisfied the financial test contained in our partnership agreement required for conversion of all of our outstanding subordinated units into common units. Accordingly, our 7,000,000 subordinated units held by four subsidiaries of Williams converted into common units on a one-for-one basis on February 19, 2008.
     Pursuant to Williams Partners GP LLC Long-Term Incentive Plan, on August 22, 2008, our general partner granted 2,724 restricted units to members of our general partner’s board of directors who are not officers or employees of our general partner or its affiliates.
Note 8. Fair Value Measurements
Adoption of SFAS No. 157
     SFAS No. 157, “Fair Value Measurements” (1) establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, (2) provides guidance on the methods used to estimate fair value and (3) expands disclosures about fair value measurements. On January 1, 2008, we adopted SFAS No. 157 for our assets and liabilities which are measured at fair value on a recurring basis, our commodity derivatives. Upon applying SFAS No. 157, we changed our valuation methodology to consider our nonperformance risk in estimating the fair value of our liabilities. Applying SFAS No. 157 did not materially impact our consolidated financial statements. In February 2008, the FASB issued Financial Staff Position (FSP) FAS 157-2 permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning January 1, 2009, we will apply SFAS No. 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We are evaluating the impact of this application on our consolidated financial statements. SFAS No. 157 requires two distinct transition approaches: (i) cumulative-effect adjustment to beginning retained earnings for certain financial instrument transactions and (ii) prospectively as of the date of adoption through earnings or other comprehensive income, as applicable. Upon adopting SFAS No. 157, we applied a prospective transition as we did not have financial instrument transactions that required a cumulative-effect adjustment to beginning retained earnings.
     Fair value is the price that would be received in the sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market-based measurement from the perspective of a market participant. We use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated, or unobservable. We primarily apply a market approach for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
     SFAS No. 157 establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair-value balances based on the observability of those inputs. The three levels of the fair-value hierarchy are as follows:
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
     In valuing certain contracts, the inputs used to measure fair value may fall into different levels of the fair-value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair-value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair-value measurement requires judgment and may affect the placement within the fair-value hierarchy levels.
     At September 30, 2008 all of our derivative assets and liabilities which are valued at fair value are included in Level 3 and include $3.7 million of energy commodity derivative assets and $0.1 million of energy commodity derivative liabilities. These derivatives are contracted entirely with Williams, and include commodity based financial swap contracts.
     The following table sets forth a reconciliation of changes in the fair value of net derivatives classified as Level 3 in the fair-value hierarchy for the three and nine months ended September 30, 2008.
Level 3 Fair-Value Measurements Using Significant Unobservable Inputs
Three Months Ended September 30, 2008
(In thousands)

Net Derivative
Asset (Liability)
Balance as of July 1, 2008	$(11,978)
Realized and unrealized gains:
Included in net income	143
Included in other comprehensive income	10,015
Purchases, issuances, and settlements	5,458
Transfers in/(out) of Level 3	—

Balance as of September 30, 2008	$3,638

Unrealized gains included in net income relating to instruments still held at September 30, 2008	$4,962

Level 3 Fair-Value Measurements Using Significant Unobservable Inputs
Nine Months Ended September 30, 2008
(In thousands)

Net Derivative
Asset (Liability)
Balance as of January 1, 2008	$(2,487)
Realized and unrealized losses:
Included in net income	(214)
Included in other comprehensive income	(358)
Purchases, issuances, and settlements	6,697
Transfers in/(out) of Level 3	—

Balance as of September 30, 2008	$3,638

Unrealized gains included in net income relating to instruments still held at September 30, 2008	$4,585

     Realized and unrealized gains (losses) included in net income are reported in revenues in our Consolidated Statement of Income.
Note 9. Commitments and Contingencies
     Environmental Matters-Four Corners. Current federal regulations require that certain unlined liquid containment pits located near named rivers and catchment areas be taken out of use, and current state regulations required all unlined, earthen pits to be either permitted or closed by December 31, 2005. Operating under a New Mexico Oil Conservation Division-approved work plan, we have physically closed all of our pits that were slated for closure under those regulations. We are presently awaiting agency approval of the closures for 40 to 50 of those pits. We are also a participant in certain hydrocarbon removal and groundwater monitoring activities associated with certain well sites in New Mexico. Of nine remaining active sites, product removal is ongoing at four and groundwater monitoring is ongoing at each site. As groundwater concentrations reach and sustain closure criteria levels and state regulator approval is received, the sites will be properly abandoned. We expect the remaining sites will be closed within four to seven years.
     In April 2007, the New Mexico Environment Department’s Air Quality Bureau (NMED) issued a Notice of Violation (NOV) that alleges various emission and reporting violations in connection with our Lybrook gas processing plant’s flare and leak detection and repair program. The NMED proposed a penalty of approximately $3 million. In July 2008, the NMED issued an NOV that alleged air emissions permit exceedances for three glycol dehydrators at our Pump Mesa central delivery point compressor facility and proposed a penalty of approximately $103,000. We are discussing the basis for and scope of the calculation of the proposed penalties with the NMED.
     In March 2008, the Environmental Protection Agency (EPA) proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at our Ute “E” compressor station. We met with the EPA and are exchanging information in order to resolve the issues.
     We have accrued liabilities totaling $1.5 million at September 30, 2008 for these environmental activities. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by governmental authorities, negotiations with the applicable agencies, and other factors.
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
     Environmental Matters-Conway. We are a participant in certain environmental remediation activities associated with soil and groundwater contamination at our Conway storage facilities. These activities relate to four projects that are in various remediation stages including assessment studies, cleanups and/or remedial operations and monitoring. We continue to coordinate with the Kansas

Department of Health and Environment (KDHE) to develop screening, sampling, cleanup and monitoring programs. The costs of such activities will depend upon the program scope ultimately agreed to by the KDHE and are expected to be paid over the next two to six years. At September 30, 2008, we had accrued liabilities totaling $3.2 million for these costs. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.
     In 2004, we purchased an insurance policy that covered up to $5.0 million of remediation costs until an active remediation system was in place or April 30, 2008, whichever was earlier, excluding operation and maintenance costs and ongoing monitoring costs for these projects to the extent such costs exceeded a $4.2 million deductible. We incurred $3.1 million in costs from the onset of the policy through its termination; hence, we did not submit any claims under this insurance policy prior to its expiration. In addition, under an omnibus agreement with Williams entered into at the closing of our initial public offering, Williams agreed to indemnify us for the Conway environmental remediation costs, excluding costs of project management and soil and groundwater monitoring, to the extent they were not reimbursed under the insurance policy. There is a $14.0 million cap on the total amount of indemnity coverage for environmental and other items under the omnibus agreement. Of this, $7.5 million remains available for future indemnification. Payments received under this indemnification are accounted for as a capital contribution to us by Williams as the costs are reimbursed.
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
     Grynberg. In 1998, the U. S. Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries and us. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. In 1999, the Department of Justice announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. Grynberg’s measurement claims remained pending against us and the other defendants; the court previously dismissed Grynberg’s royalty valuation claims. In 2005, the court-appointed special master entered a report which recommended that the claims against certain Williams’ subsidiaries, including us, be dismissed. In October 2006, the District Court dismissed all claims against us, and in November 2006, Grynberg filed his notice of appeals with the Tenth Circuit Court of Appeals. The Court held oral argument on September 25, 2008.
     GEII Litigation. General Electric International, Inc. (GEII) worked on turbines at our Ignacio, New Mexico plant. We disagree with GEII on the quality of GEII’s work and the appropriate compensation. GEII asserts that it is entitled to additional extra work charges under the agreement, which we deny are due. In 2006 we filed suit in federal court in Tulsa, Oklahoma against GEII, GE Energy Services, Inc., and Qualified Contractors, Inc. We alleged, among other claims, breach of contract, breach of the duty of good faith and fair dealing, and negligent misrepresentation and sought unspecified damages. In 2007, the defendants and GEII filed counterclaims in the amount of $1.9 million against us that alleged breach of contract and breach of the duty of good faith and fair dealing. Trial has been set for April 20, 2009.
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

		Gathering &
	Gathering &	Processing -	NGL
	Processing - West	Gulf	Services	Total
	(In thousands)
Three Months Ended September 30, 2008:

Segment revenues	$155,217	$537	$19,959	$175,713

Product cost and shrink replacement	53,902	—	3,847	57,749
Operating and maintenance expense	42,129	148	8,200	50,477
Depreciation, amortization and accretion	10,811	153	771	11,735
Direct general and administrative expense	2,188	—	631	2,819
Other, net	(3,703)	—	195	(3,508)

Segment operating income	49,890	236	6,315	56,441
Equity earnings	20,801	8,244	—	29,045

Segment profit	$70,691	$8,480	$6,315	$85,486

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$56,441
General and administrative expenses:
Allocated-affiliate				(7,908)
Third party-direct				(557)

Combined operating income				$47,976

Three Months Ended September 30, 2007*:

Segment revenues	$134,035	$521	$15,020	$149,576

Product cost and shrink replacement	45,791	—	3,058	48,849
Operating and maintenance expense	34,267	443	5,824	40,534
Depreciation, amortization and accretion	8,564	304	1,477	10,345
Direct general and administrative expense	1,839	—	510	2,349
Other, net	2,414	—	194	2,608

Segment operating income (loss)	41,160	(226)	3,957	44,891
Equity earnings	18,472	7,902	—	26,374

Segment profit	$59,632	$7,676	$3,957	$71,265

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$44,891
General and administrative expenses:
Allocated-affiliate				(8,670)
Third party-direct				(722)

Combined operating income				$35,499

*	Retrospectively adjusted as discussed in Note 1.

		Gathering &
	Gathering &	Processing -	NGL
	Processing - West	Gulf	Services	Total
	(In thousands)
Nine Months Ended September 30, 2008:

Segment revenues	$446,113	$1,650	$56,557	$504,320

Product cost and shrink replacement	162,492	—	13,364	175,856
Operating and maintenance expense	119,699	1,191	23,203	144,093
Depreciation, amortization and accretion	31,246	457	2,260	33,963
Direct general and administrative expense	6,176	—	1,875	8,051
Other, net	(1,899)	—	585	(1,314)

Segment operating income	128,399	2	15,270	143,671
Equity earnings	79,475	30,435	—	109,910

Segment profit	$207,874	$30,437	$15,270	$253,581

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$143,671
General and administrative expenses:
Allocated-affiliate				(25,416)
Third party-direct				(1,755)

Combined operating income				$116,500

Nine Months Ended September 30, 2007*:

Segment revenues	$379,510	$1,541	$41,609	$422,660

Product cost and shrink replacement	127,779	—	7,942	135,721
Operating and maintenance expense	96,851	1,354	19,085	117,290
Depreciation, amortization and accretion	30,942	911	2,904	34,757
Direct general and administrative expense	5,457	—	1,478	6,935
Other, net	7,422	—	584	8,006

Segment operating income (loss)	111,059	(724)	9,616	119,951
Equity earnings	50,358	15,708	—	66,066

Segment profit	$161,417	$14,984	$9,616	$186,017

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$119,951
General and administrative expenses:
Allocated-affiliate				(23,324)
Third party-direct				(2,385)

Combined operating income				$94,242

*	Retrospectively adjusted as discussed in Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Please read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements included in Item 1 of Part I of this quarterly report.
Business Overview
     We gather, transport, process and treat natural gas and fractionate and store natural gas liquids (NGLs). We manage our business and analyze our results of operations on a segment basis. Our operations are divided into three business segments:
•	Gathering and Processing — West. Our West segment includes (1) the Four Corners gathering and processing system and (2) ownership interests in Wamsutter, which owns a gathering and processing system in Wyoming. We account for our ownership interests in Wamsutter as an equity investment.

•	Gathering and Processing—Gulf. Our Gulf segment includes (1) our 60% ownership interest in Discovery, which owns a transportation, gathering and processing system extending from offshore in the Gulf of Mexico to a natural gas processing plant and a natural gas liquids fractionator in Louisiana and (2) the Carbonate Trend gathering pipeline off the coast of Alabama. We account for our ownership interest in Discovery as an equity investment.

•	NGL Services. Our NGL Services segment includes three integrated NGL storage facilities and a 50% undivided interest in a fractionator near Conway, Kansas.
Executive Summary
     Through the third quarter of 2008, we continued to realize exceptionally strong per-unit commodity margins in our gathering and processing businesses, which led to significantly higher segment profit. We expect lower per-unit commodity margins in the fourth quarter of 2008 as NGL prices, especially ethane, decline along with the price of crude oil. During the third quarter, gathered and processed volumes for these businesses continued to recover following the impact of the first quarter’s severe winter weather and downtime related to the November 2007 fire at the Ignacio plant. As discussed below, Hurricanes Gustav and Ike severely disrupted Discovery’s operations in September and will limit its operations throughout the fourth quarter until significant repairs are completed. We continued our record of consecutive unitholder distribution increases since our initial public offering (IPO) with our third-quarter 2008 distribution of $0.635 per unit, which is 15% higher than the third-quarter 2007 distribution.
Recent Events
     During September 2008, Discovery’s offshore gathering system sustained hurricane damage and is currently not accepting gas from producers while repairs are being made. Inspections revealed that an 18-inch lateral was severed from its connection to the 30-inch mainline in 250 feet of water. Discovery expects the 30-inch mainline to be repaired and returned to service by early December. Due to ongoing damage assessments, the repair schedule for the 18-inch lateral has not yet been finalized. We estimate that hurricane-related damages and downtime reduced third-quarter 2008 equity earnings from Discovery by approximately $5.0 million. For fourth-quarter 2008, we expect Discovery’s equity earnings to range from $0 to a loss of $10 million. These estimates consider Discovery’s property insurance deductible, but do not reflect any potential future recoveries under our business interruption insurance policy. Both the Larose processing plant and the Paradis fractionator are fully operational and running at 40 percent capacity from onshore gas sources.
     The recent instability in financial markets has created global concerns about the liquidity of financial institutions and is having overarching impacts on the economy as a whole. In this volatile economic environment, many financial markets, institutions and other businesses remain under considerable stress. In addition, oil and gas prices have recently experienced significant declines. These events are impacting our business. However, we note the following:

•	We have no debt maturities until 2011.

•	As of September 30, 2008, we have approximately $81.8 million of cash and cash equivalents and $220 million of available capacity under our credit facilities. (See further discussion in Management’s Discussion and Analysis of Financial Condition — Available Liquidity.)
     To the extent that a continued downturn in the economy as a whole drives sustained lower NGL prices, it will negatively impact our future results of operations and cash flow from operations and could result in a reduction in capital expenditures.
Results of Operations
Consolidated Overview
     The following table and discussion summarizes our consolidated results of operations for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007. The results of operations by segment are discussed in further detail following this consolidated overview. This discussion and analysis of results of operations reflects the historical results of our investments in Discovery and Wamsutter throughout the periods presented as retrospectively adjusted for our acquisition of the additional 20% interest in Discovery and ownership interests in Wamsutter in June and December 2007, respectively.

	Three months ended			Nine months ended
	September 30,		% Change from	September 30,		% Change from
	2008	2007 (1)	2007 (1)	2008	2007	2007 (1)
	(Thousands)			(Thousands)
Revenues	$175,713	$149,576	+17%	$504,320	$422,660	+19%

Costs and expenses:
Product cost and shrink replacement	57,749	48,849	-18%	175,856	135,721	-30%
Operating and maintenance expense	50,477	40,534	-25%	144,093	117,290	-23%
Depreciation, amortization and accretion	11,735	10,345	-13%	33,963	34,757	+2%
General and administrative expense	11,284	11,741	+4%	35,222	32,644	-8%
Taxes other than income	2,314	2,474	+6%	6,986	7,214	+3%
Other (income) expense — net	(5,822)	134	NM	(8,300)	792	NM

Total costs and expenses	127,737	114,077	-12%	387,820	328,418	-18%

Operating income	47,976	35,499	+35%	116,500	94,242	+24%
Equity earnings — Wamsutter	20,801	18,472	+13%	79,475	50,358	+58%
Equity earnings — Discovery	8,244	7,902	+4%	30,435	15,708	+94%
Interest expense	(16,437)	(14,284)	-15%	(50,793)	(43,084)	-18%
Interest income	249	312	-20%	667	2,556	-74%

Net income	$60,833	$47,901	+27%	$176,284	$119,780	+47%

(1)	+ = Favorable Change; — = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended September 30, 2008 vs. three months ended September 30, 2007
     Revenues increased $26.1 million, or 17%, due primarily to higher revenues in our Gathering and Processing — West segment and our NGL Services segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections and are summarized below:

•	Revenues in our Gathering and Processing — West segment increased due primarily to higher NGL sales resulting from higher average NGL sales prices, higher sales of NGLs on behalf of third-party producers and higher condensate and LNG sales. These increases were partially offset by lower NGL sales volumes.

•	Revenues in our NGL services segment increased due primarily to higher fractionation revenue and higher storage revenues.
     Product cost and shrink replacement increased $8.9 million, or 18%, due primarily to higher purchases of NGLs from third-party producers and higher average natural gas prices in our Gathering and Processing — West segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West.”
     Operating and maintenance expense increased $9.9 million, or 25%, due primarily to higher system imbalance costs, material and supplies cost and gathering fuel in our Gathering and Processing — West segment, combined with higher fractionation fuel costs in our NGL Services segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections.
     Depreciation, amortization and accretion increased $1.4 million, or 13%, due primarily to fluctuations in our Gathering and Processing — West segment which are discussed in detail in the “— Results of Operations — Gathering and Processing — West.”
     Other (income) expense — net improved $6.0 million due primarily to a $6.0 million third-quarter 2008 involuntary conversion gain related to the November 2007 Ignacio plant fire which is explained further in the “— Results of Operations — Gathering and Processing — West” section.
     Operating income increased $12.5 million, or 35%, due primarily to higher per-unit NGL margins and an involuntary conversion gain resulting from the November 2007 Ignacio plant fire in our Gathering and Processing — West segment, combined with higher fractionation revenue in our NGL Services segment. Partially offsetting these favorable variances were higher operating and maintenance expenses and higher depreciation, amortization and accretion expense.
     Equity earnings — Wamsutter increased $2.3 million, or 13%, due to a 76% increase in Wamsutter’s net income. The net income variances are discussed in detail in the “— Results of Operations — Gathering and Processing — West” section, and Note 5 Equity Investments of our Notes to Consolidated Financial Statements discusses how Wamsutter allocates its net income between its member owners including us.
     Equity earnings — Discovery increased $0.3 million, or 4%, due primarily to higher per-unit NGL sales margins, lower depreciation and accretion and lower general and administrative expenses, substantially offset by lower NGL sales volumes due to Hurricanes Ike and Gustav, lower transportation, gathering and fractionation revenues and higher operating and maintenance expenses. This increase is discussed in detail in the “— Results of Operations — Gathering and Processing — Gulf” section.
     Interest expense increased $2.2 million, or 15%, due primarily to interest on our $250.0 million term loan issued in December 2007 to finance a portion of our acquisition of ownership interests in Wamsutter.
Nine months ended September 30, 2008 vs. nine months ended September 30, 2007
     Revenues increased $81.7 million, or 19%, due primarily to higher revenues in our Gathering and Processing — West segment and our NGL Services segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections and are summarized below:
•	Revenues in our Gathering and Processing — West segment increased due primarily to higher product sales resulting from significantly higher average NGL sales prices, higher sales of NGLs on behalf of third-party producers and higher condensate sales revenues. These increases were partially offset by lower NGL sales volumes received under keep-whole and percent-of-liquids processing contracts and lower fee-based gathering revenues on lower volumes.

•	Revenues in our NGL Services segment increased due primarily to higher fractionation, product sales and storage revenues.

     Product cost and shrink replacement increased $40.1 million, or 30%, due primarily to increases in our Gathering and Processing — West segment and our NGL Services segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections and are summarized below:
•	Product cost and shrink replacement increased in our Gathering and Processing — West segment due primarily to higher cost of purchases from third-party producers who elected to have us sell their NGLs, higher average natural gas prices for shrink replacement and higher condensate product cost.

•	Product cost increased in our NGL Services segment due primarily to higher product sales volumes and prices.
     Operating and maintenance expense increased $26.8 million, or 23%, due primarily to higher system losses and increased gathering fuel expense in our Gathering and Processing — West segment, combined with higher fractionation fuel cost in our NGL Services segment. These fluctuations are discussed in detail in the “— Results of Operations — Gathering and Processing — West” and “— Results of Operations — NGL Services” sections.
     General and administrative expense increased $2.6 million, or 8%, due primarily to higher expenses for technical support services and other charges allocated by Williams to us for various administrative support functions.
     Other (income) expense — net improved $9.1 million due primarily to a $9.3 million 2008 involuntary conversion gain related to the November 2007 Ignacio plant fire which is explained further in the “— Results of Operations — Gathering and Processing — West” section.
     Operating income increased $22.3 million, or 24%, due primarily to sharply higher per-unit NGL margins on lower sales volumes, a $9.3 million 2008 involuntary conversion gain and higher condensate sales margins in our Gathering and Processing — West segment, combined with higher fractionation and storage revenues in our NGL Services segment. Partially offsetting these favorable variances were higher operating and maintenance expenses in our Gathering and Processing — West segment and our NGL Services segment, lower fee-based gathering revenues in our Gathering and Processing — West segment and higher general and administrative expenses.
     Equity earnings — Wamsutter increased $29.1 million, or 58%, due primarily to an 80% increase in Wamsutter’s net income from sharply higher per-unit margins on higher NGL sales volumes. These variances are discussed in detail in the “— Results of Operations — Gathering and Processing — West” section, and Note 5 Equity Investments of our Notes to Consolidated Financial Statements discusses how Wamsutter allocates its net income between its member owners including us.
     Equity earnings — Discovery increased $14.7 million, or 94%, due primarily to higher per-unit NGL margins, partially offset by lower plant inlet volumes that were reduced by Hurricanes Ike and Gustav. This increase is discussed in detail in the “— Results of Operations — Gathering and Processing — Gulf” section.
     Interest expense increased $7.7 million, or 18%, due primarily to interest on our $250.0 million term loan issued in December 2007 to finance a portion of our acquisition of ownership interests in Wamsutter.
     Interest income decreased $1.9 million, or 74%, due primarily to lower average cash balances and lower daily interest rates on cash balances.

Results of operations — Gathering and Processing — West
     The Gathering and Processing — West segment includes our Four Corners natural gas gathering, processing and treating assets and our ownership interests in Wamsutter. Wamsutter operates a natural gas gathering and processing system in Wyoming.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands)
Revenues	$155,217	$134,035	$446,113	$379,510

Costs and expenses, including interest:
Product cost and shrink replacement	53,902	45,791	162,492	127,779
Operating and maintenance expense	42,129	34,267	119,699	96,851
Depreciation, amortization and accretion	10,811	8,564	31,246	30,942
General and administrative expense — direct	2,188	1,839	6,176	5,457
Taxes other than income	2,119	2,278	6,400	6,628
Other (income) expense — net	(5,822)	136	(8,299)	794

Total costs and expenses, including interest	105,327	92,875	317,714	268,451

Segment operating income	49,890	41,160	128,399	111,059
Equity earnings — Wamsutter	20,801	18,472	79,475	50,358

Segment profit	$70,691	$59,632	$207,874	$161,417

Four Corners
Three months ended September 30, 2008 vs. three months ended September 30, 2007
     Revenues increased $21.2 million, or 16%, due primarily to $18.2 million higher product sales and $3.7 million improved other fee revenue, slightly offset by $0.7 million lower gathering and processing revenue. The significant components of the revenue fluctuations are addressed more fully below.
     Product sales revenues increased due primarily to:
•	$15.2 million from 36% higher average per-unit NGL sales prices realized under keep-whole and percent-of-liquids processing contracts. The higher per-unit NGL sales prices are caused by general increases in market prices for these commodities between the two periods;

•	$4.5 million higher sales prices on lower NGL volumes sold on behalf of third-party producers. Under these arrangements, we purchase the NGLs from the third-party producers and sell them to an affiliate. This increase is offset by higher associated product costs of $4.6 million discussed below; and

•	$2.0 million higher condensate and LNG sales resulting from higher per-unit sales prices for both condensate and LNG and higher condensate sales volumes.

•	These product sales increases were partially offset by a decrease of $3.4 million related to 8% lower NGL sales volumes resulting from lower processed volumes.
     Other fee revenue improved $3.7 million due primarily to the absence of a $3.5 million third-quarter 2007 out-of-period revenue recognition correction for electronic flow measurement fees.
     Product cost and shrink replacement increased $8.1 million, or 18%, due primarily to:
•	$4.6 million higher NGLs purchased from third-party producers, which was offset by the corresponding increased product sales discussed above; and

•	$4.6 million increase from 31% higher average natural gas prices.

     These product cost and shrink replacement increases were partially offset by a decrease of $1.5 million from 9% lower shrink replacement volumes associated with the lower NGL sales volumes received under Four Corners’ keep-whole processing contracts discussed above.
     Operating and maintenance expense increased $7.9 million, or 23%, due primarily to:
•	$3.4 million higher expense related to unfavorable price changes on system imbalances;

•	$2.5 million higher materials and supplies expense; and

•	$1.5 million higher gathering fuel expense caused primarily by higher natural gas prices.
     Depreciation, amortization and accretion increased $2.2 million, or 26% due primarily to the absence of a $1.4 million third-quarter 2007 correction.
     Other (income) expense — net improved $6.0 million due primarily to a $6.0 million third-quarter 2008 involuntary conversion gain related to the November 2007 Ignacio plant fire.
     Segment operating income increased $8.7 million, or 21%, due primarily to:
•	$10.8 million from 40% higher per-unit NGL margins;

•	$6.0 million third-quarter 2008 involuntary conversion gain;

•	the absence of a $2.0 million third-quarter 2007 net out-of-period correction; and

•	$1.6 million higher net condensate and LNG margins.
     These increases were partially offset by $7.9 million higher operating and maintenance expense and $2.2 million lower NGL margin from 8% lower NGL sales volumes.
Nine months ended September 30, 2008 vs. nine months ended September 30, 2007
     Revenues increased $66.6 million, or 18%, due primarily to $69.8 million higher product sales revenues and $4.0 million improved other fee revenue, partially offset by $6.9 million lower gathering revenues. The significant components of the revenue fluctuations are addressed more fully below.
     Product sales revenues increased $69.8 million due primarily to:
•	$49.3 million from 45% higher average per-unit NGL sales prices which we received under keep-whole and percent-of-liquids processing contracts. This increase resulted from general increases in market prices for these commodities between the two periods;

•	$21.6 million higher sales of NGLs on behalf of third-party producers. Under these arrangements, we purchase NGLs from the third-party producers and sell them to an affiliate. This increase is offset by higher associated product costs of $21.7 million discussed below; and

•	$6.2 million higher condensate sales resulting primarily from higher prices.
     These increases were partially offset by $8.1 million related to 7% lower NGL sales volumes that Four Corners received under keep-whole and percent-of-liquids processing contracts. The decrease in NGL volumes was due primarily to:

•	lower processing volumes caused by prolonged, severe weather during early 2008; and

•	lower processing volumes resulting from the impact of the November 2007 fire at the Ignacio gas processing plant which was shut down until January 18, 2008.
     Other fee revenue improved $4.0 million due primarily to the absence of a $3.5 million third-quarter 2007 charge for out-of-period revenue recognition correction for electronic flow measurement fees.
     Fee-based gathering revenues decreased $6.9 million, or 5%, due primarily to a $7.7 million decline in revenue from 5% lower gathered volumes. This resulted from the prolonged, severe weather during early 2008 which inhibited both our and our customers’ abilities to access facilities, connect new wells and maintain production, combined with the impact of the fire at the Ignacio gas processing plant in November 2007.
     Product cost and shrink replacement increased $34.7 million, or 27%, due primarily to:
•	$21.7 million higher NGL purchases from third-party producers who elected to have us purchase their NGLs, which was offset by the corresponding increase in product sales discussed above;

•	$13.9 million from 29% higher average natural gas prices for shrink replacement; and

•	$1.3 million increase in condensate cost of sales.
     These increases were partially offset by a decrease of $2.1 million from 4% lower shrink replacement volumes on lower NGL sales volumes.
     Operating and maintenance expense increased $22.8 million, or 24%, due primarily to:
•	$8.5 million higher system losses. During 2008 our volumetric loss, as a percentage of total volume received, was significantly higher than in 2007. While our system losses are generally an unpredictable component of our operating costs, they can be higher during periods of prolonged, severe weather, such as those we experienced during early 2008. Additionally, operating inefficiencies caused by the fire at Ignacio plant unfavorably impacted our system losses;

•	$4.2 million higher gathering fuel expense related to lower fuel reimbursements from customers as a result of lower volumes, and higher natural gas prices;

•	$4.1 million higher expense related to revaluation of product imbalances; and

•	$3.7 million higher materials and supplies expense.
     Other (income) expense — net improved $9.1 million due primarily to a $9.3 million 2008 involuntary conversion gain related to the November 2007 Ignacio plant fire.
     Segment operating income increased $17.3 million, or 16%, due primarily to:
•	$34.1 million higher NGL margins resulting from 54% higher per-unit NGL margins;

•	$9.3 million of 2008 involuntary conversion gains;

•	$4.9 million higher condensate sales margins; and

•	the absence of a $2.0 million third-quarter 2007 net out-of-period correction.
     Partially offsetting these increases were $22.8 million higher operating and maintenance expenses, $6.9 million lower fee-based gathering revenues and $4.7 million decreased NGL sales margin resulting from 7% lower NGL sales volumes.

Outlook
NGL margins. We expect lower per-unit commodity margins in the fourth quarter of 2008 as NGL prices, especially ethane, decline along with the price of crude oil. However, we still expect total-year 2008 per-unit margins to exceed levels realized in 2007 because of the NGL margins we have experienced through September 30, combined with our hedging program described below. The prices of NGLs and natural gas can quickly fluctuate in response to a variety of factors that are outside of our control and, in particular, NGL pricing is typically impacted negatively by recessionary economic conditions. The fluctuations and impacts due to economic conditions could change the realized margins currently expected for the remainder of 2008.
NGL hedges. We have entered into contracts on a portion of our fourth-quarter 2008 NGL sales to realize a per-unit margin that exceeds the average margin realized on keep-whole NGL sales for 2007. We currently have financial swap contracts to hedge 5.4 million gallons of our monthly forecasted NGL sales and fixed-price natural gas purchase contracts to hedge the price of our natural gas shrink replacement associated with these NGL sales for October through December 2008. The 5.4 million gallons per month represent approximately 45% of our 2007 NGL sales for these same months. On average, the per-gallon margin for the remaining forecasted sales is $0.50 per gallon. The primary purpose of these hedges is to mitigate risk associated with ethane sales derived from keep-whole processing arrangements. Of the 5.4 million gallons, 4.2 million are ethane gallons.
Gathering and processing volumes. We currently expect average gathering and processing volumes for the remainder of 2008 will be slightly higher than the same period in 2007 and full-year 2008 gathering and processing volumes will be lower than 2007. The full-year 2008 expected decline reflects the first-quarter 2008 impact of severe weather conditions that inhibited both our and our customers’ abilities to access facilities, connect new wells and maintain production.
Operating costs. We anticipate that operating costs, excluding gathering fuel and system gains and losses, will increase slightly as compared to 2007. System gains and losses are an unpredictable component of our operating costs. Gathering fuel costs are expected to be higher in 2008 due to lower fuel reimbursements from customers in 2008 as the result of lower overall volumes in 2008 and higher gas prices.
Assets on Jicarilla land. Final resolution of our negotiations with the Jicarilla Apache Nation (JAN) concerning our gathering system assets located on JAN-owned land will impact our future operating results and could impact our liquidity requirements. During the third quarter of 2008, negotiations with the JAN, which have been ongoing since the expiration of our right-of-way agreement with them on December 31, 2006, expanded to include discussions of other alternative arrangements. Although the ultimate outcome is unknown at this time, the alternative arrangements could allow us to retain revenue associated with these gathering assets, although it may also increase annual operating expense.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands)
Revenues	$57,820	$38,151	$195,667	$118,858

Costs and expenses, including interest:
Product cost and shrink replacement	15,536	7,909	67,992	32,791
Operating and maintenance expense	1,357	2,965	10,408	12,607
Depreciation and accretion	5,295	4,586	15,736	13,284
General and administrative expense	3,198	3,222	10,037	8,453
Taxes other than income	501	420	1,404	1,242
Other (income) expense, net	(74)	577	(591)	123

Total costs and expenses	25,813	19,679	104,986	68,500

Net income	$32,007	$18,472	$90,681	$50,358

Williams Partners’ interest — equity earnings per our Consolidated Statements of Income	$20,801	$18,472	$79,475	$50,358

Three months ended September 30, 2008 vs. three months ended September 30, 2007
     Revenues increased $19.7 million, or 52%, due primarily to $18.7 million or 93% higher sales of NGLs which Wamsutter received under keep-whole processing contracts. This increase reflects $14.8 million related to a 63% increase in average sales prices and $3.8 million related to a 19% increase in volumes. The sales price increase resulted from general increases in market prices for these commodities between the two periods. The volume increase was due primarily to additional keep-whole gas processed at Colorado Interstate Gas Company’s (CIG) Rawlins natural gas processing plant, partially offset by higher maintenance downtime and restrictions in the volume of NGLs it could deliver to third-party pipelines.
     Product cost and shrink replacement increased $7.6 million, or 96%, due primarily to:
•	$5.9 million increase from 64% higher average natural gas prices. Gas prices in 2007 were impacted by very low local natural gas costs compared with other natural gas markets.

•	$1.7 million increase from 23% higher volumetric shrink requirements due to higher volumes processed under Wamsutter’s keep-whole processing contracts.
     Operating and maintenance expense decreased $1.6 million, or 54%, due primarily to $2.5 million higher system gains partially offset by $0.7 million higher third-party processing expense for gas processed at CIG’s Rawlins natural gas processing plant.
     Depreciation and accretion increased $0.7 million, or 15%, due primarily to new assets placed into service.
     Net income increased $13.5 million, or 73%, due primarily to:
•	$11.0 million higher product sales margins resulting primarily from sharply increased per-unit margins on higher NGL sales volumes; and

•	$1.6 million lower operating and maintenance expense.

     Nine months ended September 30, 2008 vs. nine months ended September 30, 2007
     Revenues increased $76.8 million, or 65%, due primarily to $74.8 million, or 117%, higher product sales which Wamsutter received under keep-whole processing contracts. This increase reflects:
•	$52.1 million related to a 64% increase in average sales prices resulting from general increases in market prices for these commodities between the two periods.

•	$20.7 million related to a 34% increase in volumes. This increase was primarily due to a lower percentage of total gas delivered by Wamsutter’s fee-based customers in the first quarter of 2008 due to inclement weather and additional keep-whole gas processed at CIG’s Rawlins natural gas processing plant.

•	$3.1 million related to favorable adjustments to the margin-sharing provisions of one of Wamsutter’s significant contracts.
     Product cost and shrink replacement increased $35.2 million, or 107%, due primarily to:
•	$25.6 million increase from 62% higher average natural gas prices. Gas prices in 2007 were impacted by very low local natural gas costs compared with other natural gas markets.

•	$11.0 million increase from 36% higher volumetric shrink requirements due to higher volumes processed under Wamsutter’s keep-whole processing contracts.
     Operating and maintenance expense decreased $2.2 million, or 17%, due primarily to $5.4 million higher system gains, partially offset by:
•	$1.9 million higher gathering fuel costs related to higher average natural gas prices and weather-related operational problems in first-quarter 2008; and

•	$1.2 million higher third-party processing and compression services costs.
     Depreciation and accretion increased $2.5 million, or 18%, due primarily to new assets placed into service.
     General and administrative expenses increased $1.6 million, or 19%, due primarily to higher charges allocated by Williams to us for various administrative support functions and higher labor and employee-related expenses.
     Net income increased $40.3 million, or 80%, due primarily to $39.3 million higher product sales margins resulting primarily from sharply increased per-unit margins on higher NGL sales volumes.
     As described in Note 5 of our Notes to Consolidated Financial Statements, Wamsutter’s net income is allocated based upon the allocation, distribution, and liquidation provisions of its limited liability company agreement. The following table presents the allocation of Wamsutter’s 2008 net income to its unitholders:

Wamsutter Net Income Allocation	Our Share			Other	Wamsutter
(Dollars in millions)	Class A	Class C	WPZ Total	Class C	Net Income
Net income, beginning December 1, 2007 up to $70.0 million.*	$62.6	$—	$62.6	$—	$62.6
Net income allocation related to transition support payments paid to us	5.7	—	5.7	—	5.7
Remainder net income allocated to Class C members	—	11.2	11.2	11.2	22.4

Totals	$68.3	$11.2	$79.5	$11.2	$90.7

*	$7.4 million of the $70.0 million was recognized in 2007.

Outlook
NGL margins. Wamsutter expects lower per-unit commodity margins in the fourth quarter of 2008 as NGL prices, especially ethane, decline along with the price of crude oil. However, Wamsutter still expects total-year 2008 per-unit margins to exceed levels realized in 2007 because of the NGL margins they have experienced through September 30. The prices of NGLs and natural gas can quickly fluctuate in response to a variety of factors that are outside of our control and, in particular, NGL pricing is typically impacted negatively by recessionary economic conditions. The fluctuations and impacts due to economic conditions could change the realized margins currently expected for the remainder of 2008.
Gathering and processing volumes. Wamsutter currently expects average gathering and processing volumes for fourth-quarter 2008 will be slightly higher than fourth-quarter 2007, and full-year 2008 gathering and processing volumes will be slightly lower than 2007. The full-year 2008 expected decline reflects the first-quarter 2008 impact of severe weather conditions that reduced both Wamsutter’s and their customers’ abilities to access facilities and maintain production.
Pipeline capacity restrictions. In October 2008, Wamsutter’s Echo Springs processing plant began transporting NGLs on the new Overland Pass Pipeline and this transition is expected to lower transportation costs and allow increased NGL production. This access to the Overland Pass Pipeline substantially relieved the restrictions in the volumes of NGLs transported in a separate third-party pipeline.
Operating costs. Wamsutter expects operating costs, excluding system gains and losses, to increase slightly from 2007. System gains and losses are an unpredictable component of Wamsutter’s operating costs.
Results of Operations — Gathering and Processing — Gulf
     The Gulf segment includes the Carbonate Trend gathering pipeline and our 60% ownership interest in Discovery.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands)
Segment revenues	$537	$521	$1,650	$1,541

Costs and expenses:
Operating and maintenance expense	148	443	1,191	1,354
Depreciation	153	304	457	911

Total costs and expenses	301	747	1,648	2,265

Segment operating income (loss)	236	(226)	2	(724)
Equity earnings — Discovery	8,244	7,902	30,435	15,708

Segment profit	$8,480	$7,676	$30,437	$14,984

Carbonate Trend
     Segment operating income (loss) for the three and nine months ended September 30, 2008 improved $0.5 million and $0.7 million, respectively, as compared to the three and nine months ended September 30, 2007 due primarily to lower operating expenses and lower depreciation following a property impairment recognized in the fourth quarter of 2007.
Outlook
     We are currently evaluating strategic options for our ownership of the Carbonate Trend gathering pipeline, including the possible sale of this asset. This asset does not contribute materially to the segment profit or cash flows of our Gathering and Processing — Gulf segment.

Discovery Producer Services — 100%

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands)
Revenues	$61,280	$60,110	$231,319	$176,095

Costs and expenses, including interest:
Product cost and shrink replacement	35,491	34,538	139,090	107,945
Operating and maintenance expense	8,079	5,751	23,498	21,265
Depreciation and accretion	3,726	6,243	17,511	19,234
General and administrative expense	(125)	579	3,375	1,702
Interest income	(143)	(389)	(593)	(1,472)
Other (income) expense, net	510	220	(2,287)	1,242

Total costs and expenses, including interest	47,538	46,942	180,594	149,916

Net income	$13,742	$13,168	$50,725	$26,179

Williams Partners’ 60% interest — Equity Earnings per our Consolidated Statements of Income	$8,244	$7,902	$30,435	$15,708

Three months ended September 30, 2008 vs. three months ended September 30, 2007
     Revenues increased $1.2 million or 2%, due primarily to $10.6 million higher product sales related to a 45% higher average NGL sales price realized on sales of NGLs which Discovery received under certain processing contracts. This increase resulted from general increases in market prices for these commodities between the two periods and was substantially offset by:
•	$6.5 million lower third-party NGL sales on behalf of third-party producers. This decrease results primarily from the impact of Hurricanes Ike and Gustav and is offset by lower product costs of $6.5 million discussed below;

•	$1.9 million on 8% lower product sales volumes caused by reduced percent-of-liquids volumes and including an estimated 8 million lower NGL equity sales gallons caused by the effects of Hurricanes Ike and Gustav; and

•	$1.4 million lower transportation, gathering and fractionation revenue primarily resulting from the impact of Hurricanes Ike and Gustav.
     Product cost and shrink replacement increased $1.0 million, or 3%, due primarily to $5.2 million higher shrink replacement resulting from 62% higher average natural gas prices and $2.7 million from 20% higher shrink volumes on higher keep-whole volumes. These increases were substantially offset by $6.5 million lower product purchased from third-party producers, which was offset by the corresponding decrease in product sales discussed above.
     Operating and maintenance expense increased $2.3 million, or 40%, due primarily to initial repair expenses of $1.5 million resulting from Hurricanes Ike and Gustav, which we expect will apply toward the $6.4 million property insurance deductible, and $1.3 million higher fuel costs.
     Depreciation and accretion decreased $2.5 million, or 40%, due primarily to a change in the estimated lives of the Larose processing plant and the regulatory pipeline and gathering system.

     General and administrative expense improved $0.7 million due primarily to a true-up following the finalization of negotiations between Discovery and Williams for the cost of the management services provided by Williams to Discovery.
     Net income increased $0.6 million, or 4%, due primarily to $1.2 million higher NGL gross margins, lower depreciation and accretion and lower general and administrative expenses, substantially offset by lower transportation, gathering and fractionation revenues and higher operating and maintenance expenses.
Nine months ended September 30, 2008 vs. nine months ended September 30, 2007
     Revenues increased $55.2 million, or 31%, due primarily to $54.7 million higher product sales resulting from:
•	$36.7 million related to a 41% increase in average NGL sales prices realized on sales of NGLs which Discovery received under certain processing contracts. This increase resulted from general increases in market prices for these commodities between the two periods.

•	$17.3 million from 24% higher NGL volumes processed under keep-whole and percent-of-liquids arrangements, including an estimated 8 million lower NGL equity sales gallons caused by the effects of Hurricanes Ike and Gustav.

•	$2.7 million higher sales of NGLs on behalf of third-party producers. This increase is net of the impact of lower third-party sales volumes caused by the hurricanes and is offset by higher associated product costs of $2.7 million discussed below.
     These increases were partially offset by $2.0 million lower sales of excess fuel and shrink replacement gas. The lower sales of excess fuel and shrink replacement gas is offset by lower excess shrinkage cost and is described below.
     Product cost and shrink replacement increased $31.1 million, or 29%, due primarily to:
•	$15.8 million on 38% higher natural gas volumes from higher keep-whole volumes;

•	$11.0 million from 36% higher average natural gas prices;

•	$6.0 million increase in payments to producers for the rights to process their gas; and

•	$2.7 million higher product purchased from third-party producers, which was substantially offset by the corresponding increase in product sales discussed.
     These increases were partially offset by $2.0 million lower product cost for sales of excess fuel and shrink replacement gas discussed above.
     Operating and maintenance expense increased $2.2 million, or 11%, due primarily to $2.6 million higher fuel costs and $1.5 million repair expense resulting from Hurricanes Ike and Gustav, partially offset by $1.0 million lower costs from the 2007 decommissioning of a pipeline and $0.9 million lower property insurance expense.
     Depreciation and accretion decreased $1.7 million, or 9%, due primarily to a change in the estimated lives of the Larose processing plant and the regulatory pipeline and gathering system.
     General and administrative expense increased $1.7 million, or 98%, due to an increase in Discovery’s management fee charged by Williams.
     Other (income) expense, net improved $3.5 million due primarily to the first-quarter 2008 adjustment of $3.5 million related to the reversal of amounts previously reserved from 1998 through 2003 for system fuel and lost and unaccounted for gas in connection with the recently approved Federal Energy Regulatory Commission (FERC) settlement filing.
     Net income increased $24.5 million, or 94%, due primarily to $22.7 million higher NGL sales margins resulting from higher per-unit margins on NGL sales and plant inlet volumes that were reduced by Hurricanes Ike and Gustav, a $3.5 million favorable change in other (income) expense, net, and $1.7 million lower depreciation and accretion expense, partially offset by $2.2 million higher operating and maintenance expense and $1.7 million higher general and administrative expense.
Outlook
Hurricane damage impact. As a result of damage suffered by Discovery during Hurricane Ike, we expect our fourth-quarter equity earnings from Discovery to range from $0 to a loss of $10 million and we expect a significantly reduced cash distribution in January 2009. Discovery’s 18-inch lateral was severed from its connection to the 30-inch mainline in 250 feet of water; hence, Discovery is currently unable to accept offshore gas from producers while repairs are being made. Discovery expects that the damage to the 30-inch mainline will be repaired and returned to service by early December. Due to ongoing damage assessments, the repair schedule for the 18-inch lateral has not yet been finalized.
In addition, we expect Discovery’s onshore gas processing volumes to decrease because of damage sustained to third-party onshore gathering systems. These volumes are not expected to reach pre-hurricanes flows until early next year. We expect to continue to process volumes from the Tennessee Gas Pipeline (TGP) system along with new month-to-month agreements with several shippers on Texas Eastern Transmission Company for the remainder of 2008.
Uninsured hurricane cost recovery. Under Discovery’s current Federal Energy Regulatory Commission-approved tariff, Discovery is permitted to recover certain natural-disaster related costs, including property damage insurance deductibles, through a transportation rate surcharge. Recovery of any Hurricane Ike-related repairs via this surcharge would occur in 2009 and 2010.
New throughput volumes. In August 2008, Discovery received a dedication of eight blocks located in the Walker Ridge area which is expected to contribute new throughput volumes beginning in 2010. The capital requirements to connect these blocks will be funded entirely by the working interest owners; however, Discovery is obligated to provide a new downstream interconnect which is estimated to cost $4.0 million.
Tahiti production delay. Construction complications experienced by Chevron have delayed the initial revenue stream on Discovery’s Tahiti pipeline lateral, which was installed on the sea bed in February 2007. Chevron is currently working on the installation of their production facilities indicating their ongoing progress toward first production. During June 2008, Discovery connected its pipeline to Chevron’s production facility. Chevron announced that it expects first production by the third quarter of 2009.
NGL margins. Discovery expects lower per-unit gross processing margins in the fourth quarter of 2008 as NGL prices, especially ethane, decline along with the price of crude oil. However, Discovery expects total-year 2008 per-unit margins will exceed record levels realized in 2007 because of the higher margins we have experienced through September 30 resulting from commodity prices for NGLs and natural gas, Discovery’s mix of processing contract types and its operation and optimization activities. The prices of NGLs and natural gas can quickly fluctuate in response to a variety of factors that are impossible to control and, in particular, NGL pricing is typically impacted negatively by recessionary economic conditions. The fluctuations and impacts due to economic conditions could change the realized margins currently expected for the remainder of 2008.
Compression projects increase capacity. Discovery has completed the first of three compression projects which will increase the inlet capacity of the TGP connection. This first project has increased the capacity by 20 MMcf/d. The remaining two projects are expected to be completed by the end of 2008.
Management fees Management fees paid to Williams for senior management guidance, legal, marketing, financial analysis, information technology, accounting and other management services will increase from $2.3 million in 2007 to $4.5 million and $6.0 million in 2008 and 2009, respectively. This annual amount will be adjusted each April thereafter based on a published industry rate.

Results of Operations — NGL Services
     The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our undivided 50% interest in the Conway fractionator.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands)
Segment revenues	$19,959	$15,020	$56,557	$41,609

Costs and expenses:
Product cost	3,847	3,058	13,364	7,942
Operating and maintenance expense	8,200	5,824	23,203	19,085
Depreciation and accretion	771	1,477	2,260	2,904
General and administrative expense — direct	631	510	1,875	1,478
Other expense, net	195	194	585	584

Total costs and expenses	13,644	11,063	41,287	31,993

Segment profit	$6,315	$3,957	$15,270	$9,616

Three months ended September 30, 2008 vs. three months ended September 30, 2007
     Segment revenues increased $4.9 million, or 33%, due primarily to $2.8 million higher fractionation revenues, $0.9 million higher storage revenues and $0.8 million higher product sales. Fractionation revenues increased due to a 64% higher average fractionation rate and 5% higher fractionation volumes. The higher average rate is due primarily to the expiration of a fractionation contract with a cap on the per-unit fee, which limited our ability to pass through increases in fractionation fuel expense to this customer.
     Operating and maintenance expense increased $2.4 million, or 41%, due primarily to $1.7 million unfavorable storage product losses and $0.8 million higher fractionation fuel costs related to higher fractionation volumes. These increases were partially offset by $0.9 million favorable fractionation blending gains.
     Segment profit increased $2.4 million, or 60%, due primarily to $4.9 million higher revenues, partially offset by $2.4 million higher operating and maintenance expense.
Nine months ended September 30, 2008 vs. nine months ended September 30, 2007
     Segment revenues increased $14.9 million, or 36%, due primarily to higher fractionation, product sales and storage revenues. The significant components of the revenue fluctuations are addressed more fully below.
•	Fractionation revenues increased $6.3 million due primarily to a 67% higher average fractionation rate and slightly higher fractionation volumes. The higher average rate is due primarily to the December 2007 expiration of a fractionation contract with a cap on the per-unit fee, which limited our ability to pass through increases in fractionation fuel expense to this customer.

•	Product sales increased $5.4 million due to higher sales volumes and a 39% increase in average propane prices. This increase was offset by the related increase in product cost discussed below.

•	Storage revenues increased $2.1 million due primarily to higher storage revenues from new storage leases.
     Product cost increased $5.4 million, or 68%, due to the higher product sales volumes and prices discussed above.

     Operating and maintenance expense increased $4.1 million, or 22%, due primarily to the following:
•	$2.3 million higher fractionation fuel costs related to increased natural gas prices and slightly higher fractionation volumes; and

•	$1.9 million unfavorable storage product losses.
     These increases were partially offset by $1.8 million favorable fractionation blending gains.
     Segment profit increased $5.7 million, or 59%, due primarily to higher fractionation and storage revenues, partially offset by higher operating and maintenance expenses.
Outlook
Storage and fractionation revenues. We expect 2008 storage and fractionation revenues will be higher than 2007 due to continued strong demand for NGL storage and specialty storage services and a change in pricing on a fractionation contract that previously had a fee cap.
Cavern workovers and wellhead modifications. We expect outside service costs for storage cavern workovers and wellhead modifications to continue at current levels throughout 2008. These are necessary to ensure that we meet the KDHE regulatory compliance requirements.

Financial Condition and Liquidity
     We believe we have the financial resources and liquidity necessary to meet future requirements for working capital, capital and investment expenditures, debt service and quarterly cash distributions. We anticipate our sources of liquidity will include:
•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from Wamsutter and Discovery;

•	Insurance recoveries related to the fire at the Ignacio gas processing plant;

•	Capital contributions from Williams pursuant to the omnibus agreement; and

•	Credit facilities, as needed.
     We anticipate our more significant uses of cash to be:
•	Possible payments to the Jicarilla Apache Nation;

•	Maintenance and expansion capital expenditures for our Four Corners and Conway assets;

•	Contributions we must make to Wamsutter to fund certain of its capital expenditures;

•	Cash calls from Discovery for hurricane damage repairs, which generally should be reimbursed by insurance;

•	Completion of the Four Corners repair expenditures related to the fire at Ignacio gas processing plant, which generally should be reimbursed by insurance;

•	Interest on our long-term debt; and

•	Quarterly distributions to our unitholders and general partner.
Available Liquidity at September 30, 2008 (in millions):

Cash and cash equivalents	$81.8
Available capacity under our $450 million five-year senior unsecured credit facility (1)	188.0
Available capacity under our $20 million revolving credit facility with Williams as lender	20.0

Total	$289.8

(1)	The original amount has been reduced by $12.0 million due to the Lehman bankruptcy. See Note 6 of Notes to Consolidated Financial Statements. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by this reduction.

Wamsutter Distributions
     Wamsutter expects to make quarterly distributions of available cash to its members pursuant to the terms of its limited liability company agreement. Wamsutter has made the following distributions to its members for the distribution year that began December 1, 2007 (all amounts in thousands):

	Total Distribution	Our Share
Date of Distribution	to Members	Class A	Class C	Other Class C
3/28/08	$25,000	$17,874	$3,563	$3,563
6/30/08	30,500	18,150	6,175	6,175
9/30/08	35,500	18,400	8,550	8,550

Total	$91,000	$54,424	$18,288	$18,288

     The Wamsutter LLC agreement provides that to the extent at the end of the fourth quarter of a distribution year, the Class A member has received less than $70.0 million, the Class C members will be required to repay any distributions received in that distribution year such that the Class A member receives $70.0 million for that distribution year. Thus, our Class A membership interest will ultimately receive the first $70.0 million of cash for any distribution year. Additionally, during the first, second and third quarters of 2008 Wamsutter paid us $1.3 million, $2.3 million and $2.0 million, respectively, in transition support payments related to the amount by which Wamsutter’s general and administrative expenses exceeded a certain cap.
Discovery
     Discovery expects to make quarterly distributions of available cash to its members pursuant to the terms of its limited liability company agreement. Discovery made the following 2008 distributions to its members (all amounts in thousands):

	Total Distribution to
Date of Distribution	Members	Our 60% Share
1/30/08	$28,000	$16,800
4/30/08	$26,000	$15,600
7/30/08	$22,000	$13,200
10/30/08	$18,000	$10,800
     As a result of the damage from Hurricane Ike to Discovery’s gathering system, we expect Discovery’s first-quarter 2009 cash distribution will be significantly reduced.
Insurance Recoveries
     On November 28, 2007, the Ignacio gas processing plant sustained significant damages from a fire. The estimated total cost for fire-related repairs is approximately $34.8 million, including $33.8 million in potentially reimbursable expenditures in excess of the insurance deductible. Of this amount, $21.9 million has been incurred through September 30, 2008. We are funding these repairs with cash flows from operations, are seeking reimbursement from our insurance carrier and have received $18.2 million of insurance proceeds to date. Future property damage insurance proceeds will relate to the replacement of capital assets destroyed by the fire. Since the destroyed assets have been fully written off, these proceeds will result in additional involuntary conversion gains. We have filed for reimbursement from our insurance carrier for lost profits under our business interruption policy.
     On September 13, 2008, Hurricane Ike hit the Gulf Coast area and Discovery’s offshore gathering system sustained hurricane damage. Inspections revealed that an 18-inch lateral was severed from its connection to the 30-inch mainline in 250 feet of water. The estimated total cost to repair the gathering system is approximately $46.0 million, including $39.6 million in potentially reimbursable expenditures in excess of the insurance deductible. Of this amount, $1.5 million has been incurred through September 30, 2008. Discovery will fund the $6.4 million deductible amount with cash on hand and has also filed for a prepayment from the insurance provider. Repair costs in excess of the deductible and any insurance prepayments will be funded with cash calls from its members, including us. Once Discovery receives the related insurance proceeds, it will make special distributions back to its members. We will also seek reimbursement from our insurance carrier for lost profits under our Discovery-related business interruption policy. This policy has a 60-day deductible period.

Capital Contributions from Williams
     Capital contributions from Williams required under the omnibus agreement consist of the following:
•	Approximately $7.5 million remains available for indemnification of environmental and related expenditures not subject to a time limitation. These include indemnification for Conway plumes and required wellhead control equipment and well meters.

•	An annual credit for general and administrative expenses of $1.6 million in 2008 and $0.8 million in 2009; and

•	Up to $3.4 million to fund our initial 40% share of the expected total cost of Discovery’s Tahiti pipeline lateral expansion project in excess of the $24.4 million we contributed during September 2005. As of September 30, 2008 we have received $1.6 million from Williams for this indemnification since inception. Although in 2007 we acquired an additional 20% ownership interest in Discovery, Tahiti-related indemnifications under the omnibus agreement continue to be based on the 40% ownership interest we held when this agreement became effective.
Credit Facilities
     We have a $200.0 million revolving credit facility with Citibank, N.A. as administrative agent available for borrowings and letters of credit. The parent company and certain affiliates of Lehman Brothers Commercial Bank, who is committed to fund up to $12.0 million of our revolving credit facility, have filed for bankruptcy. We expect that our ability to borrow under this facility is reduced by these committed amounts. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by this reduction. Borrowings under this agreement must be repaid within five years. There were no amounts outstanding at September 30, 2008 under the revolving credit facility.
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital borrowings. We are required to and have reduced all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. As of September 30, 2008, we had no outstanding borrowings under the working capital credit facility.
     Wamsutter has a $20.0 million revolving credit facility with Williams as the lender. The credit facility is available exclusively to fund working capital requirements. Wamsutter is required to and has reduced all borrowings under the credit facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the credit facility. As of September 30, 2008, Wamsutter had no outstanding borrowings under the working capital credit facility.
Negotiation with the Jicarilla Apache Nation
     As previously discussed, our negotiations with JAN have expanded from an asset sale to discussing other alternative arrangements. Entering into an alternative arrangement could require an upfront cash payment to the JAN and might also require ongoing future periodic payments to the JAN.
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

     The following table provides summary information related to our, Wamsutter’s and Discovery’s expected capital expenditures for 2008 and actual spending through September 30, 2008 (millions):

	Maintenance		Expansion		Total
		Through		Through		Through
Company	Total Year Estimate	September 30, 2008	Total Year Estimate	September 30, 2008	Total Year Estimate	September 30, 2008
Four Corners	$22.8	$14.7	$7.3	$3.6	$30.1	$18.3
Conway	2.7	1.6	7.3	4.7	10.0	6.3
Wamsutter — (our share)	19.2	15.4	7.9	2.3	27.1	17.7
Discovery — (our share)	3.5	0.7	7.7	2.3	11.2	3.0
     The table above does not include capital expenditures related to the replacement of capital assets destroyed by the November 2007 fire at Four Corners’ Ignacio gas processing plant nor repairs to Discovery’s offshore-gathering system damaged by Hurricane Ike. We expect those expenditures that exceed the property insurance deductible will be reimbursed by insurance. Our Statement of Cash Flows through September 30, 2008 includes $12.4 million of these reimbursed or reimbursable capital expenditures for the Ignacio plant.
     We expect to fund Four Corners’ and Conway’s maintenance and expansion capital expenditures with cash flows from operations. For 2008, Four Corners’ estimate of maintenance capital expenditures includes approximately $11.0 million related to well connections necessary to connect new sources of throughput for the Four Corners’ system which serve to offset the historical decline in throughput volumes. Four Corners’ 2008 expansion capital expenditures relate primarily to plant and gathering system expansion projects. Both Four Corners’ actual maintenance expenditures through September 2008 and total year estimated maintenance expenditures have been reduced $3.5 million for amounts reimbursed by producers for prior-year well connect costs. Conway’s 2008 expansion capital expenditures relate to various small projects.
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
Cash Distributions to Unitholders
     We paid quarterly distributions to unitholders and our general partner interest after every quarter since our IPO on August 23, 2005. Our most recent quarterly distribution of $41.6 million will be paid on November 14, 2008 to the general partner interest and common unitholders of record at the close of business on November 7, 2008. This distribution includes an incentive distribution to our general partner of approximately $7.3 million.
Results of Operations — Cash Flows

	Nine months ended
	September 30,
Williams Partners L.P.	2008	2007
	(Thousands)

Net cash provided by operating activities	$169,261	$129,065

Net cash used by investing activities	(12,251)	(101,369)

Net cash used by financing activities	(111,361)	(69,148)

     The $40.2 million increase in net cash provided by operating activities for the first nine months of 2008 as compared to the first nine months of 2007 is due primarily to $95.6 million higher distributions from Wamsutter and Discovery and an $8.6 million increase in operating income net of non-cash items. Largely offsetting this increase in net cash provided by operating activities are the following:
•	$38.1 million decrease in cash provided by working capital excluding accrued interest. Cash provided by working capital decreased due primarily to changes in accounts payable and accounts receivable; and

•	$24.2 million higher cash interest payments for the interest on our $600.0 million senior unsecured notes issued in December 2006 to finance a portion of our acquisition of Four Corners and on our $250.0 million term loan issued in December 2007 to finance a portion of our acquisition of Wamsutter.
     Net cash used by investing activities in 2008 includes $12.4 million of capital expenditures for the replacement of capital assets destroyed by the November 2007 fire at Four Corners’ Ignacio gas processing plant and $12.2 million of the related insurance proceeds received for some of those capital expenditures. Additionally, net cash used by investing activities in both years includes (1) maintenance and expansion capital expenditures primarily used for well connects in our Four Corners business and the installation of cavern liners and KDHE-related cavern compliance with the installation of wellhead control equipment and well meters in our NGL Services segment, and (2) cumulative distributions in excess of equity earnings from Discovery. Net cash used by investing activities in 2007 includes the acquisition of an additional 20% ownership interest in Discovery in June 2007.
     Net cash used by financing activities is primarily comprised of quarterly distributions to unitholders which have increased 81% for the first nine months of 2008 as compared to the first nine months of 2007.

	Nine months ended
	September 30,
Wamsutter 100%	2008	2007
	(Thousands)

Net cash provided by operating activities	$107,903	$66,837

Net cash used by investing activities	(33,415)	(26,293)

Net cash used by financing activities	(74,488)	(40,544)
     The $41.1 million increase in net cash provided by operating activities in the first nine months of 2008 as compared to the first nine months of 2007 is due primarily to $42.8 million increase in operating income, as adjusted for non-cash expenses.
     Net cash used by investing activities in the first nine months of 2008 and 2007 is primarily comprised of capital expenditures related to the connection of new wells.
     Net cash used by financing activities in the first nine months of 2008 is almost entirely related to cash distributions to Wamsutter’s members pursuant to the distribution provisions of Wamsutter’s limited liability company agreement. Net cash used by financing activities in the first nine months of 2007 is primarily distributions of Wamsutter’s net cash flows to Williams pursuant to its participation in Williams’ cash management program.

	Nine months ended
	September 30,
Discovery 100%	2008	2007
	(Thousands)

Net cash provided by operating activities	$84,818	$39,557

Net cash used by investing activities	(5,715)	(7,444)

Net cash used by financing activities	(73,672)	(41,252)
     The $45.3 million increase in net cash provided by operating activities in 2008 as compared to 2007 is due primarily to $24.1 million increase in operating income, as adjusted for non-cash expenses, and $22.9 million increase in cash provided by working capital. The increase in cash provided by working capital is due primarily to significantly lower receivable balances at September 30, 2008 resulting from substantially reduced processing caused by the Hurricanes Ike and Gustav.

     Net cash used by financing activities increased $32.4 million in 2008 due primarily to $30.8 million higher distributions paid to members.
Fair Value Measurements
     On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, for our assets and liabilities that are measured at fair value on a recurring basis, primarily our energy commodity derivatives. See Note 8 of Notes to Consolidated Financial Statements for disclosures regarding SFAS No. 157, including discussion of the fair value hierarchy levels and valuation methodologies.
     At September 30, 2008, our energy derivative assets and liabilities are valued using unobservable inputs and included in level 3. They consist of financial swap contracts that hedge future sales of NGL volumes that our Four Corners operation receives as compensation under certain processing agreements. The model used to value these financial swap contracts applies an internally developed forecast of future NGL prices at Four Corners. The forward NGL yield curve used in our pricing model is an unobservable input as comparable market data is not available. The change in the overall fair value of these transactions included in level 3 results primarily from changes in NGL prices. The financial swap contracts are designated as cash flow hedges and reduce our exposure to and revenue impact from declining NGL prices. As such, the effective portion of net unrealized gains and losses from changes in fair value are recorded in other comprehensive income and subsequently impact earnings when the underlying hedged NGLs are sold. Our net energy derivative liability decreased $15.6 million and $6.1 million during the three and nine months ending September 30, 2008, respectively, which resulted in an ending net energy derivative asset at September 30, 2008. The effective portion of the net unrealized gain (loss) from the change in fair value recorded in other comprehensive income was $10.0 million and $(0.4) million during the three and nine month periods ending September 30, 2008, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity price risk and interest rate risk.
     Commodity Price Risk
     We are exposed to the impact of fluctuations in the market price of NGLs and natural gas, as well as other market factors, such as market volatility and commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets and our long-term energy-related contracts. We manage a portion of the risks associated with these market fluctuations using various derivative contracts. The fair value of derivative contracts is subject to changes in energy-commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. We measure the risk in our portfolio using a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolio.
     Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolio. Our value-at-risk model uses a Monte Carlo method to simulate hypothetical movements in future market prices and assumes that, as a result of changes in commodity prices, there is a 95% probability that the one-day loss in fair value of the portfolio will not exceed the value at risk. The simulation method uses historical correlations and market forward prices and volatilities. In applying the value-at-risk methodology, we do not consider that the simulated hypothetical movements affect the positions or would cause any potential liquidity issues, nor do we consider that changing the portfolio in response to market conditions could affect market prices and could take longer than a one-day holding period to execute. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk given market liquidity and our own credit and liquidity constraints. Our derivative contracts are contracts held for nontrading purposes that hedge a portion of our commodity price risk exposure from NGL sales and natural gas purchases. Certain of our derivative contracts have been designated as normal purchases or sales under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, therefore, have been excluded from our estimation of value at risk.
     The value at risk for our derivative contracts was $0.3 million at September 30, 2008, and $1.0 million at December 31, 2007.
     All of the derivative contracts included in our value-at-risk calculation are accounted for as cash flow hedges under SFAS No. 133. Any change in the fair value of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

     Interest Rate Risk
     Our interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2008. See Note 6 of Notes to Consolidated Financial Statements.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     In December 2007, we borrowed $250.0 million under the term loan portion of our new $450.0 million five-year senior unsecured credit facility. Our total outstanding long-term debt as of September 30, 2008 was $1.0 billion, representing approximately 81% of our total book capitalization.

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
     Recent events in the global financial crisis have made equity and debt markets less accessible and created a shortage in the availability of credit, which could disrupt our financing plans and limit our ability to grow.
     Public equity markets have recently experienced significant declines, and global credit markets have experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Under current market conditions, it is unclear whether we could issue additional equity or debt securities or, even if we were able, whether we could do so at prices and pursuant to terms that would be acceptable to us. We have availability under our credit facility, but our ability to borrow under the facility could be impaired if one or more of our lenders fail to honor its contractual obligation to lend to us. Continuing or additional disruptions in the global financial marketplace, including the bankruptcy or restructuring of certain financial institutions, could make equity and debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future.
     As a publicly traded partnership, these developments could significantly impair our ability to make acquisitions or finance growth projects. We distribute all of our available cash to our unitholders on a quarterly basis. We typically rely upon external financing sources, including the issuance of debt and equity securities and bank borrowings, to fund acquisitions or expansion capital expenditures. Any limitations on our access to external capital, including limitations caused by illiquidity in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all. As a result, we may be at a competitive disadvantage as compared to businesses that reinvest all of their available cash to expand ongoing operations, particularly under current economic conditions.
     The failure of counterparties to perform their contractual obligations could adversely affect our operating results, financial condition and cash available to pay distributions.
     Despite performing credit analysis prior to extending credit, we are exposed to the credit risk of our contractual counterparties in the ordinary course of business even though we monitor these situations and attempt to take appropriate measures to protect ourselves. In addition to credit risk, counterparties to our commercial agreements, such as product sales, gathering, treating, storage, transportation, processing and fractionation agreements may fail to perform their other contractual obligations. A failure of counterparties to perform their contractual obligations could adversely affect our operating results, financial condition and cash available to pay distributions. A general downturn in the economy and tightening of global credit markets could cause more of our counterparties to fail to perform than we have expected.

Item 6. Exhibits
The following documents are included as exhibits to this report:

Exhibit
Number	Description

Exhibit 10	Director Compensation Policy dated November 29, 2005, as revised August 20, 2008.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)

By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans Ted. T. Timmermans
Controller (Duly Authorized Officer and Principal
Accounting Officer)
November 6, 2008

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 10	Director Compensation Policy dated November 29, 2005, as revised August 20, 2008.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.