Form 10-K
period 2008-12-31
Williams Partners L.P.
filed 2009-02-26
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common units held by non-affiliates based on the closing sale price of such units as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second quarter was approximately $1,348,907,264. This figure excludes common units beneficially owned by the directors and executive officers of Williams Partners GP LLC, our general partner.

The registrant had 52,777,452 common units outstanding as of February 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAMS PARTNERS L.P.
FORM 10-K

		Page

PART I
Items 1 and 2.	Business and Properties	1
	Website Access to Reports and Other Information	1
	General	1
	Recent Events	2
	Financial Information About Segments	3
	Narrative Description of Businesses	3
	Gathering and Processing — West Segment	3
	Gathering and Processing — Gulf Segment	9
	NGL Services Segment	13
	Safety and Maintenance	16
	FERC Regulation	17
	Environmental Regulation	18
	Title to Properties and Rights-of-Way	21
	Employees	21
	Financial Information about Geographic Areas	22
Item 1A.	Risk Factors	22
	Forward-Looking Statements/Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	22
Item 1B.	Unresolved Staff Comments	43
Item 3.	Legal Proceedings	43
Item 4.	Submission of Matters to a Vote of Security Holders	43

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item 6.	Selected Financial and Operational Data	45
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 8.	Financial Statements and Supplementary Data	76
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	113

PART III
Item 10.	Directors and Executive Officers of the Registrant	113
Item 11.	Executive Compensation	121
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
Item 13.	Certain Relationships and Related Transactions, and Director Independence	127
Item 14.	Principal Accountant Fees and Services	134

PART IV
Item 15.	Exhibits and Financial Statement Schedules	135
EX-10.4
EX-10.8
EX-12
EX-21
EX-23.1
EX-23.2
EX-24
EX-31.1
EX-31.2
EX-32
EX-99.1

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

MMcf/d:  One million cubic feet per day.

Other definitions:

Fractionation:  The process by which a mixed stream of natural gas liquids is separated into its constituent products, such as ethane, propane and butane.

NGLs:  Natural gas liquids. Natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels and gasoline additives, among other applications.

NGL margins:  NGL revenues less Btu replacement cost, plant fuel, transportation and fractionation.

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

WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents electronically with the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). From time to time, we may also file registration and related statements and/or prospectuses or prospectus supplements pertaining to equity or debt offerings. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain such reports from the SEC’s Internet website at http://www.sec.gov.

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

GENERAL

We are a publicly-traded Delaware limited partnership formed by The Williams Companies, Inc. (Williams) in February 2005 to own, operate and acquire a diversified portfolio of complementary energy assets. We gather, transport, process and treat natural gas and fractionate and store NGLs. Fractionation is the process by which a mixed stream of NGLs is separated into its constituent products, such as ethane, propane and butane. These NGLs result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels and gasoline additives, among other applications.

Operations of our businesses are located in the United States. We manage our business and analyze our results of operations on a segment basis. Our operations are divided into three business segments:

•	Gathering and Processing — West. This segment includes a 100% interest in Williams Four Corners LLC (Four Corners) and ownership interests in Wamsutter, consisting of (i) 100% of the Class A limited liability company membership interests and (ii) 65% of the Class C limited liability company membership interests in Wamsutter (together, the Wamsutter Ownership Interests). Four Corners owns an approximate 3,800-mile natural gas gathering system, including three natural gas processing plants and two natural gas treating plants, located in the San Juan Basin in Colorado and New Mexico. Wamsutter owns an approximate 1,800-mile natural gas gathering system, including a natural gas processing plant, located in the Washakie Basin in Wyoming. The Four Corners and Wamsutter assets generate revenues by providing natural gas gathering, transporting, processing and treating services to customers under a range of contractual arrangements.

•	Gathering and Processing — Gulf. This segment includes our equity investment in Discovery and the Carbonate Trend gathering pipeline. We own a 60% interest in Discovery, which is operated by Williams. Discovery owns an integrated natural gas gathering and transportation pipeline system extending from offshore in the Gulf of Mexico to its natural gas processing plant and NGL fractionator in Louisiana. Our Carbonate Trend gathering pipeline is a sour gas gathering pipeline off the coast of Alabama. These assets generate revenues by providing natural gas gathering, transporting and processing services and integrated natural gas fractionating services to customers under a range of contractual arrangements.

•	NGL Services. This segment includes three integrated NGL storage facilities and a 50% undivided interest in an NGL fractionator near Conway, Kansas. These assets generate revenues by providing stand-alone NGL fractionation and storage services using various fee-based contractual arrangements where we receive a fee or fees based on actual or contracted volumetric measures.

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

Williams is an integrated energy company with 2008 revenues in excess of $12.4 billion that trades on the New York Stock Exchange under the symbol “WMB.” Williams operates in a number of segments of the energy industry, including natural gas exploration and production, interstate natural gas transportation and midstream services. Williams has been in the midstream natural gas and NGL industry for more than 20 years.

Our principal executive offices are located at One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 918-573-2000.

RECENT EVENTS

The global recession and resulting drop in demand and prices for NGLs has significantly reduced the profitability and cash flows of our gathering and processing businesses including Four Corners, our ownership interests in Wamsutter and Discovery. We expect low NGL margins during 2009, including periods when it is not economical to recover ethane. As a result, we expect cash flow from operations, including cash distributions to us from Wamsutter and Discovery, to be significantly lower in 2009 than 2008.

Given the current energy commodity price and NGL margin environment, together with our cash balance of approximately $66 million at February 16, we expect to maintain our current level of cash distributions throughout 2009. During 2006 through 2008, we retained a portion of our excess cash flow for future periods when NGL prices and margins might be substantially lower — as they are now. However, if energy commodity prices and NGL margins decline further for a prolonged period of time, and/or if other unexpected events adversely affect cash flows and/or our available cash balance, we may need to reduce distributions.

During September 2008, Discovery’s offshore gathering system sustained hurricane damage and was unable to accept gas from producers while repairs were being made through the end of 2008. Inspections revealed that an 18-inch lateral was severed from its connection to the 30-inch mainline in 250 feet of water. The 30-inch mainline was repaired and returned to service in January 2009. The 30-inch mainline is now delivering 150 MMcf/d of production, which was its approximate volume prior to the hurricanes. Both the Larose processing plant and the Paradis fractionator are operational and processed gas from third-party sources during the fourth quarter of 2008.

We concluded our negotiations with the Jicarilla Apache Nation (JAN) during February 2009 with the execution of a 20-year right-of-way agreement. Under the new agreement, the JAN granted rights-of-way for Four Corners’ existing natural gas gathering system on JAN land as well as a significant geographical area for additional growth of the system. We paid an initial payment of $7.3 million upon execution of the agreement. Beginning in 2010, we will make annual payments of approximately $7.5 million and an additional annual payment which varies depending on the prior year’s per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the agreement. Depending primarily on the per-unit NGL margins for any given year, the additional annual payments could approximate the fixed amount. Additionally, five years from the effective date of the agreement, the JAN will have the option to acquire up to a 50% joint venture interest for 20 years in certain of Four Corners’ assets existing at the time the option is exercised. The joint venture option includes Four Corners’ gathering assets subject to the agreement and portions of Four Corners’ gathering and processing assets located in an area adjacent to the JAN lands. If the JAN selects the joint venture option, the value of the assets contributed by each party to the joint venture will be based upon a market value determined by a neutral third party at the time the joint venture is formed. This right-of-way agreement is subject to the consent of the United States Secretary of the Interior before it may become effective.

In January 2009, Wamsutter issued an additional 70.8 and 28.8 Class C units to us and Williams, respectively, related to funding of expansion capital expenditures placed in service during 2008. Therefore, we now own 65% and Williams owns 35% of Wamsutter’s outstanding Class C units. As of December 31, 2008, Williams has contributed $28.8 million for an expansion capital project that is expected to be placed in service during 2010. Williams will receive Class C units related to these expenditures after the asset is placed in service; thus, our Class C ownership interest will decline at that time.

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

Gathering and Processing — West

Our Gathering and Processing — West segment is comprised of our Four Corners assets and Wamsutter Ownership Interests.

Four Corners — General

The Four Corners assets include a natural gas gathering system in the San Juan Basin in New Mexico and Colorado, three natural gas processing plants and two natural gas treating plants. We provide our customers, primarily natural gas producers in the San Juan Basin, with a full range of gathering, processing and treating services. Four Corners’ revenues are comprised of product sales and fee-based gathering, processing, and treating revenues. Fee-based gathering, processing and treating services accounted for approximately 64% of Four Corners’ total revenue less product cost and shrink replacement for the year ended December 31, 2008. The remaining 36% was derived from the sale of NGLs received as consideration for processing services. For more detail of Four Corners’ revenues, please read Note 15, Segment Disclosures, in our Notes to Consolidated Financial Statements in this report.

During 2008, our Four Corners gathering system gathered approximately 36% of the natural gas produced in the San Juan Basin. It connects with the five pipeline systems that transport natural gas to end markets from the basin. Approximately 40% of the supply connected to our Four Corners pipeline system in the San Juan Basin is produced from conventional formations with approximately 60% coming from coal bed formations. We are currently the only company that is the owner and operator of both major conventional natural gas and coal bed methane gathering, processing and treating facilities in the San Juan Basin.

Four Corners Natural Gas Gathering System

Our Four Corners natural gas gathering pipeline system consists of:

•	Approximately 3,800 miles of 2-inch to 30-inch diameter natural gas gathering pipelines with capacity of two Bcf/d and approximately 6,450 receipt points; and

•	Over 400,000 horsepower of compression comprised of distributed gathering compression, major gathering station compression and plant compression. A substantial portion of this compression is owned and operated by a third party. We have taken direct responsibility for some field compression that was previously operated by a third party, and we plan to assume responsibility in 2009 for compression that is currently third-party operated. By the end of 2009, we will operate approximately one-half of the field compression that has historically been operated by a third party.

We generally charge a fee on the volume of natural gas gathered on our gathering pipeline systems. We do not, however, take title to the natural gas gathered on the system other than natural gas we retain for fuel.

Four Corners Processing and Treating Plants

Natural Gas Processing Plants

Our Four Corners assets include three natural gas processing plants with a combined processing capacity of 765 MMcf/d and combined NGL production capacity of 41,000 bpd. We own and operate these three plants.

The Ignacio natural gas processing plant was constructed in 1956 and is located near Durango, Colorado. Williams acquired the plant in 1983 and installed and upgraded the primary processing components of the plant in 1984 and 1999, respectively. The Ignacio plant has one cryogenic train with 55,000 horsepower of compression and processing capacity of 450 MMcf/d. The Ignacio plant has outlet connections to the El Paso Natural Gas, Transwestern and Williams’ Northwest Pipeline systems. These pipelines serve markets throughout most of the western United States. The plant has an NGL production capacity of 22,000 bpd. Most of the NGLs are shipped via the Mid-America Pipeline (MAPL) system to Gulf Coast markets, but we retain some NGLs, fractionate them at Ignacio and distribute them locally via trucks. Ignacio also produces liquefied natural gas, which is distributed via truck. The Ignacio plant is able to recover approximately 95% of the ethane contained in the natural gas stream and nearly all of the propane and heavier NGLs.

The Kutz and Lybrook natural gas processing plants, located in Bloomfield and Lybrook, New Mexico, respectively, have a combined processing capacity of approximately 315 MMcf/d. These plants have an aggregate 67,000 horsepower of compression and have a combined NGL production capacity of 19,000 bpd. The NGLs are shipped via the MAPL pipeline system to Gulf Coast markets, but we retain some liquids, fractionate them at Lybrook and distribute them locally via trucks. The Kutz plant has gas outlets to the El Paso Natural Gas, Public Service Company of New Mexico (PNM) and Transwestern pipeline systems. The Lybrook plant connects to the PNM pipeline. The Kutz and Lybrook plants are able to recover approximately 55% and 80%, respectively, of the ethane contained in the natural gas stream.

Treating Plants

Coal bed methane gas typically contains high levels of carbon dioxide that must be reduced to 2% or less for transportation through pipelines to end markets. Our Four Corners assets include two natural gas treating plants, the Milagro and Esperanza plants, which are located in New Mexico and have a combined carbon dioxide removal capacity of approximately 67 MMcf/d and a combined gas inlet volume of approximately 750 MMcf/d. We own and operate these two plants. The Milagro treating plant can deliver natural gas to the El Paso Natural Gas, Transwestern, Southern Trails and PNM pipelines. The Esperanza treating plant treats coal bed methane volumes and removes carbon dioxide from the gas stream upstream of the Milagro plant.

Four Corners Customers and Contracts

Customers.  One producer customer, ConocoPhillips, accounted for approximately 50% of Four Corners’ total gathered volumes and 19% of its total revenues for the year ended December 31, 2008. We sold, at market prices, substantially all of the NGLs we retain to a subsidiary of Williams at the respective tailgates of our natural gas plants. These sales accounted for approximately 54% of Four Corners’ total revenues for the year ended December 31, 2008. Our NGLs sold to the Williams’ subsidiary are derived from our processing of producer customers’ natural gas under our keep-whole and percent-of-liquids processing contracts. In any given period, our product sales revenues can vary significantly depending on commodity prices and the extent to which we purchase third-party processing customers’ NGLs.

Contracts.  Gathering, processing and treating services are usually provided to each customer under long-term contracts with applicable acreage dedications, reserve dedications, or both, for the life of the contract. Gathering and treating services are generally provided pursuant to fee-based contracts. These revenues are based on the volumes gathered and the associated per-unit fee. Our portfolio of Four Corners’ natural gas processing agreements includes the following types of contracts:

•	Keep-whole. Under keep-whole contracts, we (1) process natural gas produced by customers, (2) retain some or all of the extracted NGLs as compensation for our services, (3) replace the Btu content of the retained NGLs that were extracted during processing with natural gas purchases, also known as shrink replacement gas and (4) deliver an equivalent Btu content of natural gas for customers at the plant outlet. We, in turn, sell the retained NGLs to a Williams’ subsidiary at market prices. For the year ended December 31, 2008, 37% of Four Corners’ processing volumes were under keep-whole contracts.

•	Percent-of-liquids. Under percent-of-liquids processing contracts, we (1) process natural gas produced by customers, (2) deliver to customers an agreed-upon percentage of the extracted NGLs, (3) retain a portion of the extracted NGLs as compensation for our services and (4) deliver natural gas to customers at the plant outlet. Under this type of contract, we are not required to replace the Btu content of the retained NGLs that were extracted during processing. We sell the retained NGLs to a Williams’ subsidiary at market prices. For the year ended December 31, 2008, 12% of Four Corners’ processing volumes were under percent-of-liquids contracts.

•	Fee-based. Under fee-based contracts, we receive revenue based on the volume of natural gas processed and the per-unit fee charged and we retain none of the extracted NGLs. For the year ended December 31, 2008, 14% of Four Corners’ processing volumes were under fee-based contracts.

•	Fee-based and keep-whole. These contracts have both a per-unit fee component and a keep-whole component. The relative proportions of the fee component and the keep-whole component vary from contract to contract. The keep-whole component is never more than 50% of the total extracted NGLs. For the year ended December 31, 2008, 37% of the Four Corners’ processing volumes were under these fee-based and keep-whole contracts.

We do not take title to gas as payment for services, other than for the reimbursement of gas used or lost during the gathering, processing or treating of natural gas.

Four Corners Competition

Our Four Corners system competes with other gathering, processing and treating options available to producers in the San Juan Basin. The Enterprise system is comprised of approximately 6,065 miles of gathering lines and one processing plant. Enterprise owns and operates primarily conventional natural gas gathering and processing facilities in the San Juan Basin. The Red Cedar system consists of approximately 800 miles of gathering lines and three treating plants and is a joint venture between the Southern Ute Indian tribe and Kinder Morgan Energy Partners. The Texas Eastern Products Pipeline Company (TEPPCO) system consists of 400 miles of gathering lines and one treating plant. Red Cedar and TEPPCO own and operate primarily coal bed methane gathering and treating facilities in the San Juan Basin.

Four Corners Gas Supply

Our contracts with major customers contain certain production dedications of natural gas from particular areas and/or group of receipt points to our Four Corners system for the life of the contract. Those contracts also contain provisions requiring the connection of newly drilled wells within dedicated areas to our Four Corners system. For Four Corners, drilling activity by producers is expected to decline in 2009. However, when drilling activity increases, we anticipate that our historical capital investments will support producer customers’ drilling activity, expansion opportunities and production enhancement activities. We have also, on occasion, successfully pursued customers connected to competing gathering systems when the customer’s contract with the competing gathering system expired.

Wamsutter — General

We own the Wamsutter Ownership Interests and account for this investment under the equity method of accounting due to the voting provisions of Wamsutter’s limited liability company agreement which provide the other member of Wamsutter, Williams, significant participatory rights such that we do not control the investment.

Wamsutter owns a natural gas gathering system in the Washakie Basin and a natural gas processing plant in Sweetwater County, Wyoming. Wamsutter provides its customers, primarily natural gas producers in the Washakie Basin, with a broad range of gathering and processing services. Fee-based gathering, processing and other services accounted for approximately 48% of Wamsutter’s total revenues less product costs for the year ended December 31, 2008. The remaining 52% was derived primarily from the sale of NGLs received by Wamsutter as consideration for processing services.

The Wamsutter pipeline system gathers and processes approximately 69% of the natural gas produced in the Washakie Basin and connects with four natural gas pipeline systems that transport natural gas to end markets from the basin.

Wamsutter Natural Gas Gathering System

The Wamsutter natural gas gathering pipeline system consists of:

•	Approximately 1,800 miles of 2-inch to 20-inch diameter natural gas gathering pipelines with capacity of 500 MMcf/d at current operating pressures and approximately 2,000 receipt points; and

•	Approximately 39,700 horsepower of gathering compression.

Wamsutter Processing Plant

Wamsutter’s Echo Springs natural gas processing plant was constructed in 1994 and is located in Sweetwater County, Wyoming. The primary processing components of the Echo Springs plant were installed in 1994 and were subsequently upgraded and expanded in 1996 and 2001. The Echo Springs plant has three cryogenic trains with 28,900 horsepower of compression, processing capacity of 390 MMcf/d and NGL production capacity of 30,000 bpd. The Echo Springs plant has pipeline outlet connections to Wyoming Interstate Company, Colorado Interstate Gas Company, Southern Star Central Gas Pipeline and Rockies Express, which transport natural gas to end markets in the Mid-Continent and Western United States from the Washakie Basin. In 2008, the Echo Springs plant gained access to the new Overland Pass Pipeline, which transports NGLs to the Mid-Continent. The plant also connects to MAPL, which transports NGLs to the Mid-Continent and Gulf Coast. The Echo Springs plant is able to recover approximately 80% of the ethane contained in the natural gas stream and nearly all of the propane and heavier NGLs.

The Echo Springs plant is currently operating at capacity with gas in excess of capacity being bypassed around the plant. When gas is bypassed around the plant, Wamsutter does not recover all of the NGLs available from the gas. In order to capture some of the value attributable to these NGLs, Wamsutter has entered into an agreement with Colorado Interstate Gas’ Rawlins natural gas processing plant to process up to 80 MMcf/d of gas in excess of Wamsutter’s processing capacity from the Wamsutter gathering system. This connection to the Rawlins plant has increased the total processing capacity available to Wamsutter by 80 MMcf/d, or approximately 20%.

Wamsutter is expanding its processing capacity to accommodate volumes of natural gas committed to Wamsutter. Wamsutter expects this expansion to be completed before the end of 2010. Wamsutter’s Class B member, Williams, will fund this project.

Wamsutter Customers and Contracts

Customers.  Three of Wamsutter’s producer customers (BP America Production Company, Devon Energy Corporation and Anadarko Petroleum Corporation) accounted for approximately 78% of Wamsutter’s total gathered volumes for the year ended December 31, 2008. Wamsutter sells, at market prices, substantially all of the NGLs it retains to a subsidiary of Williams at the tailgate of the Echo Springs plant. These sales accounted for approximately 56% of Wamsutter’s total revenues for the year ended December 31, 2008. Its NGLs sold to the Williams’ subsidiary are derived from its processing of producer customers’ natural gas.

Contracts.  Wamsutter usually provides these services to each customer under long-term contracts with applicable acreage dedications, reserve dedications or both, for the life of the contract. Approximately 80% of the current gathering and processing volumes on the Wamsutter system are subject to contracts with terms of seven years or longer. All of Wamsutter’s gathering contracts are fee-based. Wamsutter generally charges a fee on the volume of natural gas gathered on its gathering pipeline system. Wamsutter does not take title to the natural gas that it gathers other than natural gas it retains for fuel and purchases for shrinkage.

Wamsutter has a portfolio of natural gas processing agreements that include fee-based and keep-whole contracts. The terms of these agreements are consistent with those described for Four Corners. For the year ended December 31, 2008, 73% and 27% of Wamsutter’s processing volumes were under fee-based and keep-whole contracts, respectively.

Wamsutter Competition

Wamsutter has three primary competitors. Anadarko’s Patrick Draw and Red Desert facilities compete for both gathering and processing volumes. The Patrick Draw processing plant has 150 MMcf/d of cryogenic processing capacity and the Anadarko Red Desert plant has 40 MMcf/d of cryogenic processing capacity. The Colorado Interstate Gas’ Rawlins plant has 250 MMcf/d of lean oil processing capacity. The Rawlins plant is a regulated facility that is part of the Colorado Interstate Gas interstate pipeline system.

Wamsutter LLC Agreement

Overview

We own the Wamsutter Ownership Interests previously described and Williams owns 100% of the Class B limited liability company membership interests and the remaining 35% of the Class C units in Wamsutter that we do not own. Wamsutter is obligated to issue additional Class C units based on future capital contributions that the Class A member and the Class B member are obligated or permitted to make in the circumstances described below.

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

Wamsutter will distribute its available cash as follows:

•	First, an amount equal to $17.5 million per quarter to us as the holder of the Class A membership interests;

•	Second, an amount to us as the holder of the Class A membership interests, if needed, equal to the amount the distribution to us as the Class A membership interests in prior quarters of the current distribution year was less than $17.5 million per quarter; and

•	Third, 5% of remaining available cash shall be distributed to us as the holder of the Class A membership interests, and 95% shall be distributed to the holders of the Class C units, on a pro rata basis.

In addition, to the extent that at the end of the fourth quarter of a distribution year, we as the Class A member have received less than $70.0 million under the first and second bullets above, the Class C members will be required to repay, pro rata, any distributions they received in that distribution year such that we as the Class A member receive $70.0 million for that distribution year. If this repayment is insufficient to result in us as the Class A member receiving $70.0 million, the shortfall will not carry forward to the next distribution year. The initial distribution year began December 1, 2007 and ended November 30, 2008. Subsequent distribution years for Wamsutter will begin December 1 and end November 30.

Additionally, each month during fiscal years 2008 through 2012, the Class B member is obligated to pay to Wamsutter a transition support payment in an amount equal to the amount by which Wamsutter’s general and administrative expenses exceed a monthly cap. Any such amounts received from the Class B member will be distributed to us as the holder of the Class A membership interests but will not be counted for purposes of determining whether or not Wamsutter has distributed the $70.0 million in aggregate annual distributions as described above. The Class B members will not be issued any Class C units as a result of making a transition support payment.

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

Capital Investments

Wamsutter may elect to make growth capital investments, which are investments other than maintenance capital investments or growth well connection investments. Such growth capital investments are required to be funded by the members as follows:

•	We, as the Class A member, are obligated to fund growth capital investments under $2.5 million.

•	The Class B member, Williams, is obligated to fund growth capital investments of $2.5 million or more.

In addition, the Class B member is obligated to make a capital contribution to Wamsutter in an amount necessary to fund growth well connection investments. Growth well connection investments are investments made over a one-year period for well connections that Wamsutter expects will more than offset the estimated decline in its throughput volumes over that period.

Wamsutter will issue to the contributing member one Class C unit for each $50,000 contributed by it for capital investments. Wamsutter will issue fractional Class C units as necessary.

Governance

Most decisions regarding Wamsutter’s day to day operations are made by Williams in its capacity as the owner of the Class B membership interests. However, certain decisions require our consent as owner of the Class A membership interests. Because of these governance provisions, we do not control Wamsutter; hence, we account for our interest in Wamsutter as an equity method investment, and do not consolidate its financial results.

Gathering and Processing — Gulf

Our Gathering and Processing — Gulf segment is comprised of our 60% interest in Discovery and the Carbonate Trend gathering pipeline.

Discovery — General

We own a 60% interest in Discovery and account for this investment under the equity method of accounting due to the voting provisions of Discovery’s limited liability company agreement which provide the other member of Discovery significant participatory rights such that we do not control the investment. Discovery owns an approximate 300-mile natural gas gathering and transportation pipeline system, located primarily off the coast of Louisiana in the Gulf of Mexico, a cryogenic natural gas processing plant in Larose, Louisiana and a fractionator in Paradis, Louisiana.

Although Discovery includes fractionation operations, which would normally fall within the NGL Services segment, it is primarily engaged in gathering and processing and is managed as such. Accordingly, this equity investment is considered part of our Gathering and Processing — Gulf segment.

Discovery Natural Gas Pipeline System

Transportation and Gathering Natural Gas Pipeline.  The mainline of the Discovery pipeline system consists of a 105-mile, 30-inch diameter natural gas and condensate pipeline, which begins at a platform owned by a third party and is located in the offshore Louisiana Outer Continental Shelf at Ewing Bank 873. The mainline extends northerly to the Larose gas processing plant near Larose, Louisiana. Producers have dedicated their production from approximately 80 offshore blocks to Discovery. The mainline has a Federal Energy Regulatory Commission (FERC) certificated capacity of approximately 600 MMcf/d.

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

Shallow Water/Onshore Gathering.  Discovery also owns shallow water and onshore gathering assets that consist of:

•	91 miles of offshore laterals with connections to the mainline. The FERC regulates 60 miles of these shallow water laterals.

•	A fixed-leg shelf production handling facility installed at Grand Isle 115. The platform facility allows for the injection of gas and condensate into the pipeline and is equipped with two production handling facilities.

•	A five-mile onshore gathering lateral that extends from a production area north of the Larose gas processing plant directly to the plant. The FERC does not regulate this lateral.

Deepwater Gathering.  Discovery’s deepwater gathering assets consist of 73 miles of gathering laterals that extend to deepwater producing areas in the Gulf of Mexico such as the Morpeth prospect, Allegheny prospect and Front Runner prospect. Additionally, Discovery has signed definitive agreements with Chevron Corporation, Total E&P USA, Inc. and StatoilHydro ASA to construct an approximate 34-mile gathering pipeline lateral to connect Discovery’s existing pipeline system to these producers’ production facilities for the Tahiti prospect in the deepwater region of the Gulf of Mexico. The Tahiti pipeline lateral expansion has a design capacity of approximately 200 MMcf/d. Chevron expects first production of gas to begin in the third quarter of 2009. The FERC does not regulate any of Discovery’s deepwater laterals.

Larose Gas Processing Plant

Discovery’s cryogenic gas processing plant is located near Larose, Louisiana at the onshore terminus of Discovery’s natural gas pipeline. The plant was placed in service in January 1998 and has a design capacity of approximately 600 MMcf/d. The Larose plant is able to recover over 90% of the ethane contained in the natural gas stream and effectively 100% of the propane and heavier liquids. In addition, the processing plant is able to reject ethane down to effectively 0% when justified by market economics, while retaining a propane recovery rate of over 95% and butanes and heavier liquids recovery rates of effectively 100%. A Chevron-owned gathering system also connects to the Larose gas processing plant. Discovery has historically received title to approximately one-half of the mixed NGL volumes leaving the Larose plant.

Paradis Fractionation Facility

Discovery fractionates NGLs for third-party customers and for itself at the fractionator located onshore near Paradis, Louisiana. The fractionator and a 22-mile mixed NGL pipeline connecting it to the Larose processing plant went into service in January 1998. The Paradis fractionator is designed to fractionate 32,000 bpd of mixed NGLs and is expandable to 42,000 bpd. All products can be delivered through the Chevron TENDS NGL pipeline system, and propane and heavier products may be transported by truck or railway.

Discovery Management

Currently, Discovery is owned 60% by us and 40% by DCP Assets Holding, LP. A two-member management committee, consisting of representation from each of the two owners, manages Discovery. The members of the management committee have voting power that corresponds to the ownership interest of the owner they represent. However, except under limited circumstances, all actions and decisions relating to Discovery require the unanimous approval of the owners. Discovery must make quarterly distributions of available cash (generally, cash from operations less required and discretionary reserves) to its owners. The management committee, by majority approval, will determine the amount of such distributions. In addition, the owners are required to offer Discovery all opportunities to construct pipeline laterals within an “area of interest.”

Discovery Customers and Contracts

Customers.  Product sales to subsidiaries of Williams, which purchase at market prices substantially all of the NGLs and excess natural gas to which Discovery takes title, accounted for approximately 86% of Discovery’s revenues for the year ended December 31, 2008. This amount includes the sales of NGLs received under processing contracts with producer customers and NGL sales related to third-party processing customers’ elections to have Discovery purchase their NGLs. In any given period, these product sales revenues can vary significantly depending on commodity prices and the extent to which third-party processing customers elect to have Discovery purchase their NGLs.

Discovery’s third-party customers are primarily offshore natural gas producers. Discovery provides these customers with “wellhead to market” delivery options by offering a full range of services including gathering, transportation, processing and fractionation. Discovery also has the ability to provide its customers with other specialized services, such as offshore production handling, condensate separation and stabilization and gas dehydration. For the year ended December 31, 2008, 55% of Discovery’s total revenues less related product costs related to Discovery’s top four third-party customers.

In October 2006, Discovery signed a one-year contract with Texas Eastern Transmission Company (TETCO) that was subsequently extended through June 2008 after which there were no further volumes under this agreement. For the year ended December 31, 2008, 14% of Discovery’s total revenues less related product costs were related to TETCO.

In the fourth quarter of 2007, Discovery began contracting significant volumes from the Tennessee Gas Pipeline system (TGP) and continued to expand during 2008 as the TETCO contract expired. Discovery transported and processed approximately 160 BBtu/d from various customers delivering volumes from TGP. For the year ended December 31, 2008, 19% of Discovery’s total revenues less related product costs were related to TGP. Discovery is currently transporting TGP volumes of approximately 100 BBtu/d. This decrease in the volumes from 2008 is primarily due to the lower NGL margins in early 2009.

Contracts.  Discovery’s wholly owned subsidiary, Discovery Gas Transmission (DGT), owns the mainline and the FERC-regulated laterals, which generate revenues through a tariff on file with the FERC for several types of service: traditional firm transportation service with reservation fees, firm transportation service on a commodity basis with reserve dedication, and interruptible transportation service. In addition, for any of these general services, DGT has the authority to negotiate a specific rate arrangement with an individual shipper and has several of these arrangements currently in effect.

In November 2007, DGT filed a settlement at FERC which was approved and implemented in 2008. This settlement increased the maximum regulated rate for mainline transportation, market expansion and jurisdictional gathering. Please read “— FERC Regulation.”

Discovery’s portfolio of processing contracts includes the following types of contracts:

•	Fee-based. Under fee-based contracts, Discovery receives revenue based on the volume of natural gas processed and the per-unit fee charged.

•	Percent-of-liquids. Under percent-of-liquids gas processing contracts, Discovery (1) processes natural gas for customers, (2) delivers to customers an agreed upon percentage of the NGLs extracted in processing and (3) retains a portion of the extracted NGLs. Discovery generates revenue from the sale of these retained NGLs to a subsidiary of Williams at market prices. Some of Discovery’s contracts have a “bypass” option, which is explained below under “— Operation and Contract Optimization.”

•	Keep-whole contracts. Under keep-whole contracts, Discovery pays a fee to the customer to process their gas and Discovery receives all of the extracted NGLs. Discovery also sells these NGLs to a subsidiary of Williams at market prices and replaces the Btu content removed from the gas stream. The term of these contracts is typically less than one year in length.

Discovery fractionates third party NGL volumes for a fractionation fee, which typically includes a base fractionation fee per gallon that is subject to adjustment for changes in certain fractionation expenses, including natural gas fuel costs on a monthly basis and labor costs on an annual basis. As a result, Discovery is generally able to pass through increases in those fractionation expenses to its customers.

Discovery Operation and Contract Optimization

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

Discovery Competition

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

Discovery Gas Supply

Approximately 80 offshore production blocks are currently dedicated to the Discovery system. In February 2008, Discovery executed agreements with LLOG Exploration Company to provide production handling, transportation, processing and fractionation services for their MC 705 and 707 production. Production from these blocks began in July 2008. Also in February 2008, Discovery executed agreements with ATP to provide services, beginning in late third-quarter 2009, related to their production from MC 941 942 and AT 63. ATP has also added four new blocks related to their existing MC 711 production. In August 2008, Discovery received a dedication from Petrobras America Inc. for their Cascade and Chinook prospects which are comprised of eight blocks located in the Walker Ridge Area. Furthermore, in areas that we believe are accessible to the Discovery pipeline system, approximately 600 deepwater blocks are currently leased and approximately 100 have related exploration plans filed with the Minerals Management Service of the U.S. Department of the Interior (the MMS) or are named prospects. A named prospect is an individual lease or group of adjacent leases that are generally considered by a producer to have some economic potential for production.

Discovery Third-Party Pipeline Supply

Hurricane Katrina’s emergency connections to TETCO and TGP have continued to flow gas through December 2008. Discovery’s processing contract with TETCO (effective October 2006, for a minimum volume of 100 BBtu/d and a maximum of 300 BBtu/d while the Venice gas plant was being rebuilt) terminated on June 30, 2008. Discovery continued to contract with individual shippers on TETCO and TGP throughout 2008 on a monthly basis when economical. Additionally, as noted earlier, Discovery is currently contracting on a monthly basis approximately 100 BBtu/d of gas from TGP.

Discovery is in the process of modifying the Columbia Gas Transmission’s (CGT) meter facilities to allow Discovery to receive gas from CGT. Construction will begin late in the first quarter of 2009 with first flow expected shortly thereafter. The modified metering facilities will have a capacity of 150 BBtu/d which further adds supply depth to the Discovery system.

Carbonate Trend Pipeline — General

Our Carbonate Trend gathering pipeline is a sour gas gathering pipeline consisting of approximately 34 miles of pipeline that is used to gather sour gas production from the Carbonate Trend area off the coast of Alabama. “Sour” gas is natural gas that has relatively high concentrations of acidic gases such as hydrogen sulfide and carbon dioxide. Our pipeline is designed to transport gas with a hydrogen sulfide and carbon dioxide content that exceeds normal gas transportation specifications. The pipeline was built and placed in service in 2000 and has a maximum design throughput capacity of approximately 120 MMcf/d. For the year ended December 31, 2008, our average transportation volume was approximately 22 MMcf/d. Our Carbonate Trend pipeline is not regulated under the Natural Gas Act but is regulated under the Outer Continental Shelf Lands Act, which requires us to transport gas supplies on the Outer Continental Shelf on an open and non-discriminatory access basis.

Our pipeline extends from Chevron’s production platform located at Viosca Knoll Block 251 to an interconnection point with Shell’s offshore sour gas gathering facility located at Mobile Bay Block 113. The pipeline is operated by Chevron under an operating agreement. The Carbonate Trend pipeline generates revenue through negotiated fees that we charge our customers to transport gas to the Shell offshore sour gas gathering system. These fees typically depend on the volume of gas we transport.

Carbonate Trend Customers and Contracts

Customers.  Our primary customer on the Carbonate Trend pipeline is Chevron. For the year ended December 31, 2008, volumes from Chevron leases represented approximately 68% of Carbonate Trend’s total throughput and 71% of Carbonate Trend’s total revenue.

Contracts.  We have long-term transportation agreements with Chevron and Beryl Resources LP (Beryl). Under these agreements, Chevron and Beryl have agreed to transport on our pipeline all gas produced on their Carbonate Trend leases for the life of the leases or the economic life of the underlying reserves. There is no minimum volume requirement, and if the leases held by Chevron and Beryl expire or the underlying reserves are depleted, Chevron and Beryl will not be committed to ship any natural gas on our pipeline. In addition, if any lease expires, and is reacquired by the same company within ten years of such expiration, all production from that lease must again be transported via our pipeline. We have the option to terminate these agreements if expenses exceed certain levels or if revenues fall below certain levels and we are not compensated for these expenses or shortfalls.

Carbonate Trend Competition

Other than the producer gathering lines that connect to the Carbonate Trend pipeline, there are no other sour gas gathering and transportation pipelines in the Carbonate Trend area, and we know of no current plans to build competing sour gas gathering pipelines.

Carbonate Trend Gas Supply

Chevron developed the Viosca Knoll Carbonate Trend area in the shallow waters of the Mobile and Viosca Knoll areas in the eastern Gulf of Mexico. Production from this area has declined in recent years, and we no longer expect significant, near-term discoveries of sour gas in the area served by the Carbonate Trend gathering pipeline.

NGL Services

Our NGL Services segment includes our three integrated NGL storage facilities and a 50% interest in an NGL fractionator near Conway, Kansas. These assets are strategically located at one of the two major NGL trading hubs in the continental United States.

Conway Storage Assets

We own and operate three integrated underground NGL storage facilities in the Conway, Kansas area with an aggregate storage capacity of approximately 20 million barrels, which we refer to as the Conway West, Conway East and Mitchell storage facilities. Each facility is comprised of a network of caverns located several hundred feet below ground, and all three facilities are connected by pipeline. The caverns hold large volumes of NGLs and other hydrocarbons, such as propylene and naphtha. We operate these assets as one coordinated facility. Three lines connect the Mitchell facility to the Conway West facility and two lines connect the Conway East facility to the Conway West Facility. These facilities have a total brine pond capacity of approximately 13 million barrels. A brine pond is an above-ground location that stores brine, or salt water, until it is pumped into the storage cavern to displace and move NGLs.

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

Conway West.  The Conway West facility, located adjacent to the Conway fractionation facility in McPherson County, Kansas, is our primary storage facility. This facility has an aggregate storage capacity of approximately ten million barrels.

Conway East.  The Conway East facility is located approximately four miles east of the Conway West facility in McPherson County, Kansas. The Conway East facility has an aggregate storage capacity of approximately five million barrels. The Conway East facility also has an active truck loading and unloading facility, each with two spots, and a rail loading and unloading facility with 30 spots.

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

We own a 50% undivided interest in the Conway fractionation facility resulting in proportionate capacity of approximately 53,500 bpd. ConocoPhillips and ONEOK own 40% and 10% undivided interests, respectively. Each joint owner markets its own capacity independently. Each owner can also contract with the other owners for additional capacity at the Conway fractionation facility, if necessary. We are the operator of the facility pursuant to an operating agreement that extends until May 2011.

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

Conway Customers and Contracts

Customers.  Our NGL Services segment customers include NGL producers, NGL pipeline operators, NGL service providers and NGL end-users. Our largest customer accounted for 14% of our segment revenues in 2008. We sold, at market prices, substantially all NGLs derived from our operating supply management (discussed below) to a subsidiary of Williams. These sales accounted for approximately 22% of Conway’s total revenues for the year ended December 31, 2008.

Contracts.  Our storage year for customer contracts runs from April 1 to March 31. We lease capacity on varying terms from less than six months to a year or more and have additional capacity available to contract. We also have several long-term contracts for terms that expire between 2010 and 2018. Each of these long-term contracts is based on a percentage of our published price for storage in our Conway facilities, which we adjust annually. Our storage revenues are not generally affected by seasonality because our customers generally pay for storage capacity, not injected or withdrawn volumes.

We currently offer our customers four types of storage contracts — single product fungible, two product fungible, multi-product fungible and segregated product storage — in various quantities and at varying terms. Single product fungible storage allows customers to store a single product. Two-product fungible storage allows customers to store any combination of two fungible products. Multi-product fungible storage allows customers to store any combination of fungible products. In the case of two-product and multi-product storage, the customer designates the quantity of storage space for each product at the beginning of the lease period. Customers may change their quantity configurations throughout the year based upon our ability to accommodate each change. Segregated storage also is available to customers who desire to store non-fungible products at Conway, such as propylene, refinery grade butane and naphtha. Segregated storage allows a customer to lease an entire storage cavern and have its own product injected and withdrawn without having its product commingled with the products of our other customers. We evaluate pricing, volume and availability for segregated storage on a case-by-case basis. We also charge overstorage fees to the customers when their product storage inventory exceeds their leased capacity.

We primarily fractionate NGLs for third-party customers for a fee based on the volumes of mixed NGLs fractionated. The per-unit fee we charge is generally subject to adjustment for changes in certain fractionation expenses, including natural gas, electricity and labor costs, which are the principal variable costs in NGL fractionation. As a result, we are generally able to pass through increases in those fractionation expenses to our customers. We generally enter into fractionation contracts that cover portions of our remaining capacity at the Conway facility for periods of one year or less.

Conway Operating Supply Management

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

These product sales and purchases are completed with a Williams’ subsidiary. If this arrangement with the Williams’ subsidiary were terminated, we believe we could make these product sales and purchases through third parties.

Conway Competition

Storage services.  Our most direct storage competitor is a ONEOK-owned Bushton, Kansas storage facility that is directly connected to a ONEOK North System pipeline. Other competitors include a ONEOK-owned facility in Conway, Kansas, an NCRA-owned facility in Conway, Kansas, a ONEOK-owned facility in Hutchinson, Kansas and an Enterprise Products Partners-owned facility in Hutchinson, Kansas. We also compete with interstate pipelines to the extent that they offer storage services.

Fractionation Services.  Although competition for NGL fractionation services is primarily based on the fractionation fee, the ability of an NGL fractionator to obtain mixed NGLs and distribute NGL products are also important competitive factors and are determined by the existence of the necessary pipeline and storage infrastructure. NGL fractionators connected to extensive storage, transportation and distribution systems such as ours have direct access to larger markets than those with less extensive connections. Our principal competitors are a ONEOK-owned fractionator located in Medford, Oklahoma, a ONEOK-owned fractionator located in Hutchinson, Kansas, a ONEOK-owned fractionator located in Bushton, Kansas and an Enterprise-owned fractionator located in Hobb, Texas. We compete with the two other joint owners of the Conway fractionation facility for third-party customers.

We also compete with storage and fractionation facilities on the Gulf Coast and in Canada to the extent that NGL product commodity prices differ between the Mid-Continent region and those areas. An increase in competition in the overall market could arise from new ventures or expanded operations from existing competitors. Other competitive factors include (1) the quantity, location and physical flow characteristics of interconnected pipelines, (2) the costs and rates of our competitors, (3) the ability to offer service from multiple storage locations, (4) competitors’ services including the purchase of customers’ mixed NGLs as an alternative to fee-based fractionation services and (5) NGL commodity prices in the Mid-Continent region compared to prices in other regions.

Conway NGL Sources and Transportation Options

Based on Energy Information Administration projections of relatively stable production levels of natural gas in the Mid-Continent region over the next ten years, we believe that sufficient volumes of mixed NGLs will be available for fractionation in the foreseeable future. In addition, through connections with MAPL and the Buckeye pipeline, the Conway fractionation facility has access to mixed NGLs from additional major supply basins in North America, including additional major supply basins in the Rocky Mountain production area. We are currently analyzing the feasibility of processing volumes sourced through connections to Overland Pass Pipeline which originates in Wyoming and flows into the Mid-Continent.

After we separate the mixed NGLs at the fractionator, the NGL products are typically transported to our storage facilities. We also receive a portion of the NGLs that we inject into our facilities from our customers. Our customers may transport the NGLs through the interstate NGL pipelines that interconnect with our storage facilities including MAPL, a ONEOK North System pipeline, NuStar pipeline and a ONEOK pipeline. Our customers may deliver or transport their NGL products through our truck loading and unloading facility and our rail loading and unloading facilities. Additionally, when market conditions dictate, we have the ability to place propane directly into MAPL from our fractionator, providing our customers with expedited access to interstate markets.

Safety and Maintenance

Certain of our natural gas pipelines are subject to regulation by, among others, the United States Department of Transportation (DOT) under the Accountable Pipeline and Safety Partnership Act of 1996 (often referred to as the Hazardous Liquid Pipeline Safety Act) and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management. These statutes require access to and copying of records and the filing of certain reports and carry potential fines and penalties for violations.

Discovery’s gas pipeline system is also subject to the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Improvement Act of 2002. The Natural Gas Pipeline Safety Act regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities while the Pipeline Safety Improvement Act establishes mandatory inspections for all United States oil and natural gas transportation pipelines and some gathering lines in certain high-consequence areas. The DOT has developed regulations implementing the Pipeline Safety Improvement Act that will require pipeline operators to implement integrity management programs, including more frequent inspections and other safeguards in areas where the potential consequences of pipeline accidents pose the greatest risk to people and property. We currently anticipate incurring costs of approximately $0.6 million in 2009 to implement integrity management program testing along certain segments of Discovery’s 16, 20 and 30-inch diameter natural gas pipelines and its 10, 14 and 18-inch diameter NGL pipelines. This does not include the costs, if any, of repair, remediation, preventative or any mitigating actions that may be deemed necessary as a result of the testing program.

States are largely preempted by federal law from regulating pipeline safety but may, in certain cases, assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we or the entities in which we own an interest operate.

We implement continuous inspection and compliance programs designed to keep our facilities in the most efficient operating condition and to ensure compliance with pipeline safety and pollution control requirements. For example, our Carbonate Trend pipeline undergoes a corrosion control program that both protects the integrity of the pipeline and prolongs its life. The corrosion control program consists of continuous monitoring and injection of corrosion inhibitor into the pipeline, periodic chemical treatments and annual detailed comprehensive inspections. We believe that this aggressive and proactive corrosion control program will reduce metal loss, limit corrosion and possibly extend the service life of the pipe by 15 to 20 years.

We are also subject to a number of federal and state laws and regulations such as the federal Occupational Safety and Health Act, referred to as OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers and the general public, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the United States Environmental Protection Agency (EPA) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and some of the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations, with a few exemptions, apply to any process which involves a chemical at or above the specified thresholds or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we remain in material compliance with the OSHA and similar state and local regulations.

FERC Regulation

Discovery

The Discovery 105-mile mainline, approximately 60 miles of laterals and its market expansion project are subject to regulation by the FERC under the Natural Gas Act. The Natural Gas Act requires, among other things, that an interstate pipeline’s rates be “just and reasonable” and not unduly discriminatory or preferential. Under the Natural Gas Act, the FERC has authority over the construction, operation and expansion of interstate pipeline facilities, as well as the rates, terms and conditions of service provided by the operator of such facilities. In general, Discovery must receive prior FERC approval to construct, operate or expand its FERC-regulated facilities, to initiate new service using such facilities, to alter the terms and conditions of service provided on such facilities and to abandon service provided by its FERC-regulated facilities. With respect to certain types of construction activities and certain types of service, the FERC has issued rules that allow regulated pipelines to obtain blanket authorizations that obviate the need for prior specific FERC approvals for initiating and abandoning service. The natural gas pipeline industry has historically been heavily regulated by federal and state governments, and we cannot predict what further actions the FERC, state regulators, or federal and state legislators may take in the future. Under the Natural Gas Act, the FERC regulates transmission facilities but, as a general rule, does not regulate gathering facilities except under certain conditions. Discovery’s wholly owned subsidiary, Discovery Gas Transmission, owns the mainline and certain shallow water offshore gathering laterals subject to FERC regulation. Discovery owns some gathering facilities that are not subject to FERC Natural Gas Act regulation.

In November 2007, Discovery filed a settlement in lieu of a general rate case filing. The FERC approved the settlement effective January 1, 2008 for all parties except as to one protestor, ExxonMobil Gas & Power Marketing Company. The settlement resolved numerous rate and other issues and achieved rate certainty on Discovery for at least five years. Pursuant to the terms of the settlement agreement, we and the other parties to the settlement are precluded from filing for any further increases or decreases in existing rates prior to January 1, 2013. Under the settlement, Discovery increased its maximum mainline, gathering and market expansion rates to $0.1729/Dth, $0.0430/Dth and $0.1116/Dth, respectively. Additionally, the settlement permits Discovery to recover certain natural disaster related costs through the Hurricane Mitigation and Reliability Enhancement surcharge and to charge a market outlet surcharge to certain customers receiving discounted services. The settlement rates did not impact the vast majority of the existing volumes on the Discovery system because those historical volumes are dedicated to the system under a life of lease rate. The surcharges affect some of the dedicated volumes.

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

The primary function of natural gas processing plants is the extraction of NGLs and the conditioning of natural gas for marketing into the natural gas pipeline grid. The FERC has traditionally maintained that a processing plant that primarily extracts NGLs is not a facility for transportation or sale of natural gas for resale in interstate commerce and, therefore, is not subject to its jurisdiction under the Natural Gas Act. We believe that the natural gas processing plant is primarily involved in removing NGLs and, therefore, is exempt from the jurisdiction of the FERC.

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

As with the industry generally, compliance with existing and anticipated laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations carry costs, we believe that they do not affect our competitive position because our competitors are similarly affected. We believe that our operations are in material compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Please read “Risk Factors — Our operations are subject to governmental laws and regulations related to the protection of the environment, which may expose us to significant costs and liabilities.”

In the omnibus agreement executed in connection with our initial public offering (IPO), Williams agreed to indemnify us in an aggregate amount not to exceed $14.0 million, including any amounts recoverable under our insurance policy covering remediation costs and unknown claims at Conway for certain environmental noncompliance and remediation liabilities associated with the assets transferred to us and occurring or existing before the closing date of our initial public offering. This indemnification obligation terminated three years after the closing of our IPO, except in the case of the remediation costs associated with Consent Orders issued by the Kansas Department of Health and Environment (KDHE). Please read “— Kansas Department of Health and Environment Obligations.” Pursuant to the purchase and sale agreements by which we acquired Four Corners and the Wamsutter Ownership Interests, Williams agreed to indemnify us against certain losses resulting from, among other things, Williams’ failure to disclose a violation of any environmental law by Four Corners or Wamsutter or relating to their assets, operations or businesses that occurred prior to the respective closings.

Air Emissions

Our operations are subject to the Clean Air Act and comparable state and local statutes. Amendments to the Clean Air Act enacted in late 1990 require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. As a result of these amendments, our facilities that emit volatile organic compounds or nitrogen oxides are subject to increasingly stringent regulations, including requirements that some sources install maximum or reasonably available control technology. In addition, the 1990 Clean Air Act Amendments established a more consistent permitting process; however, threshold limits and control technologies written into the regulations regularly change over time keeping specific allowable limits and technologies dynamic. Although we can give no assurances, we believe that the expenditures needed for us to comply with the 1990 Clean Air Act Amendments will not have a material adverse effect on our financial condition or results of operations.

Hazardous Substances and Waste

Hazardous substance laws generally regulate the generation, storage, treatment, use, transportation and disposal of solid and hazardous waste. They may also require corrective action, including the investigation and remediation of certain units, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, referred to as CERCLA or the Superfund law, and comparable state laws impose liability, often without regard to fault or the legality of the original conduct, on certain classes of persons that may or may not have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site, as well as successors in interest. Despite the “petroleum exclusion” of CERCLA Section 101(14) that currently includes natural gas, we may nonetheless handle other “hazardous substances” within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations, or our predecessors in interest may have so handled “hazardous substances” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

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

Kansas Department of Health and Environment Obligations

We currently own and operate underground storage caverns near Conway, Kansas. These storage caverns are used to store NGLs and other liquid hydrocarbons and are subject to strict environmental regulation by the KDHE. The current revision of the Underground Hydrocarbon and Natural Gas Storage regulations became effective in 2003 and regulates the storage of liquefied petroleum gas and other hydrocarbons in bedded salt for the purpose of protecting public health and safety, property and the environment. The revision also regulates the construction, operation and closure of brine ponds associated with our storage caverns. These regulations specify several compliance deadlines including the due date for final permit submittals, which was met by April 1, 2006, and the April 1, 2010 deadline for completion of mechanical integrity and casing testing requirements, which our facilities are in the process of completing. Failure to comply with the Underground Hydrocarbon and Natural Gas Storage program may lead to the assessment of administrative, civil or criminal penalties.

We are in the process of modifying our Conway storage facilities, including the caverns and brine ponds, and we believe that our storage operations will be in compliance with the Underground Hydrocarbon Storage program regulations by the applicable compliance dates. In 2003, we began to complete workovers on approximately 30 to 35 salt caverns per year and install, on average, a double liner on one to two brine ponds per year. The incremental cost of these activities is approximately $5.0 million per year to complete the workovers and approximately $1.2 million per year to install a double liner on a brine pond. We expect, on average, to complete workovers on each of our caverns every five to ten years and install double liners on each of our brine ponds every 18 years.

Additionally, we are currently undergoing remedial activities pursuant to KDHE Consent Orders issued in the early 1990s. The Consent Orders were issued after elevated concentrations of chlorides were discovered in various on-site and off-site shallow groundwater resources at each of our Conway storage facilities. With KDHE approval, we have installed and are operating a containment and monitoring system to contain the migration of the chloride plume at the Mitchell facility. Investigation and delineation of chloride impacts is ongoing at the two Conway area facilities as specified in their respective consent orders. One of these facilities is located near the Groundwater Management District No. 2’s jurisdictional boundary of the Equus Beds aquifer. At the Conway West facility, remediation of residual hydrocarbon derivatives from a historic pipeline release is included in the consent order required activities.

Although not mandated by any consent order, we are currently cooperating with the KDHE and other area operators in an investigation of NGLs observed in the subsurface at the Conway Underground East facility. In addition, we have also recently detected NGLs in groundwater monitoring wells adjacent to two abandoned storage caverns at the Conway West facility. Although the complete extent of the contamination appears to be limited and appears to have been arrested, we are continuing to work to delineate further the scope of the contamination. To date, the KDHE has not undertaken any enforcement action related to the NGL releases around the abandoned storage caverns.

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

Employees

We do not have any employees. We are managed and operated by the directors and officers of our general partner. To carry out our operations, our general partner or its affiliates employed approximately 283 people, as of December 31, 2008, who directly support the operations of the Four Corners, Conway and Carbonate Trend facilities. Additionally, our general partner and its affiliates provide general and administrative services to us. Wamsutter and Discovery are equity investments and are operated by Williams pursuant to agreements; therefore, the employees who operate these assets are not included in the above numbers. For further information, please read “Directors and Executive Officers of the Registrant — Reimbursement of Expenses of our General Partner” and “Certain Relationships and Related Transactions.”

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We have no revenue or segment profit/loss attributable to international activities.

Item 1A.	Risk Factors

FORWARD-LOOKING STATEMENTS, RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain matters contained in this report include “forward-looking statements” that discuss our expected future results based on current and pending business operations.

All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:

•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	business strategy;

•	cash flow from operations;

•	the levels of cash distributions to unitholders;

•	seasonality of certain business segments; and

•	natural gas and natural gas liquids prices and demand.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The reader should carefully consider the risk factors discussed below in addition to the other information in this annual report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. Many of the factors that could adversely affect our business, results of operations and financial condition are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices and the availability and costs of capital;

•	inflation, interest rates and general economic conditions (including the recent economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers);

•	the strength and financial resources of our competitors;

•	development of alternative energy sources;

•	the impact of operational and development hazards;

•	costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;

•	increasing maintenance and construction costs;

•	changes in the current geopolitical situation;

•	our exposure to the credit risks of our customers;

•	risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	risks associated with future weather conditions;

•	acts of terrorism; and

•	additional risks described in our filings with the Securities and Exchange Commission.

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

In addition to causing our actual results to differ, the factors referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. These factors are described in the following section.

RISK FACTORS

You should carefully consider the following risk factors in addition to the other information in this report. Each of these factors could adversely affect our business, operating results and financial condition as well as adversely affect the value of an investment in our securities.

Risks Inherent in Our Business

We may not have sufficient cash from operations to enable us to maintain current levels of cash distributions or to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

We may not have sufficient available cash from operating surplus each quarter to maintain current levels of cash distributions or to pay the minimum quarterly distribution. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the prices we obtain for our services;

•	the prices of, level of production of, and demand for natural gas and NGLs and our NGL margins;

•	the volumes of natural gas we gather, transport, process and treat and the volumes of NGLs we fractionate and store;

•	the level of our operating costs, including payments to our general partner; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, such as:

•	the level of capital expenditures we make;

•	the restrictions contained in Williams’ indentures, our indentures and credit facility and our debt service requirements;

•	the cost of acquisitions, if any;

•	fluctuations in our working capital needs;

•	our ability to borrow for working capital or other purposes;

•	the amount, if any, of cash reserves established by our general partner; and

•	the amount of cash that each of Wamsutter and Discovery distributes to us.

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

A principal focus of our strategy is to continue to grow by expanding our business. Our future growth will depend upon our ability to successfully identify, finance, acquire, integrate and operate projects and businesses. Failure to achieve any of these factors would adversely affect our ability to achieve anticipated growth in the level of cash flows or realize anticipated benefits.

We may acquire new facilities or expand our existing facilities to capture anticipated future growth in natural gas production that does not ultimately materialize. As a result, our new or expanded facilities may not achieve profitability. In addition, the process of integrating newly acquired or constructed assets into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require financial resources that would otherwise be available for the ongoing development and expansion of our existing operations. Future acquisitions or construction projects may require substantial new capital and could result in the incurrence of indebtedness, additional liabilities and excessive costs that could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders. If we issue additional common units in connection with future acquisitions, unitholders’ interest in us will be diluted and distributions to unitholders may be reduced. Further, any limitations on our access to capital, including limitations caused by illiquidity in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all.

Lower natural gas and oil prices could adversely affect our gathering, fractionation and storage businesses.

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

In general terms, the prices of natural gas, NGLs and other hydrocarbon products fluctuate in response to changes in supply, changes in demand, market uncertainty and a variety of additional factors that are impossible to control. These factors include:

•	worldwide economic conditions;

•	weather conditions and seasonal trends;

•	the levels of domestic production and consumer demand;

•	fluctuations in the storage levels of natural gas and NGLs;

•	the availability of imported natural gas and NGLs;

•	the availability of transportation systems with adequate capacity;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of natural gas, NGLs and other commodities.

Any decrease in NGL prices or a change in NGL prices relative to the price of natural gas could affect our processing, fractionation and storage businesses.

The relationship between natural gas prices and NGL prices affects our profitability. When natural gas prices are low relative to NGL prices, it is more profitable for us and our customers to process natural gas. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas both because of the higher value of natural gas and of the increased cost of separating the mixed NGLs from the natural gas. As a result, we have experienced and, if low NGL prices persist for a prolonged period of time, will likely continue to experience significant reductions in the volumes of NGLs removed at our processing plants, which also significantly reduces our margins. Higher natural gas prices relative to NGL prices may also make it uneconomical to recover ethane, which may further negatively impact sales volumes and margins. Finally, higher natural gas prices relative to NGL prices could also reduce volumes of gas processed generally, reducing the volumes of mixed NGLs available for fractionation.

Significant prolonged changes in natural gas prices could affect supply and demand, cause a reduction in or termination of the long-term transportation and storage contracts or throughput on Discovery’s system, and adversely affect our cash available to make distributions.

Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in Discovery’s long-term transportation and storage contracts or throughput on Discovery’s system. Also, lower natural gas prices over the long term could result in a decline in the production of natural gas resulting in reduced contracts or throughput on Discovery’s system. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on Discovery’s business, financial condition, results of operations and cash flows, and on our ability to make distributions to unitholders.

Any significant decrease in supplies of natural gas in our areas of operation could adversely affect our business and operating results.

Our business is dependent on the continued availability of natural gas production and reserves. The development of additional natural gas reserves requires significant capital expenditures by others for exploration and development drilling. Low prices for natural gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, adversely impacting our ability to fill the capacities of our gathering, transmission and processing facilities.

Production from existing wells connected to our and Discovery’s pipelines and our gathering systems will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for our customers. Accordingly, to maintain or increase throughput levels on our pipelines and gathering systems and the utilization rate of our natural gas processing plants and fractionators, we must continually connect to new supplies of natural gas.

If we are not able to connect new supplies of natural gas to replace the natural decline in volumes from the existing supply area, throughput on our pipelines and gathering systems and the utilization rates of our natural gas processing plants and fractionators will decline, which could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to unitholders.

Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.

We have numerous competitors in all aspects of our businesses, and additional competitors may enter our markets. Some of our competitors are large oil, natural gas and petrochemical companies that have greater access to supplies of natural gas and NGLs than we do. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make investments or acquisitions. Other companies with which we compete may be able to respond more quickly to new laws or regulations or emerging technologies or to devote greater resources to the construction, expansion or refurbishment of their facilities than we can. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.

We depend on certain key customers and producers for a significant portion of our revenues and supply of natural gas and NGLs. If we lost any of these key customers or producers, our revenues and cash available to pay distributions could decline.

We rely on a limited number of customers for a significant portion of our revenues. Although some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. In addition, we are in active negotiations with several customers to renew gathering, processing and treating contracts that are in evergreen status. The negotiations may not result in any extended commitments from these customers or may result in extended commitments on less favorable terms. The loss of all or even a portion of the revenues from natural gas or NGLs, as applicable, supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to unitholders, unless we are able to acquire comparable volumes from other sources.

We are exposed to the credit risk of our customers, and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers in the ordinary course of our business. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.

The failure of counterparties to perform their contractual obligations could adversely affect our operating results, financial condition and cash available to pay distributions.

Despite performing credit analysis prior to extending credit, we are exposed to the credit risk of our contractual counterparties in the ordinary course of business even though we monitor these situations and attempt to take appropriate measures to protect ourselves. In addition to credit risk, counterparties to our commercial agreements, such as product sales, gathering, treating, storage, transportation, processing and fractionation agreements, may fail to perform their other contractual obligations. A failure of counterparties to perform their contractual obligations, including Williams, could cause us to write down or write off doubtful accounts, which could materially adversely affect our operating results, financial condition and cash available to pay distributions. The recent general downturn in the economy and tightening of global credit markets could cause more of our counterparties to fail to perform than we have expected.

If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues and cash available to pay distributions could be adversely affected.

We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. If any of them were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to store or deliver NGL products or to receive deliveries of mixed NGLs and deliver gas to end markets thereby reducing our revenues. Further, although there are laws and regulations designed to encourage competition in wholesale market transactions, some companies may fail to provide fair and equal access to their transportation systems or may not provide sufficient transportation capacity for other market participants.

Any temporary or permanent interruption in operations on third-party pipelines or facilities that would cause a material reduction in volumes transported on our pipelines or our gathering systems or processed, fractionated, treated or stored at our facilities could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to unitholders.

Events in the global financial crisis have made equity and debt markets less accessible, created a shortage in the availability of credit and have led to credit market volatility, which could disrupt our financing plans and limit our ability to grow.

In 2008, public equity markets experienced significant declines, and global credit markets experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Under current market conditions, it is unclear whether we could issue additional equity or debt securities or, even if we were able, whether we could do so at prices and pursuant to terms that would be acceptable to us. We have availability under our credit facility, but our ability to borrow under the facility could be impaired if one or more of our lenders fail to honor its contractual obligation to lend to us. Continuing or additional disruptions in the global financial marketplace, including the bankruptcy or restructuring of certain financial institutions, could make equity and debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future.

As a publicly traded partnership, these developments could significantly impair our ability to make acquisitions or finance growth projects. We distribute all of our available cash to our unitholders on a quarterly basis. We typically rely upon external financing sources, including the issuance of debt and equity securities and bank borrowings, to fund acquisitions or expansion capital expenditures. Any limitations on our access to external capital, including limitations caused by illiquidity or volatility in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all. As a result, we may be at a competitive disadvantage as compared to businesses that reinvest all of their available cash to expand ongoing operations, particularly under current economic conditions.

Williams’ public indentures and our debt agreements contain financial and operating restrictions that may limit our access to credit and affect our ability to operate our business.

Williams’ public indentures contain covenants that restrict Williams’ and our ability to incur liens to support indebtedness. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Williams’ ability to comply with the covenants contained in its debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, Williams’ ability to comply with these covenants may be negatively impacted.

Our credit facility and public indentures contain various covenants that, among other things, limit our ability to incur indebtedness, grant certain liens to support indebtedness, merge, or sell substantially all of our assets. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with the covenants contained in our debt agreements and other related transactional documents may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.

Our failure to comply with the covenants in our debt agreements and other related transactional documents could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. An event of default or an acceleration under our public indentures could cause a cross-default or cross-acceleration of our credit facility. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other credit facility cross-defaults, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. For more information regarding our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Restrictions in our debt agreements and our leverage may adversely affect our future financial and operating flexibility.

Our total outstanding long-term debt as of December 31, 2008 was $1.0 billion, representing approximately 81% of our total book capitalization. Our debt service obligations and restrictive covenants in the indentures governing our senior unsecured notes could have important consequences. For example, they could:

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

Our ability to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to meet our debt service obligations or obtain future credit on favorable terms, if at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

We are not prohibited under our indentures from incurring additional indebtedness. Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above, and could adversely affect our ability to repay our senior notes.

A downgrade of our current credit rating could impact our liquidity, access to capital and our costs of doing business, and maintaining current credit ratings is within the control of independent third parties. In addition, Williams’ credit ratings affect our ability to obtain credit in the future.

A downgrade of our credit rating might increase our cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit rating and other disruptions. Such disruptions could include:

•	economic downturns;

•	deteriorating capital market conditions;

•	declining market prices for natural gas, natural gas liquids and other commodities;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies;

•	the overall health of the energy industry, including the bankruptcy or insolvency of other companies.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Our current credit ratings for Moody’s Investor Service is Ba2, for Standard & Poor’s is BBB-, and for Fitch Ratings is BB+. On November 6, 2008, Moody’s Investor Service changed our ratings outlook to “Negative.” No assurance can be given that we will maintain our current credit ratings. In addition, due to our relationship with Williams, our ability to obtain credit is also affected by Williams’ credit ratings. Any future down grading of a Williams’ credit rating would likely also result in a down grading of our credit rating. A down grading of a Williams’ credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.

The financial condition and liquidity of Williams affects our access to capital, our credit standing and our financial condition.

Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans and dividends paid to it by its subsidiaries. Williams’ cash flows are typically utilized to service debt and pay dividends on the common stock of Williams, with the balance, if any, reinvested in its subsidiaries as contributions to capital.

Our ratings and credit are impacted by Williams’ credit standing. If Williams were to experience a deterioration in its credit standing or financial difficulties, our access to credit and our ratings could be adversely affected.

Our allocation from Williams for costs and funding obligations for its defined benefit pension plans and costs for other postretirement benefit plans are affected by factors beyond our and Williams’ control.

Employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs and funding obligations in defined benefit pension plans covering substantially all of Williams’ or its affiliates’ employees providing services to us, as well as a portion of other postretirement benefit plans covering certain eligible participants providing services to us. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our financial condition. The amount of expenses recorded for the defined benefit pension plans and other postretirement benefit plans is also dependent on changes in several factors, including market interest rates and the returns on plan assets. Significant changes in any of these factors may significantly increase our allocations and adversely impact our future results of operations.

Wamsutter and Discovery are not prohibited from incurring indebtedness, which may affect our ability to make distributions to unitholders.

Wamsutter and Discovery are not prohibited by the terms of their respective limited liability company agreements from incurring indebtedness. If Discovery or Wamsutter was to incur significant amounts of indebtedness, such occurrence may inhibit their ability to make distributions to us. An inability by Discovery or Wamsutter to make distributions to us would materially and adversely affect our ability to make distributions to unitholders because we expect distributions we receive from Wamsutter and Discovery to represent a significant portion of the cash we distribute to unitholders.

We do not own all of the interests in Wamsutter, the Conway fractionator or Discovery, which could adversely affect our ability to operate and control these assets in a manner beneficial to us.

Because we do not wholly own Wamsutter, the Conway fractionator or Discovery, we may have limited flexibility to control the operation of or cash distributions received from these assets. Any future disagreements with the other co-owners of these assets could adversely affect our ability to respond to changing economic or industry conditions, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.

Our storage and fractionation operations depend on the demand for propane and other NGLs. A substantial decrease in this demand could adversely affect our business and operating results.

More than any other NGLs, demand for propane impacts our Conway storage and fractionation operations. Demand for propane at Conway is principally driven by demand for its use as a heating fuel which is significantly affected by weather conditions and the availability of alternative heating fuels. Weather-related demand is subject to normal seasonal fluctuations, but an unusually warm winter could cause demand for propane as a heating fuel to decline significantly. Demand for other NGLs could be adversely impacted by many factors, including general economic conditions, reductions in demand for end products made from NGLs, increases in competition from petroleum-based products and government regulations. Any decline in demand for propane or other NGLs could cause a reduction in demand for our storage and fractionation services.

Wamsutter and Discovery may reduce their cash distributions to us in some situations.

Discovery’s and Wamsutter’s limited liability company agreements require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. The amount of Wamsutter’s quarterly distributions, including the amount of cash reserves not distributed, is determined by the affirmative vote of the management committee representative of the Class B member, Williams.

If Discovery requires working capital in excess of applicable reserves, we must make working capital advances to Discovery of up to the amount of Discovery’s two most recent prior quarterly distributions of available cash, but Discovery must repay any such advances before it can make future distributions to its members. As a result, the repayment of advances could reduce the amount of cash distributions we would otherwise receive from Discovery.

Discovery’s natural gas transportation operations are subject to regulation by FERC, which could have an adverse impact on its ability to establish transportation rates that would allow it to recover the full cost of operating its pipeline, including a reasonable return.

Discovery’s interstate natural gas transportation operations are subject to federal, state and local regulatory authorities. Specifically, Discovery’s interstate pipeline transportation service is subject to regulation by FERC. The federal regulation extends to such matters as:

•	transportation and sale for resale of natural gas in interstate commerce;

•	rates, operating terms and conditions of service, including initiation and discontinuation of services;

•	the types of services Discovery may offer to its customers;

•	certification and construction of new facilities;

•	acquisition, extension, disposition or abandonment of facilities;

•	accounts and records;

•	relationships with affiliated companies who are involved in marketing functions of the natural gas business; and

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas.

Under the Natural Gas Act (NGA), FERC has authority to regulate providers of natural gas pipeline transportation services in interstate commerce, and such providers may only charge rates that have been determined to be just and reasonable by FERC. In addition, FERC prohibits providers from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

The rates, terms and conditions for Discovery’s interstate pipeline services are set forth in its FERC-approved tariff. Pursuant to the terms of Discovery’s most recent rate settlement agreement, Discovery may not file a new rate case before January 1, 2013. Any successful complaint or protest against its rates could have an adverse impact on their revenues associated with providing transportation services. In addition, there is a risk that rates set by the FERC in future rate cases filed by Discovery will be inadequate to recover increases in operating costs or to sustain an adequate return on capital investments. There is also the risk that higher rates would cause Discovery’s customers to look for alternative ways to transport their natural gas.

Discovery could be subject to penalties and fines if it fails to comply with FERC regulations.

Discovery’s transportation and storage operations are regulated by FERC. Should Discovery fail to comply with all applicable FERC administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,000,000 per day for each violation. Any material penalties or fines imposed by FERC could have a material adverse impact on Discovery’s business, financial condition, results of operations and cash flows, and on our ability to make distributions to unitholders.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

There are operational risks associated with the gathering, transporting, processing and treating of natural gas and the fractionation and storage of NGLs, including:

•	hurricanes, tornadoes, floods, fires, extreme weather conditions and other natural disasters;

•	damages to pipelines and pipeline blockages;

•	uncontrolled releases of natural gas (including sour gas), NGLs, brine or industrial chemicals;

•	collapse of NGL storage caverns;

•	operator error;

•	damage inadvertently caused by third party activity, such as operation of construction equipment;

•	pollution and other environmental risks;

•	fires, explosions, craterings and blowouts;

•	risks related to truck and rail loading and unloading;

•	risks related to operating in a marine environment; and

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies.

Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses, and only at levels we believe to be appropriate. The location of certain segments of our facilities in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In spite of our precautions, an event such as those described above could cause considerable harm to people or property, and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers. In addition, certain insurance companies that provide coverage to us, Wamsutter and Discovery, including American International Group, Inc., have experienced negative developments that could impair their ability to pay any potential claims. As a result, we could be exposed to greater losses than anticipated and replacement insurance may have to be obtained, if available, at a greater cost. Such circumstances could materially impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our business, financial condition, results of operations and cash flows, and our ability to make cash distributions to unitholders.

Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities and could exceed current expectations.

The risk of substantial environmental costs and liabilities is inherent in natural gas gathering, transportation, processing and treating, and in the fractionation and storage of NGLs, and we may incur substantial environmental costs and liabilities in the performance of these types of operations. Our operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. For a description of these laws and regulations, please read “Business and Properties — Environmental Regulation.”

Various governmental authorities, including the U.S. Environmental Protection Agency and analogous state agencies and the United States Department of Homeland Security, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations.

There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to our handling of the products we gather, transport, process, fractionate and store, air emissions related to our operations, historical industry operations, waste disposal practices, and the prior use of flow meters containing mercury. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act, the Federal Resource Conservation and Recovery Act, and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline and gathering systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites we operate are located near current or former third party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary.

Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits.

New environmental laws and regulations might adversely affect our products and activities, including processing, fractionation, storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies also could impose additional safety requirements, any of which could affect our profitability. In addition, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. The

United States Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. Increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate the emission of greenhouse gases. Numerous states have announced or adopted programs to stabilize and reduce greenhouse gases, and similar federal legislation has been introduced in both houses of the Congress. We may be subject to regulation under climate change policies introduced at either the state or federal level within the next few years. There is a possibility that, when and if enacted, the final form of such legislation could increase our costs of compliance with environmental laws. If we are unable to recover or pass through all costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.

Execution of our capital projects subjects us to construction risks, increases in labor costs and materials, and other risks that may adversely affect financial results.

Our growth may be dependent upon the construction of new natural gas gathering, transportation, processing or treating pipelines and facilities or natural gas liquids fractionation or storage facilities, as well as the expansion of existing facilities. Construction or expansion of these facilities is subject to various regulatory, development and operational risks, including:

•	the ability to obtain necessary approvals and permits by regulatory agencies on a timely basis and on acceptable terms;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•	potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights on a timely basis and on acceptable terms;

•	the ability to construct projects within estimated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor or other factors beyond our control, that may be material; and

•	the ability to access capital markets to fund construction projects.

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve expected investment return, which could adversely affect our results of operations, financial position or cash flows and our ability to make distributions to unitholders.

We do not operate all of our assets. This reliance on others to operate our assets and to provide other services could adversely affect our business and operating results.

Williams and other third parties operate all of our assets. We have a limited ability to control these operations and the associated costs. The success of these operations is therefore dependent upon a number of factors that are outside our control, including the competence and financial resources of the operators.

We rely on Williams for certain services necessary for us to be able to conduct our business. Williams may outsource some or all of these services to third parties, and a failure of all or part of Williams’ relationships with its outsourcing providers could lead to delays in or interruptions of these services. Our reliance on Williams and others as operators and on Williams’ outsourcing relationships, and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. We obtain the rights to construct and operate our pipelines and gathering systems on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions to unitholders.

Our assets and operations can be affected by weather and other natural phenomena.

Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.

In addition, there is a growing belief that emissions of greenhouse gases may be linked to global climate change. Climate change creates physical and financial risk. Our customers’ energy needs vary with weather conditions. To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.

Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future.

Regulators and legislators continue to take a renewed look at accounting practices, financial disclosure, the relationships between companies and their independent auditors, and retirement plan practices. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board, the Securities Exchange Commission (SEC) or FERC could enact new accounting standards or FERC orders that might impact how we are required to record revenues, expenses, assets and liabilities. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.

Institutional knowledge residing with current employees nearing retirement eligibility might not be adequately preserved.

In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, we may not be able to replace them with employees of comparable knowledge and experience. In addition, we may not be able to retain or recruit other qualified individuals and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.

Failure of or disruptions to our outsourcing relationships might negatively impact our ability to conduct our business.

Some studies indicate a high failure rate of outsourcing relationships. Although Williams has taken steps to build a cooperative and mutually beneficial relationship with its outsourcing providers and to closely monitor their performance, a deterioration in the timeliness or quality of the services performed by the outsourcing providers or a failure of all or part of these relationships could lead to loss of institutional knowledge and interruption of services necessary for us to be able to conduct our business. The expiration of such agreements or the transition of services between providers could lead to similar losses of institutional knowledge or disruptions.

Certain of our accounting, information technology, application development, and help desk services are currently provided by Williams’ outsourcing provider from service centers outside of the United States. The economic and political conditions in certain countries from which Williams’ outsourcing providers may provide services to us present similar risks of business operations located outside of the United States, including risks of interruption of business, war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.

Acts of terrorism could have a material adverse effect on our financial condition, results of operations and cash flows.

Our assets and the assets of our customers and others may be targets of terrorist activities that could disrupt our business or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport or distribute natural gas, natural gas liquids or other commodities. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our financial condition, results of operations and cash flows and on our ability to make cash distributions to unitholders

Risks Inherent in an Investment in Us

Williams controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of our unitholders.

Williams owns and controls our general partner and appoints all of the directors of our general partner. All of the executive officers and certain directors of our general partner are officers and/or directors of Williams and its affiliates, including Williams Pipeline Partners’ general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Williams. Therefore, conflicts of interest may arise between Williams and its affiliates, including our general partner and Williams Pipeline Partners, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following factors:

•	neither our partnership agreement nor any other agreement requires Williams or its affiliates to pursue a business strategy that favors us. Williams’ directors and officers have a fiduciary duty to make decisions in the best interests of the owners of Williams, which may be contrary to ours;

•	all of the executive officers and certain of the directors of our general partner are also officers and/or directors of Williams and Williams Partners’ general partner, and these persons will also owe fiduciary duties to those entities;

•	our general partner is allowed to take into account the interests of parties other than us, such as Williams and its affiliates, in resolving conflicts of interest;

•	Williams owns common units representing a 21.6% limited partner interest in us, and if a vote of limited partners is required, Williams will be entitled to vote its units in accordance with its own interests, which may be contrary to our interests or your interests;

•	all of the executive officers and certain of the directors of our general partner will devote significant time to the business of Williams and/or Williams Partners, and will be compensated by Williams for the services rendered to them;

•	our general partner determines the amount and timing of our cash reserves, asset purchases and sales, capital expenditures, borrowings and issuances of additional partnership securities, each of which can affect the amount of cash that is distributed to our unitholders;

•	our general partner determines the amount and timing of any capital expenditures and, based on the applicable facts and circumstances, whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure or investment capital expenditure, neither of which reduces operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner with respect to its incentive distribution rights;

•	in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions even if the purpose or effect of the borrowing is to make incentive distributions to our general partner;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations and in some circumstances is required to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. The limitation and definition of these duties is permitted by the Delaware law governing limited partnerships. In addition, our partnership agreement restricts the remedies available to holders of our limited partner units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. For example, our partnership agreement:

•	permits our general partner to make a number of decisions in its individual capacity as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•	generally provides that affiliate transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us, as determined by our general partner in good faith. In determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•	provides that our general partner, its affiliates and their officers and directors will not be liable for monetary damages to us or our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct; and

•	provides that in resolving conflicts of interest, it will be presumed that in making its decision our general partner or the conflicts committee of its board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Cost reimbursements to our general partner and its affiliates will reduce cash available to pay distributions to unitholders.

We will reimburse our general partner and its affiliates, including Williams, for various general and administrative services they provide for our benefit, including costs for rendering administrative staff and support services to us, and overhead allocated to us. Our general partner determines the amount of these reimbursements in its sole discretion. Payments for these services will be substantial and will reduce the amount of cash available for distribution to unitholders. Please read “Certain Relationships and Related Transactions, and Director Independence.” In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets. This may affect our ability to make payments on our debt obligations and distributions on our common units.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement effectively permits a change of control without your consent.

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

Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available to pay distributions on each unit may decrease;

•	the ratio of taxable income to distributions may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Common units held by Williams eligible for future sale may adversely affect the price of our common units.

As of December 31, 2008, Williams held 11,613,527 common units, representing a 21.6% limited partnership interest in us. Williams may, from time to time, sell all or a portion of its common units. Sales of substantial amounts of its common units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and at a price that we deem appropriate.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. Our general partner may assign this right to any of its affiliates or to us. As a result, non-affiliated unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Such unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would not longer be subject to the reporting requirements of the Securities Exchange Act of 1934.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings, to acquire information about our operations and to influence the manner or direction of management.

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by states and localities. If the Internal Revenue Service (IRS) were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state or local tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

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

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distributions to unitholders would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (the Qualifying Income Exception), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Internal Revenue Code Section 7704(d) and the treatment of certain types of income earned from profits interests in partnerships. It is possible that these legislative efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Modifications to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

An IRS contest of the federal income tax positions we take may adversely impact the market for the common units, and the costs of any contest will reduce our cash available for distribution to our unitholders and our general partner.

We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from our counsel’s conclusions or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the federal income tax positions we take. Any contest with the IRS may materially and adversely impact the market for the common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available to pay distributions to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

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

If a unitholder sells its common units, it will recognize gain or loss equal to the difference between the amount realized and its tax basis in those common units. Prior distributions to a unitholder in excess of the total net taxable income that was allocated to a unitholder for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price the unitholder receives is less than its original cost. A substantial portion of the amount realized, regardless of whether such amount represents gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. In addition, if a unitholder sells its common units, the unitholder may incur a tax liability in excess of the amount of cash it received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to the unitholders who are organizations that are exempt from federal income tax, including IRAs and other retirement plans, may be taxable to them as “unrelated business taxable income.” Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform with all aspects of applicable Treasury regulations. Our counsel is unable to opine as to the validity of such filing positions. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to unitholder tax returns.

Unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our common units.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if the unitholder does not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign countries that impose a personal income tax or an entity level tax. It is the unitholder’s responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our common units.

The sale or exchange of 50% or more of the total interest in our capital and profits within a 12-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional common units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

Market Information, Holders and Distributions

Our common units are listed on the New York Stock Exchange under the symbol “WPZ.” At the close of business on February 17, 2009, there were 52,777,452 common units outstanding, held by approximately 21,823 holders, including common units held in street name and by affiliates of Williams.

The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported on the New York Stock Exchange Composite Transactions Tape, and quarterly cash distributions paid to our unitholders.

			Cash Distribution
	High	Low	per Unit(a)

2008
Fourth Quarter	$26.25	$9.96	$0.635
Third Quarter	32.84	22.77	0.635
Second Quarter	37.66	31.33	0.625
First Quarter	39.31	31.24	0.600
2007
Fourth Quarter	$45.79	$36.60	$0.575
Third Quarter	52.00	40.26	0.550
Second Quarter	50.00	46.00	0.525
First Quarter(b)	48.20	38.20	0.500

(a)	Represents cash distributions attributable to the quarter and declared and paid or to be paid within 45 days after quarter end. We paid cash distributions to our general partner with respect to its 2% general partner interest and incentive distribution rights that totaled $10.7 million and $30.0 million for the 2007 and 2008 periods, respectively. On February 19, 2008, the 7,000,000 outstanding subordinated units held by four subsidiaries of Williams converted into common units on a one-for-one basis. Subordinated units participated in all of the cash distributions for the 2007 periods indicated above.

(b)	Class B units participated in the first quarter 2007 cash distributions. Class B units were outstanding between December 13, 2006 and May 21, 2007, on which date all 6,805,492 Class B units converted into common units on a one-for-one basis.

Distributions of Available Cash

Within 45 days after the end of each quarter we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

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

The preceding discussion is based on the assumption that our general partner maintains its 2% general partner interest and that we do not issue additional classes of equity securities. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity.”

Item 6.	Selected Financial and Operational Data

The following table shows our selected financial and operating data and selected financial and operating data of Wamsutter and Discovery for the periods and as of the dates indicated. We derived the financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 in the following table from, and that information should be read together with, and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes included elsewhere in this document. All other financial data are derived from our financial records.

Because Four Corners, Wamsutter and a 20% interest in Discovery were owned by affiliates of Williams at the time of these acquisitions, these transactions were between entities under common control, and have been accounted for at historical cost. Accordingly, our selected financial and operational data have been retrospectively adjusted to reflect the combined historical results of these common control acquisitions throughout the periods presented. These acquisitions have no impact on historical earnings per unit as pre-acquisition earnings were allocated to our general partner.

The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information concerning significant trends in the financial condition and results of operations.

	Year Ended December 31,
	2008			2007		2006		2005		2004
	(Dollars in thousands, except per-unit amounts)

Statement of Income Data:
Revenues		$637,060		$572,817		$563,410		$514,972		$469,199
Costs and expenses		490,052		457,880		420,342		395,556		364,602

Operating income		147,008		114,937		143,068		119,416		104,597
Equity earnings — Wamsutter		88,538		76,212		61,690		40,555		39,016
Discovery investment income		22,357		28,842		18,050		11,880		5,619
Impairment of investment in Discovery		—		—		—		—		(16,855)
Interest expense		(67,220)		(58,348)		(9,833)		(8,238)		(12,476)
Interest income		706		2,988		1,600		165		—

Income before cumulative effect of change in accounting principle		$191,389		$164,631		$214,575		$163,778		$119,901

Net income(a)		$191,389		$164,631		$214,575		$162,373		$119,901

Income before cumulative effect of change in accounting principle per limited partner unit:
Common unit		$2.55		$1.97		$1.62		$0.49	(b)	N/A
Subordinated unit	$	N/A		$1.97		$1.62		$0.49	(b)	N/A
Net income per limited partner unit:
Common unit		$2.55		$1.97		$1.62		$0.44	(b)	N/A
Subordinated unit	$	N/A		$1.97		$1.62		$0.44	(b)	N/A
Balance Sheet Data (at period end):
Total assets		$1,291,819		$1,283,477		$1,292,299		$1,190,508		$1,121,862
Property, plant and equipment, net		640,520		642,289		647,578		658,965		669,503
Investment in Wamsutter		277,707		284,650		262,245		240,156		221,360
Investment in Discovery		184,466		214,526		221,187		225,337		184,199
Advances from affiliate		—		—		—		—		186,024
Long-term debt		1,000,000		1,000,000		750,000		—		—
Partners’ capital		203,610	(c)	161,487	(c)	471,341	(c)	1,142,478		895,476
Cash Flow Data:
Cash distributions declared per unit		$2.435		$2.045		$1.605		$0.1484		N/A
Cash distributions paid per unit		$2.435		$2.045		$1.605		$0.1484		N/A

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per-unit amounts)

Operating Information:
Williams Partners L.P.:
Four Corners gathering volumes (BBtu/d)	1,380	1,442	1,500	1,522	1,560
Four Corners plant inlet natural gas volumes (BBtu/d)	646	620	678	685	716
Four Corners NGL equity sales (million gallons)	162	167	182	165	198
Four Corners NGL margin ($/gallon)	$.75	$.61	$.47	$.37	$.29
Four Corners NGL production (million gallons)	518	545	569	550	566
Conway storage revenues	$31,429	$28,016	$25,237	$20,290	$15,318
Conway fractionation volumes (bpd) — our 50%	39,019	34,460	38,859	39,965	39,062
Carbonate Trend gathering volumes (BBtu/d)	22	23	29	36	50
Wamsutter — 100%:
Wamsutter gathering volumes (BBtu/d)	499	516	490	464	452
Wamsutter plant inlet natural gas volumes (BBtu/d)	409	425	432	422	417
Wamsutter NGL equity sales (million gallons)	139	113	141	160	175
Wamsutter NGL margin ($/gallon)	$.59	$.48	$.29	$.13	$.11
Wamsutter NGL production (million gallons)	415	420	377	419	435
Discovery Producer Services — 100%:
Discovery plant inlet natural gas volumes (BBtu/d)	457	582	467	345	348
Discovery gross processing margin ($/MMbtu)	$.37	$.33	$.23	$.19	$.17
Discovery NGL equity sales (million gallons)	85	99	60	38	61
Discovery NGL production (million gallons)	181	252	232	147	134

(a)	Our operations are treated as a partnership with each member being separately taxed on its ratable share of our taxable income. Therefore, we have excluded income tax expense from this financial information.

(b)	The period of August 23, 2005 through December 31, 2005.

(c)	Because Four Corners, Wamsutter and a 20% interest in Discovery were owned by affiliates of Williams at the time of their acquisition by us, the acquisitions are accounted for as a combination of entities under common control, whereby the assets and liabilities acquired are combined with ours at their historical amounts for all periods presented. This accounting causes a reduction of the capital balance for the general partner for the difference between the historical cost of these assets and liabilities and the aggregate consideration paid to the general partner.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this annual report.

Overview

We gather, transport, process and treat natural gas and fractionate and store NGLs. We manage our business and analyze our results of operations on a segment basis. Our operations are divided into three business segments:

•	Gathering and Processing — West (West). Our West segment includes (1) Williams Four Corners LLC (Four Corners) and (2) certain ownership interests in Wamsutter LLC (Wamsutter) consisting of (i) 100% of the Class A limited liability company membership interests and (ii) 65% of the Class C limited liability company membership interests in Wamsutter (together, the Wamsutter Ownership Interests). The Four Corners system gathers and processes or treats natural gas produced in the San Juan Basin and connects with the five pipeline systems that transport natural gas to end markets from the basin. The Wamsutter system gathers and processes natural gas produced in the Washakie Basin and connects with four pipeline systems that transport natural gas to end markets from the basin.

•	Gathering and Processing — Gulf (Gulf). Our Gulf segment includes (1) our 60% ownership interest in Discovery Producer Services LLC (Discovery) and (2) the Carbonate Trend gathering pipeline off the coast of Alabama. Discovery owns an integrated natural gas gathering and transportation pipeline system extending from offshore in the Gulf of Mexico to its natural gas processing facility and NGL fractionator in Louisiana. These systems gather, transport and process natural gas and fractionate NGLs to customers under a range of contractual arrangements. Although Discovery includes fractionation operations, which would normally fall within the NGL Services segment, it primarily gathers and processes, and is so managed.

•	NGL Services. Our NGL Services segment includes three integrated NGL storage facilities and a 50% undivided interest in a fractionator near Conway, Kansas. These assets provide stand-alone NGL fractionation and storage services using various fee-based contractual arrangements.

Executive Summary

In the first three quarters of 2008, our segment profit improved considerably compared to 2007. However, these results were followed by a steep decline in the fourth quarter due to a rapid decline in NGL prices. As evidenced by recent events, NGL, crude oil and natural gas prices are highly volatile. NGL price changes have historically tracked with changes in the price of crude oil; however, ethane prices have recently disassociated from crude oil prices. As NGL prices, especially ethane, decline, we experience significantly lower per-unit NGL margins and periods when it is not economical to recover ethane. Additionally, as discussed below, Hurricanes Gustav and Ike severely disrupted Discovery’s operations in September and limited its operations throughout the fourth quarter. Discovery’s operations have been significantly restored, but will continue to be impacted while additional repairs are ongoing. We maintained our fourth-quarter unitholder distribution at $0.635 per unit, which was the same as the third-quarter 2008 distribution and 10% higher than the fourth-quarter 2007 distribution.

Recent Events

The global recession and resulting drop in demand and prices for NGLs has significantly reduced the profitability and cash flows of our gathering and processing businesses including Four Corners, our ownership interests in Wamsutter and Discovery. We expect low NGL margins during 2009, including periods when it is not economical to recover ethane. As a result, we expect cash flow from operations, including cash distributions to us from Wamsutter and Discovery, to be significantly lower in 2009 than 2008.

Given the current energy commodity price and NGL margin environment, together with our cash balance of approximately $66 million at February 16, we expect to maintain our current level of cash distributions throughout 2009. During 2006 through 2008, we retained a portion of our excess cash flow for future periods when NGL prices and margins might be substantially lower — as they are now. However, if energy commodity prices and NGL margins decline further for a prolonged period of time, and/or if other unexpected events adversely affect cash flows and/or our available cash balance, we may need to reduce distributions.

During September 2008, Discovery’s offshore gathering system sustained hurricane damage and was unable to accept gas from producers while repairs were being made through the end of 2008. Inspections revealed that an 18-inch lateral was severed from its connection to the 30-inch mainline in 250 feet of water. The 30-inch mainline was repaired and returned to service in January 2009. The 30-inch mainline is now delivering 150 MMcf/d of production, which was its approximate volume prior to the hurricanes. Both the Larose processing plant and the Paradis fractionator are operational and processed gas from third-party sources during the fourth quarter of 2008.

We concluded our negotiations with the Jicarilla Apache Nation (JAN) during February 2009 with the execution of a 20-year right-of-way agreement. Under the new agreement, the JAN granted rights-of-way for Four Corners’ existing natural gas gathering system on JAN land as well as a significant geographical area for additional growth of the system. We paid an initial payment of $7.3 million upon execution of the agreement. Beginning in 2010, we will make annual payments of approximately $7.5 million and an additional annual payment which varies depending on the prior year’s per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the agreement. Depending primarily on the per-unit NGL margins for any given year, the additional annual payments could approximate the fixed amount. Additionally, five years from the effective date of the agreement, the JAN will have the option to acquire up to a 50% joint venture interest for 20 years in certain of Four Corners’ assets existing at the time the option is exercised. The joint venture option includes Four Corners’ gathering assets subject to the agreement and portions of Four Corners’ gathering and processing assets located in an area adjacent to the JAN lands. If the JAN selects the joint venture option, the value of the assets contributed by each party to the joint venture will be based upon a market value determined by a neutral third party at the time the joint venture is formed. This right-of-way agreement is subject to the consent of the United States Secretary of the Interior before it may become effective.

In January 2009, Wamsutter issued an additional 70.8 and 28.8 Class C units to us and Williams, respectively, related to funding of expansion capital expenditures placed in service during 2008. Therefore, we now own 65% and Williams owns 35% of Wamsutter’s outstanding Class C units. As of December 31, 2008, Williams has contributed $28.8 million for an expansion capital project that is expected to be placed in service during 2010. Williams will receive Class C units related to these expenditures after the asset is placed in service; thus, our Class C ownership interest will decline at that time.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measures to analyze our segment performance, including the performance of Wamsutter and Discovery. These measurements include:

•	Four Corners’ and Wamsutter’s gathering and processing throughput volumes;

•	Four Corners’ and Wamsutter’s NGL margins;

•	Discovery’s and Carbonate Trend’s pipeline throughput volumes;

•	Discovery’s gross processing margins;

•	Conway’s fractionation volumes;

•	Conway’s storage revenues; and

•	Operating and maintenance expenses.

Gathering, Processing and Throughput Volumes

Gathering, processing and throughput volumes on the following assets are important components of maximizing our profitability and the profitability of Wamsutter and Discovery:

•	Our Four Corners gathering system and Ignacio, Kutz and Lybrook natural gas processing plants;

•	Wamsutter’s gathering system and Echo Springs natural gas processing plant;

•	Discovery’s gathering and transportation system, Larose gas processing plant and Paradis fractionator; and

•	Our Carbonate Trend transportation pipeline.

We gather approximately 36% of the San Juan Basin’s natural gas production on our Four Corners system at approximately 6,450 receipt points, and the Wamsutter pipeline system gathers approximately 69% of the natural gas produced in the Washakie Basin. Gathering and transportation services are provided primarily under fee-based contracts. Gathering and transportation throughput volumes from existing wells will naturally decline over time. In order to maintain or increase gathering volumes, we, Wamsutter and Discovery must continually obtain new supplies of natural gas. The ability to maintain existing supplies of natural gas and obtain new supplies are impacted by (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our gathering pipelines and (2) the ability to compete for volumes from successful new wells in other areas. Offshore drilling activity, which supplies Discovery’s gathering system, is generally subject to significantly higher costs and longer lead times than the onshore drilling, which supplies the Four Corners and Wamsutter gathering systems. We, Wamsutter and Discovery routinely monitor producer activity in the areas served by our assets and pursue opportunities to connect new wells to these pipelines.

Processing volumes are largely dependant on the volume of natural gas gathered or transported on these systems. Our Four Corners system processes natural gas under keep-whole, percent-of-liquids, fee-based and combination fee-based and keep-whole contracts. Wamsutter and Discovery process natural gas under keep-whole and fee-based contracts.

Four Corners and Wamsutter NGL Margins

We and Wamsutter use NGL margins as an important measure of our ability to maximize the profitability of the processing operations. NGL margins are derived by deducting the cost of shrink replacement gas from the revenue received from the sale of NGLs, net of transportation and fractionation charges. Shrink replacement gas refers to natural gas that is required to replace the Btu content lost when NGLs are extracted from the natural gas stream. Under certain agreement types, we and Wamsutter receive NGLs as compensation for processing services provided to customers. The NGL margin will either increase or decrease as a result of a corresponding change in the relative market prices of NGLs and natural gas and changes in the cost of transporting and fractionating the NGLs.

Discovery Gross Processing Margins

We view total gross processing margins as an important measure of Discovery’s ability to maximize the profitability of its processing operations. Gross processing margins include revenue derived from:

•	The rates stipulated under fee-based contracts multiplied by the actual volumes processed.

•	Sales of NGL volumes received under certain processing contracts for Discovery’s account and keep-whole contracts.

•	Sales of natural gas volumes that are in excess of operational needs.

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

Storage Revenues.  We calculate storage revenues by applying the average demand charge per barrel to the total volume of storage capacity under contract. Given the nature of our operations, our storage facilities have a relatively higher degree of fixed versus variable costs. Consequently, we view total storage revenues, rather than contracted capacity or average pricing per barrel, as the appropriate measure of our ability to maximize the profitability of our storage assets and contracts. Total storage revenues include the monthly recognition of fees received for the storage contract year and shorter-term storage transactions.

Operating and Maintenance Expenses

Operating and maintenance expenses are costs associated with the operations of a specific asset. Direct labor, compression and other contract services, right-of-way costs, fuel, utilities, materials and supplies, insurance and ad valorem taxes comprise the most significant portion of operating and maintenance expenses. We have experienced increased operating and maintenance expenses in recent years due to the growth of the oil and gas industry, which has increased competition for resources. Other than system gains and losses, rented compression services and fuel expense, these expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate depending on the activities performed during a specific period. For example, plant overhauls and turnarounds result in increased expenses in the periods during which they are performed. In the course of providing gathering, processing and treating services to our customers, we realize over and under deliveries of customers’ products and over and under purchases of shrink replacement gas when our purchases vary from operational requirements. In addition, we realize gains and losses which we believe are related to inaccuracies inherent in the gas measurement process. These gains and losses are reflected in operating and maintenance expense as system gains and losses. These system gains and losses are an unpredictable component of our operating costs. Compression service costs are dependent upon the extent and amount of additional compression needed to meet the needs of our customers and the cost at which compression can be purchased, leased and operated. We include fuel cost in our operating and maintenance expense although it is generally recoverable from our customers in our NGL Services segment. As noted above, fuel costs are a component in assessing Discovery’s gross processing margins.

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

In analyses conducted during 2007 and 2008, we determined that the carrying value of our Carbonate Trend pipeline may not be recoverable because of forecasted declining cash flows. As a result, we recognized impairment charges of $10.4 million and $6.2 million in 2007 and 2008, respectively, to reduce the carrying value to management’s estimate of fair value at the end of each of those years. As of December 31, 2008, the carrying value of this asset has been written down to zero. (See Note 7, Other (Income) Expense, in our Notes to Consolidated Financial Statements.) Our most recent analysis utilized judgments and assumptions in the following areas:

•	expected future drilling in the area,

•	estimated future volumes from currently producing wells and new discoveries,

•	estimated future gathering rates, and

•	estimated operating and maintenance cost increases.

Accounting for Asset Retirement Obligations

We record asset retirement obligations for legal and contractual obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset in the period in which it is incurred if a reasonable estimate of fair value can be made. At December 31, 2008, we have accrued asset retirement obligations of $13.2 million including estimated retirement costs associated with the abandonment of Four Corners’ gas processing and compression facilities located on leased land, Four Corners’ wellhead connections on federal land, Conway’s underground storage caverns and brine ponds in accordance with Kansas Department of Health and Environment (KDHE) regulations and the Carbonate Trend pipeline. Our estimate utilizes judgments and assumptions regarding the extent of our obligations, the costs to abandon and the timing of abandonment. In 2008, we revised our estimated asset retirement obligations by $3.6 million. Our recorded asset retirement obligation is based on the assumption that the abandonment of our Four Corners and Conway assets generally occurs in approximately 50 years. If this assumption had been changed to 30 years in 2008, and the expected retirement date for the Carbonate Trend pipeline had been significantly shortened, the recorded asset retirement obligation would have increased by an additional $12.0 million to $14.0 million. (See Note 8, Property, Plant and Equipment, in our Notes to Consolidated Financial Statements.)

Environmental Remediation Liabilities

We record liabilities for estimated environmental remediation obligations when we assess that a loss is probable and the amount of the loss can be reasonably estimated. At December 31, 2008, we have an accrual for estimated environmental remediation obligations of $4.8 million. This remediation accrual is revised, and our associated income is affected, during periods in which new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. We base liabilities for environmental remediation upon our assumptions and estimates regarding what remediation work and post-remediation monitoring will be required and the costs of those efforts, which we develop from information obtained from outside consultants and from discussions with the applicable governmental authorities. As new developments occur or more information becomes available, it is possible that our assumptions and estimates in these matters will change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarter or annual period. (Please read “— Environmental” and Note 14, Commitments and Contingencies, in our Notes to Consolidated Financial Statements.)

Results of Operations

Consolidated Overview

The following table and discussion summarizes our consolidated results of operations for the three years ended December 31, 2008. The results of operations by segment are discussed in further detail following this consolidated overview discussion and relate to the segment tables in Note 15, Segment Disclosures, in our Notes to Consolidated Financial Statements.

		% Change		% Change
		from		from
	2008	2007(1)	2007	2006(1)	2006
	(Dollars in thousands)

Revenues	$637,060	+11%	$572,817	+2%	$563,410
Costs and expenses:
Product cost and shrink replacement	206,078	(13)%	181,698	(4)%	175,508
Operating and maintenance expense	185,901	(15)%	162,343	(5)%	155,214
Depreciation, amortization and accretion	45,029	+3%	46,492	(6)%	43,692
General and administrative expense	47,059	(3)%	45,628	(16)%	39,440
Taxes other than income	9,508	+1%	9,624	(7)%	8,961
Other (income) expense — net	(3,523)	NM	12,095	NM	(2,473)

Total costs and expenses	490,052	(7)%	457,880	(9)%	420,342

Operating income	147,008	+28%	114,937	(20)%	143,068
Equity earnings — Wamsutter	88,538	+16%	76,212	+24%	61,690
Discovery investment income	22,357	(22)%	28,842	+60%	18,050
Interest expense	(67,220)	(15)%	(58,348)	NM	(9,833)
Interest income	706	(76)%	2,988	+87%	1,600

Net income	$191,389	+16%	$164,631	(23)%	$214,575

(1)	+ = Favorable Change; ( ) = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

2008 vs. 2007

Revenues increased $64.2 million, or 11%, due primarily to higher product sales in our West segment and higher fractionation, product sales and storage revenues in our NGL Services segment.

Product cost and shrink replacement increased $24.4 million, or 13%, due primarily to higher cost of product sales in both our West and NGL Services segments and higher average natural gas prices for shrink replacement in our West segment.

Operating and maintenance expense increased $23.6 million, or 15%, due primarily to higher repairs and maintenance, materials and supplies and system losses in our West segment.

Other (income) expense — net in 2008 reflects an $11.6 million involuntary conversion gain related to the November 2007 Ignacio plant fire. Other (income) expense— net for 2008 and 2007 includes a $6.2 million and $10.4 million impairment, respectively, of our Carbonate Trend pipeline in our Gulf segment.

Operating income increased $32.1 million, or 28%, due primarily to higher per-unit NGL margins on slightly lower sales volumes, an $11.6 million involuntary conversion gain in 2008, higher other fee revenue and higher condensate sales margins in our West segment, combined with higher fractionation and storage revenues in our NGL Services segment and a $4.2 million lower impairment loss on the Carbonate Trend pipeline in our Gulf segment. Partially offsetting these favorable variances were lower fee-based gathering revenues and higher operating and maintenance expenses in our West segment.

Equity earnings — Wamsutter increased $12.3 million, or 16%, due primarily to higher average per-unit NGL margins on increased NGL sales volumes.

Discovery investment income decreased $6.5 million, or 22%, due primarily to lower equity earnings caused by Hurricanes Ike and Gustav, partially offset by hurricane-related receipts under our Discovery-related business interruption policy.

Interest expense increased $8.9 million, or 15%, due primarily to interest on our $250.0 million term loan issued in December 2007 to finance a portion of our acquisition of ownership interests in Wamsutter.

Interest income decreased $2.3 million, or 76%, due primarily to significantly lower daily interest rates on higher fourth-quarter 2008 cash balances compared to fourth quarter 2007.

2007 vs. 2006

Revenues increased $9.4 million, or 2%, due primarily to higher product sales, partially offset by lower fee-based gathering and processing in our West segment, slightly offset by lower revenues in our NGL Services segment.

Product cost and shrink replacement increased $6.2 million, or 4%, due primarily to increased NGL purchases from producers in our West segment, partially offset by lower shrink requirements from the fire at Ignacio and decreased product sales volumes in our NGL Services segment.

Operating and maintenance expense increased $7.1 million, or 5%, due primarily to higher expense in our West segment from increased fuel, rent and leased compression expense, partially offset by lower expense in our NGL Services segment from lower fuel and power costs on lower fractionator throughput.

General and administrative expense increased $6.2 million, or 16%, due primarily to higher Williams’ technical support services and other charges allocated by Williams to us for various administrative support functions.

Other (income) expense — net changed from $2.5 million income in 2006 to $12.1 million expense in 2007 due primarily to the 2007 impairment of the Carbonate Trend pipeline and a $3.6 million gain in 2006 on the sale of the La Maquina carbon dioxide treating facility in the West segment.

Operating income declined $28.1 million, or 20%, due primarily to the impact of the 2007 Ignacio plant fire in our West segment, the 2007 impairment of the Carbonate trend pipeline and higher general and administrative expense. These unfavorable variances were slightly offset by higher revenues and lower operating and maintenance expenses in our NGL Services segment.

Equity earnings — Wamsutter increased $14.5 million, or 24%, due primarily to higher NGL margins and fee-based gathering and processing revenues, partially offset by higher general and administrative expenses.

Discovery investment income increased $10.8 million, or 60%, due primarily to higher gross processing margins that more than offset lower fee-based revenues and higher operating and maintenance expense.

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

	2008	2007	2006
	(In thousands)

Segment revenues	$560,138	$513,787	$502,313
Costs and expenses:
Product cost and shrink replacement	189,192	170,434	159,997
Operating and maintenance expense	156,713	135,782	124,763
Depreciation, amortization and accretion	41,215	41,523	40,055
General and administrative expense — direct	8,333	7,790	11,920
Taxes other than income	8,770	8,869	8,245
Other (income) expense — net	(9,709)	1,698	(2,476)

Total costs and expenses, including interest income	394,514	366,096	342,504

Segment operating income	165,624	147,691	159,809
Equity earnings — Wamsutter	88,538	76,212	61,690

Segment profit	$254,162	$223,903	$221,499

Four Corners

2008 vs. 2007

Revenues increased $46.4 million, or 9%, due primarily to $43.0 million higher product sales revenues and $9.0 million improved other fee revenue, slightly offset by $7.1 million lower gathering revenues. The significant components of the revenue fluctuations are addressed more fully below.

Product sales revenues increased $43.0 million due primarily to:

•	$35.3 million from 22% higher average per-unit NGL sales prices realized on NGL volumes we received under keep-whole and percent-of-liquids processing contracts. NGL sales prices were sharply higher in the first three quarters of 2008 compared to 2007; however, NGL sales prices declined significantly in the fourth quarter of 2008.

•	$6.6 million higher sales of NGLs on behalf of third-party producers. Under these arrangements, we purchase NGLs from the third-party producers and sell them to an affiliate. This increase is offset by higher associated product costs of $6.9 million discussed below.

•	$4.6 million higher condensate sales resulting primarily from higher prices.

These increases in product sales revenues were slightly offset by a $4.4 million impact of 3% lower NGL sales volumes.

Other fee revenue improved $9.0 million due primarily to a $4.4 million fourth-quarter 2008 insurance reimbursement for lost profits under our business interruption insurance related to the November 2007 Ignacio plant fire and the absence of a $3.5 million third-quarter 2007 unfavorable revenue recognition correction for electronic flow measurement fees.

Fee-based gathering revenues decreased $7.1 million, or 4%, due primarily to a $7.6 million decline in revenue from lower gathering volumes. This resulted from the prolonged, severe weather during early 2008 which inhibited both our and our customers’ abilities to access facilities, connect new wells and maintain production. The 2007 volumes were reduced by the fire at the Ignacio gas processing plant in late November 2007.

Product cost and shrink replacement increased $18.8 million, or 11%, due primarily to $10.7 million from higher average natural gas prices for shrink replacement and $6.9 million higher NGL purchases from third-party producers who elected to have us purchase their NGLs (offset by the corresponding increase in product sales discussed above).

Operating and maintenance expense increased $20.9 million, or 15%, due primarily to $12.0 million higher system and imbalance losses and $9.1 million higher repairs and maintenance and materials and supplies expense. During 2008 our volumetric system loss, as a percentage of total volume received, was significantly higher than in 2007. While our system losses are generally an unpredictable component of our operating costs, they can be higher during periods of prolonged, severe weather, such as those we experienced during early 2008. Additionally, operating inefficiencies caused by the fire at Ignacio plant unfavorably impacted our system losses.

Other (income) expense — net improved $11.4 million due primarily to an $11.6 million involuntary conversion gain recognized in 2008 related to the November 2007 Ignacio plant fire.

Segment operating income increased $17.9 million, or 12%, due primarily to:

•	$20.0 million higher NGL margins resulting primarily higher per-unit NGL margins. Record NGL margins experienced during the first three quarters were impacted unfavorably in the fourth-quarter 2008 when NGL sales prices declined significantly.

•	$11.6 million of 2008 involuntary conversion gains.

•	$9.0 million higher other revenues.

Partially offsetting these increases were $20.9 million higher operating and maintenance expenses and $7.1 million lower fee-based gathering revenues.

2007 vs. 2006

Revenues increased $11.5 million, or 2%, due primarily to $23.7 million higher product sales, partially offset by $9.5 million lower gathering and processing revenues. Product sales increased due primarily to:

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

These product sales increases were partially offset by $12.7 million lower revenues related to a decrease in NGL sales volumes. Based on 2006 prices, the $12.7 million includes approximately $9.3 million related to NGL volume reductions caused by the fire at the Ignacio gas processing plant in late November 2007.

Gathering and processing revenues decreased $9.5 million, or 4%, due primarily to $8.3 million lower revenue from a 3% decrease in gathered and processed volumes. Based on 2006 prices, the $8.3 million includes approximately $5.5 million related to gathered and processed volume reductions caused by the fire at the Ignacio plant.

Product cost and shrink replacement increased $10.4 million, or 7%, due primarily to a $15.3 million increase from third-party producers who elected to have us purchase their NGLs, offset by the corresponding increase in product sales revenues discussed above. This increase was partially offset by $6.4 million from lower volumetric shrink requirements under Four Corners’ keep-whole processing contracts. Based on 2006 prices, the $6.4 million includes approximately $5.1 million related to reduced processing activity caused by the fire at the Ignacio plant.

Operating and maintenance expense increased $11.0 million, or 9%, due primarily to:

•	$9.6 million higher non-shrink natural gas purchases caused primarily by $7.9 million higher natural gas costs for steam generation at our Milagro facility. In 2006, our purchase of this natural gas from an affiliate of Williams was favorably impacted by that affiliate’s fixed price natural gas fuel contracts. These contracts expired in the fourth quarter of 2006. Additionally, in 2007 gathering fuel increased $3.3 million including approximately $2.3 million related to lower customer fuel reimbursements and operational inefficiencies caused by the fire at the Ignacio plant.

•	$3.9 million higher rent expense related to the purchase of a temporary special business license upon the expiration of a right-of-way agreement with the Jicarilla Apache Nation.

•	$3.4 million higher leased compression costs.

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

Other (income) expense — net in 2006 includes a $3.6 million gain recognized on the sale of the LaMaquina treating facility. The LaMaquina treating facility was shut down in 2002 and impairments were recorded in 2003 and 2004.

Segment operating income decreased $12.1 million, or 8%, due primarily to an estimated $13.0 million combined impact of the fire at the Ignacio gas processing plant. Higher product sales margins, excluding the impact of the fire, of $17.5 million and $4.1 million lower direct general and administrative expense were offset by $7.7 million higher operating and maintenance expense excluding fire-related items, $4.0 million lower fee-based gathering and processing revenues not related to the fire and $4.2 million lower other (income) expense.

Outlook for 2009

•	NGL and natural gas commodity prices. Because NGL prices, especially ethane, have recently declined, we expect significantly lower per-unit NGL margins in 2009 compared to 2008. We also anticipate periods when it will not be economical to recover ethane, which will reduce our margins. We have no hedges in place in 2009 for either our NGL sales or our natural gas shrink replacement purchases. As evidenced by recent events, NGL, crude and natural gas prices are highly volatile. NGL price changes have historically tracked with changes in the price of crude oil, however ethane prices have recently disassociated from crude prices.

•	Gathering and processing volumes. We expect average gathering and processing volumes for 2009 to be slightly below 2008. Drilling activity by producers is expected to decline in 2009 due to the current credit crisis and economic downturn, together with the low commodity price environment. However, when drilling activity increases, we anticipate that capital investments we completed in 2008 will support producer customers’ drilling activity, expansion opportunities and production enhancement activities.

•	Drilling in Paradox Basin. Third-party producers are drilling in the Paradox Basin in Colorado and we expect to be successful in competing for processing contracts for this gas.

•	Operating costs. We expect and will pursue reductions in certain costs as demand for these resources declines.

•	Assets on Jicarilla land. As previously discussed, we concluded our negotiations with the Jicarilla Apache Nation (JAN) during February 2009 with the execution of a 20-year right-of-way agreement. These terms represent a significant increase over our 2008 JAN expense, including the cost of our special business licenses with the JAN, of $3.5 million. We paid an initial payment of $7.3 million upon execution of the agreement. Beginning in 2010, we will make annual payments of approximately $7.5 million and an additional annual payment which varies depending on per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the agreement. Throughout 2009, we will record an estimate of the additional annual payment to be paid in 2010, based on 2009 NGL margins. Depending primarily on the per-unit NGL margins for any given year, the additional annual payments could approximate the fixed amount.

Wamsutter

Wamsutter is accounted for using the equity method of accounting. As such, our interest in Wamsutter’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The following discussion addresses in greater detail the results of operations for 100% of Wamsutter. Please read Note 6, Equity Investments, of our Notes to Consolidated Financial Statements for discussion of how Wamsutter allocates its net income between its member owners including us.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues	$239,534	$175,309	$176,546
Costs and expenses, including interest:
Product cost and shrink replacement	78,809	46,039	71,088
Operating and maintenance expense	20,973	18,257	17,047
Depreciation and accretion	21,182	18,424	16,189
General and administrative expense	13,507	12,623	8,866
Taxes other than income	1,868	1,637	1,411
Other (income) expense, net	(569)	944	255

Total costs and expenses	135,770	97,924	114,856

Net income	$103,764	$77,385	$61,690

Williams Partners’ interest	$88,538	$76,212	$61,690

2008 vs. 2007

Revenues increased $64.2 million, or 37%, due primarily to $61.6 million higher sales of NGLs which Wamsutter received under keep-whole processing contracts. This increase reflects $39.5 million related to higher average sales prices and $22.1 million related to 23% higher sales volumes. This volumetric increase was due primarily to a lower volume of gas delivered by Wamsutter’s fee-based customers in the first quarter of 2008 due to inclement weather which allowed Wamsutter to process additional keep-whole gas at the Echo Springs plant. Additionally, Wamsutter benefited from the ability to process additional keep-whole gas at CIG’s Rawlins natural gas processing plant.

Product cost and shrink replacement increased $32.8 million, or 71%, due primarily to a $24.2 million increase from higher average natural gas prices and $9.5 million from higher volumetric shrink requirements due to higher volumes processed under Wamsutter’s keep-whole processing contracts. Gas prices in 2007 were impacted by very low local natural gas costs compared with other natural gas markets.

Operating and maintenance expense increased $2.7 million, or 15%, due primarily to higher gathering fuel, third-party processing, and material and supply costs, substantially offset by $5.0 million higher system gains.

Depreciation and accretion increased $2.8 million, or 15%, due primarily to new assets placed into service.

Net income increased $26.4 million, or 34%, due primarily to $27.9 million higher NGL margin resulting from increased per-unit margins on higher NGL sales volumes.

As described in Note 6, Equity Investments, of our Notes to Consolidated Financial Statements, Wamsutter’s net income is allocated based upon the allocation, distribution, and liquidation provisions of its limited liability company agreement. The following table presents the allocation of Wamsutter’s 2008 net income to its unitholders:

	Our Share			Other	Wamsutter
Wamsutter Net Income Allocation	Class A	Class C	WPZ Total	Class C	Net Income
			(Millions)

Net income, beginning December 1, 2007 up to $70.0 million.*	$62.6	$—	$62.6	$—	$62.6
Net income allocation related to 5% of amount over $70.0 million	2.1	—	2.1	—	2.1
Net income for December 2008	1.0	—	1.0	—	1.0
Net income allocation related to transition support payments paid to us	7.6	—	7.6	—	7.6
Remainder net income allocated to Class C members	—	15.2	15.2	15.2	30.4

Totals	$73.3	$15.2	$88.5	$15.2	$103.7

*	$7.4 million of the $70.0 million was recognized in 2007.

2007 vs. 2006

Revenues decreased $1.2 million, or 1%, due primarily to a $12.3 million decrease in product sales revenues, substantially offset by a $10.0 million increase in gathering and fee-based processing revenues.

•	Product sales revenues decreased $20.8 million from 20% lower NGL volumes Wamsutter received under certain processing contracts. Effective January 1, 2007, one significant customer made an election to switch from a keep-whole processing arrangement to a fee-based processing arrangement for three years. This significantly decreased the NGL volumes received by Wamsutter under its keep-whole processing contracts. These product sales decreases were partially offset by a $12.1 million increase related to higher average NGL sales prices.

•	Gathering and fee-based processing revenue increased $5.6 million due to a 9% increase in the average fee and $4.4 million due to an 8% increase in average volumes.

Product cost and shrink replacement decreased $25.0 million, or 35%, due primarily to an $11.2 million decrease from lower average natural gas prices and a $10.4 million decrease from lower volumetric shrink requirements under Wamsutter’s keep-whole processing contracts following the election of one customer to switch to fee-based processing discussed above.

Operating and maintenance expense increased $1.2 million, or 7%, due primarily to higher materials and supplies and outside services expense caused primarily by increased equipment maintenance activity, partially offset by $4.9 million higher system gains.

Depreciation and accretion expense increased $2.2 million, or 14%, due primarily to new assets placed into service.

General and administrative expense increased $3.8 million, or 42%, due primarily to higher charges allocated by Williams to Wamsutter for various technical and administrative support functions.

Net income increased $15.7 million, or 25%, due primarily to $12.9 million higher NGL margins and $10.0 million higher gathering and fee-based processing revenues, partially offset $3.8 million higher general and administrative expenses and $2.2 million higher depreciation and accretion expense.

Outlook for 2009

•	NGL margins. We expect significantly lower cash distributions from Wamsutter in 2009 as compared to 2008, primarily as a result of lower per-unit NGL margins. As evidenced by recent events, NGL, crude and natural gas prices are highly volatile. NGL price changes have historically tracked with changes in the price of crude oil, however ethane prices have recently disassociated from crude prices. As NGL prices, especially ethane, have declined, Wamsutter is experiencing lower per-unit NGL margins in 2009 compared to 2008. Natural gas prices in the Rockies’ basins have been lower than other areas of the country, and we expect this trend to continue. Because natural gas cost is a component of Wamsutter’s NGL margins, Wamsutter expects that per-unit NGL margins may be higher than some other areas of the country. However, Wamsutter may still experience periods when it is not economical to recover ethane, which will reduce its margins.

•	Gathering and processing volumes. We anticipate that our 2009 average gathering volumes will increase slightly over 2008 levels as a result of our well connect activity, producers’ sustained drilling activity, expansion opportunities and production enhancement activities that should be sufficient to more than offset the historical production decline.

•	Third-party processing. In 2008, we executed a new agreement that extended our ability to send excess unprocessed gas to Colorado Interstate’s Rawlins natural gas processing plant through October 2010. This agreement provides Wamsutter with third-party processing of 80 MMcf/d. We expect a full year of natural gas processing in 2009 under this agreement. As a result, total gas processed will increase, Wamsutter will be able to sell higher volumes of NGLs, and operating costs will increase approximately $2 million.

•	Operating costs. We expect and will pursue reductions in certain costs as demand for these resources declines.

Results of operations — Gathering and Processing — Gulf

The Gulf segment includes the Carbonate Trend gathering pipeline and our 60% ownership interest in Discovery.

	2008	2007	2006
	(In thousands)

Segment revenues	$2,096	$2,119	$2,656
Costs and expenses:
Operating and maintenance expense	1,668	1,875	1,660
Depreciation, amortization and accretion	751	1,249	1,200
General and administrative expense — direct	—	—	1
Other, net	6,187	10,406	—

Total costs and expenses	8,606	13,530	2,861

Segment operating loss	(6,510)	(11,411)	(205)
Discovery investment income	22,357	28,842	18,050

Segment profit	$15,847	$17,431	$17,845

Carbonate Trend

2008 vs. 2007

Segment operating loss improved $4.9 million because the impairment loss recognized on the Carbonate Trend assets was $4.2 million lower in 2008 than in 2007. (See Note 7, Other (Income) Expense, of our Notes to Consolidated Financial Statements.)

2007 vs. 2006

Segment operating loss increased $11.2 million due primarily to a $10.4 million impairment of the Carbonate Trend pipeline recognized in 2007. (See Note 7, Other (Income) Expense, of our Notes to Consolidated Financial Statements.)

Discovery

Discovery is accounted for using the equity method of accounting. As such, our interest in Discovery’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The following discussion addresses in greater detail the results of operations for 100% of Discovery.

	2008	2007	2006
	(In thousands)

Revenues	$241,248	$260,672	$197,313
Costs and expenses, including interest:
Product cost and shrink replacement	146,998	155,704	119,552
Operating and maintenance expense	36,670	28,988	23,049
Depreciation and accretion	21,324	25,952	25,562
General and administrative expense	4,500	2,280	2,150
Interest income	(650)	(1,799)	(2,404)
Other (income) expense, net	(1,994)	1,476	(679)

Total costs and expenses	206,848	212,601	167,230

Net income	$34,400	$48,071	$30,083

Williams Partners’ interest	$20,641	$28,842	$18,050

2008 vs. 2007

Revenues decreased $19.4 million, or 7%, due primarily to $13.1 million lower product sales described below and $8.0 million lower fee-based gathering, processing, fractionation and transportation revenue resulting from third and fourth quarter lost revenues in the aftermath of Hurricanes Ike and Gustav. The lower product sales revenues are due primarily to:

•	$21.5 million lower sales of NGLs on behalf of third-party producers as a result of the hurricanes which is offset by lower associated product costs of $21.5 million discussed below.

•	$16.8 million decrease from lower NGL volumes processed under keep-whole and percent-of-liquids arrangements, including lower NGL volumes following Hurricanes Ike and Gustav.

These decreases were partially offset by $26.3 million higher product sales from higher average NGL sales prices realized on sales of NGLs which Discovery received under certain processing contracts.

Product cost and shrink replacement decreased $8.7 million, or 6%, due primarily to a $21.5 million decrease in product purchased from third-party producers as a result of the impact of the hurricanes, partially offset by $15.9 million from higher average natural gas prices.

Operating and maintenance expense increased $7.7 million, or 27%, due primarily to 2008 hurricane survey and repair costs on the gathering system damaged by Hurricane Ike that are not recoverable from insurance.

Depreciation and accretion decreased $4.6 million, or 18%, due primarily to a change in the estimated remaining useful lives of the Larose processing plant and the regulated pipeline and gathering system.

General and administrative expense increased $2.2 million, or 97%, due to an increase in Discovery’s management fee charged by Williams.

Other (income) expense, net improved $3.5 million due to a recently approved Federal Energy Regulatory Commission (FERC) settlement filing that allowed the 2008 reversal of a $3.5 million reserve for system fuel and lost and unaccounted for gas related to 1998 through 2003.

Net income decreased $13.7 million, or 28%, due primarily to $8.0 million lower fee-based gathering, processing, fractionation and transportation revenue resulting from third and fourth quarter lost revenues in the aftermath of Hurricanes Ike and Gustav, $7.7 million higher operating and maintenance expense and $5.4 million lower NGL sales margins, slightly offset by $4.6 million lower depreciation and accretion expense.

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

Product sales increased $73.8 million primarily due to a $36.8 million increase in NGL sales volumes received under certain processing contracts, including an October 2006 TETCO percent-of-liquids processing agreement, $26.2 million from higher average NGL prices and an $8.1 million increase in NGL sales related to processing customers’ elections to have Discovery purchase their NGLs.

The $9.9 million decrease in fee-based transportation, gathering, processing and fractionation revenues is due primarily to the reduced fee-based revenues related to processing TGP and TETCO volumes under the open season agreements discussed above.

Product cost and shrink replacement increased $36.2 million, or 30%, due primarily to $19.4 million higher volumetric natural gas requirements from increased processing activity and $7.8 million higher product purchase costs for the processing customers who elected to have Discovery purchase their NGLs.

Operating and maintenance expense increased $5.9 million, or 26%, due primarily to higher property insurance premiums related to increased hurricane activity in the Gulf Coast region in prior years and other costs related to decommissioning two pipelines.

Net income increased $18.0 million, or 60%, due primarily to $39.0 million higher gross processing margins resulting from higher NGL sales volumes and prices, partially offset by $9.9 million lower fee-based transportation, gathering, processing and fractionation revenues and $5.9 million higher operating and maintenance expense.

Outlook for 2009

•	Gross processing margins. We expect significantly lower cash distributions from Discovery in 2009 compared to 2008 primarily as a result of lower per-unit NGL margins. As evidenced by recent events, NGL, crude and natural gas prices are highly volatile. NGL price changes have historically tracked with changes in the price of crude oil, however ethane prices have recently disassociated from crude prices. As NGL prices, especially ethane, have declined, Discovery is experiencing significantly lower gross processing margins in 2009 compared to 2008. We anticipate periods when it is not economical to recover ethane, which will reduce Discovery’s margins.

•	Plant inlet volumes. Discovery’s Larose gas processing plant is currently processing approximately 400 BBtu/d from all sources and we expect this volume to be similar through the first quarter due to the current unfavorable economic processing environment. This represents a decrease from the 600 BBtu/d being processed prior to Hurricanes’ Gustav and Ike in 2008. Throughout the pipeline repair period, Discovery continued to process approximately 200 BBtu/d of on-shore gas from third-party pipelines. In the late third quarter of 2009, we expect ATP Oil and Gas Corporation will begin delivering volumes of approximately 30 BBtu/d from the dedicated blocks in their Gomez prospect and their Mirage and Morgas prospects.

•	Hurricane Damage Impact. We expect little, if any, ongoing impact beyond February 2009 from the 2008 hurricanes. Discovery’s 30-inch mainline gathering system was repaired and returned to service in mid-January 2009. We expect business interruption insurance to largely mitigate lost profits associated with outages beyond the 60-day deductible period which ended in 2008.

•	First Quarter Discovery Distribution. As a result of lower margins and reduced volumes flowing through Discovery’s offshore gathering system in the first quarter of 2009, we do not expect to receive a cash distribution in April 2009 from Discovery’s first-quarter 2009 operating cash flows.

•	Tahiti Production. Discovery expects to begin receiving revenues from its Tahiti pipeline lateral by the third quarter of 2009 based on Chevron’s announcement regarding expected timing of first production. Any delays Chevron experiences in bringing their production online will further impact the initial timing of revenues for Discovery. Discovery expects approximately 50 BBtu/d from Tahiti.

•	Other new supplies. During 2009, Discovery expects to add approximately 75 BBtu/d of throughput volumes from the Clipper, Daniel Boone, Pegasus, Valley Forge and Yosemite prospects.

•	Operating costs. As a result of the damage caused by the 2008 hurricanes, Discovery expects a significant increase in property damage insurance premiums in 2009.

Results of operations — NGL Services

The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our 50% undivided interest in the Conway fractionator.

	2008	2007	2006
	(In thousands)

Segment revenues	$74,826	$56,911	$58,441
Costs and expenses:
Product cost	16,886	11,264	15,511
Operating and maintenance expense	27,520	24,686	28,791
Depreciation and accretion	3,063	3,720	2,437
General and administrative expense — direct	2,582	2,190	1,149
Other, net	737	746	719

Total costs and expenses	50,788	42,606	48,607

Segment profit	$24,038	$14,305	$9,834

2008 vs. 2007

Segment revenues increased $17.9 million, or 31%, due primarily to higher fractionation, product sales and storage revenues. The significant components of the revenue fluctuations are addressed more fully below.

•	Fractionation revenues increased $7.8 million due primarily to a 59% higher average fractionation rate and 6% higher volumes. The higher average rate is due primarily to the December 2007 expiration of a fractionation contract with a cap on the per-unit fee, which limited our ability to pass through increases in fractionation fuel expense to this customer.

•	Product sales increased $5.4 million due to higher sales volumes and an increase in average product sales prices. This increase was slightly offset by the related increase in product cost discussed below.

•	Storage revenues increased $3.4 million due primarily to higher storage revenues from new storage leases.

Product cost increased $5.6 million, or 50%, due to the higher product sales volumes and prices discussed above.

Operating and maintenance expense increased $2.8 million, or 11%, due primarily to $4.0 million unfavorable storage product losses, $2.5 million higher maintenance costs and $1.3 million higher fractionation fuel costs. These increases were partially offset by a $2.9 million product imbalance adjustment in 2008 and $2.0 million of fractionation blending gains.

Segment profit increased $9.7 million, or 68%, due primarily to higher fractionation and storage revenues, partially offset by higher operating and maintenance expenses.

2007 vs. 2006

Segment revenues decreased $1.5 million, or 3%, due primarily to $4.7 million lower product sales revenues and a $2.1 million decrease in fractionation revenues resulting from lower volumes and rates, partially offset by $2.8 million higher storage revenues and $2.5 million higher product upgrade fee revenues.

Product cost decreased $4.2 million, or 27%, due to the lower product sales volumes.

Operating and maintenance expense decreased $4.1 million, or 14%, due primarily to lower fuel and power costs related to lower fractionator throughput and lower repairs and maintenance costs.

Depreciation and accretion expense increased $1.3 million, or 53%, due primarily to asset retirement obligation assumption changes and higher depreciation expense related to a larger property base.

Segment profit increased $4.5 million, or 45%, due primarily to higher storage and product upgrade fee revenues and lower repair and maintenance costs. These increases were partially offset by higher depreciation and accretion expense and higher general and administrative expense.

Outlook for 2009

•	We expect 2009 storage revenues will remain approximately consistent with 2008 due to continued strong demand for propane and natural gasoline storage as well as higher priced specialty storage services.

•	We continue to perform a large number of storage cavern workovers and wellhead modifications to comply with KDHE regulatory requirements. We expect outside service costs to continue at current levels throughout 2009 to ensure that we meet the regulatory compliance requirements.

Financial Condition and Liquidity

The global recession and resulting drop in demand and prices for NGLs has significantly reduced the profitability and cash flows of our gathering and processing businesses including Four Corners, Wamsutter and Discovery. We expect low NGL margins during 2009 and periods when it is not economical to recover ethane, which will further reduce our margins. As a result, we expect cash flow from operations, including cash distributions from Wamsutter and Discovery, to be significantly lower in 2009 than 2008. While our goal is to maintain the current level of distributions, we may need to reduce distributions if energy prices and margins decline further or remain at low levels for a prolonged period of time, and/or if other unexpected events adversely affect cash flows. Additionally, the recent instability in financial markets has created global concerns about the liquidity of financial institutions and is having overarching impacts on the economy as a whole. However, we have no debt maturities until 2011, and as of February 23, 2009, we have approximately $70.0 million of cash and cash equivalents and $208 million of available capacity under our credit facilities. The availability of the capacity under the credit facilities may be restricted under certain circumstances as discussed below under “ — Credit Facilities.” Therefore, we believe we have the financial resources and liquidity necessary to meet requirements for working capital, capital and investment expenditures, debt service and quarterly cash distributions.

We anticipate our more significant sources of liquidity will include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from Wamsutter and Discovery; and

•	Credit facilities, as needed and available.

We anticipate our more significant liquidity requirements to be:

•	Maintenance and expansion capital expenditures for our Four Corners and Conway assets;

•	Contributions we must make to Wamsutter to fund certain of its capital expenditures;

•	Cash calls from Discovery for hurricane damage repairs, which generally should be reimbursed by insurance;

•	Interest on our long-term debt; and

•	Quarterly distributions to our unitholders.

Additionally, we plan to continue pursuing select value-adding growth opportunities in a prudent manner.

Available Liquidity at December 31, 2008 (in millions):

Cash and cash equivalents	$116.2
Available capacity under our $450 million five-year senior unsecured credit facility(1)	188.0
Available capacity under our $20 million revolving credit facility with Williams as lender	20.0

Total	$324.2

(1)	The original amount has been reduced by $12.0 million due to the bankruptcy of the parent company and certain affiliates of Lehman Brothers Commercial Bank (Lehman). See Note 10, Long-Term Debt, Credit Facilities and Leasing Activities, of our Notes to Consolidated Financial Statements. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by this reduction. Additionally, availability of our capacity under this credit facility in future periods could be constrained by compliance with required covenants.

These liquidity sources and cash requirements are discussed in greater detail below.

Wamsutter Distributions

Wamsutter expects to make quarterly distributions of available cash to its members pursuant to the terms of its limited liability company agreement. Available cash is defined as cash generated from Wamsutter’s business less reserves that are necessary or appropriate to provide for the conduct of its business and to comply with applicable law and/or debt instrument or other agreement to which it is a party. Wamsutter has made the following distributions to its members for 2008 (all amounts in thousands):

		Our Share
Date of Distribution	Total Distribution to Members	Class A	Class C	Other Class C

3/28/08	$25,000	$17,876	$3,562	$3,562
6/30/08	30,500	18,150	6,175	6,175
9/30/08	35,500	18,400	8,550	8,550
12/30/08	20,000	17,624	1,188	1,188

Total	$111,000	$72,050	$19,475	$19,475

We expect significantly lower cash distributions from our Wamsutter investment as a result of sharply lower expected NGL margins in 2009.

See Note 6, Equity Investments, of our Notes to Consolidated Financial Statements for a description of how Wamsutter distributes its available cash. Generally, as holder of the Class A membership interests we are entitled to the first $17.5 million that Wamsutter distributes each quarter.

Discovery Distributions

Discovery expects to make quarterly distributions of available cash to its members pursuant to the terms of its limited liability company agreement. Discovery made the following 2008-2009 distributions to its members (all amounts in thousands):

Date of Distribution	Total Distribution to Members	Our 60% Share

1/30/08	$28,000	$16,800
4/30/08	$26,000	$15,600
7/30/08	$22,000	$13,200
10/30/08	$18,000	$10,800
1/30/09	$—	$—

As a result of disruptions and damage from Hurricanes Gustav and Ike, Discovery did not make a distribution for the fourth quarter of 2008 in January 2009. We also expect significantly lower cash distributions from our Discovery investment as a result of sharply lower expected NGL margins in 2009.

Insurance Recoveries

On September 13, 2008, Hurricane Ike hit the Gulf Coast area, and Discovery’s offshore gathering system sustained damage. Inspections revealed that an 18-inch lateral was severed from its connection to the 30-inch mainline in 250 feet of water. The estimated total cost to repair the gathering system is approximately $60.5 million, including $52.1 million in potentially reimbursable expenditures in excess of the insurance deductible and $2.0 million in unreimbursable expenditures. Of the total amount, $33.5 million has been incurred through December 31, 2008. Discovery funded the $6.4 million deductible amount with cash on hand and filed for and received a prepayment of $23.6 million from the insurance provider. Repair costs in excess of the deductible, net of any insurance prepayments, may be funded with cash calls from its members, including us. Once Discovery receives the related insurance proceeds, it will make special distributions back to its members. We have filed for reimbursement from our insurance carrier for lost profits under our Discovery-related business interruption policy, which has a 60-day deductible period, and have received $4.4 million to date.

Credit Facilities

We have a $200.0 million revolving credit facility with Citibank, N.A. as administrative agent available for borrowings and letters of credit. The parent company and certain affiliates of Lehman, who is committed to fund up to $12.0 million of our revolving credit facility, have filed for bankruptcy. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of other participating banks under this agreement remain in effect and are not impacted by this reduction. Borrowings under this agreement must be repaid on or before December 11, 2012. There were no amounts outstanding at December 31, 2008 under the revolving credit facility.

The credit agreement contains various covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur indebtedness, grant certain liens supporting indebtedness, merge, consolidate or allow any material change in the character of its business, sell all or substantially all of our assets, or make distributions or other payments other than distributions of available cash under certain conditions. Significant financial covenants under the credit agreement include the following:

•	We are required to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of no greater than 5.00 to 1.00. This ratio may be increased in the case of an acquisition of $50.0 million or more, in which case the ratio will be 5.50 to 1.00 for the fiscal quarter in which the acquisition occurs and three fiscal quarter-periods following such acquisition. At

December 31, 2008, our ratio of consolidated indebtedness to the consolidated EBITDA, as calculated under this covenant, of approximately 2.98 is in compliance with this covenant.

•	Our ratio of consolidated EBITDA to consolidated interest expense (as defined in the credit agreement) must be not less than 2.75 to 1.00 as of the last day of any fiscal quarter commencing March 31, 2008 unless we obtain an investment grade rating from Standard and Poor’s Ratings Services or Moody’s Investors Service and the rating from the other agency is not less than Ba1 or BB+, as applicable. At December 31, 2008, our ratio of consolidated EBITDA to consolidated interest expense, as calculated under this covenant, of approximately 5.13 is in compliance with this covenant.

Although it is difficult to predict future commodity pricing, we expect to remain in compliance with the credit agreement ratios described above throughout 2009 given the current energy commodity price and NGL margin environment. Inasmuch as the ratios are calculated on a rolling four-quarter basis, the ratios at December 31, 2008, do not reflect a full-year impact of the lower earnings we experienced in the fourth quarter of 2008. If unexpected events happen or economic conditions or energy commodity prices and NGL margins decline further for a prolonged period of time, our financial covenant ratios may fall below required levels. If such a situation appeared likely, we would take actions necessary to avoid a breach of our covenants, including seeking covenant relief through waivers or the restructuring or replacement of our facility, reducing our indebtedness or seeking assistance from our general partner. Market conditions could make these alternatives challenging, and no assurances can be given that we would be successful in our efforts. Even if successful, we could experience increased borrowing costs and reduced liquidity which could limit our ability to fund capital expenditures and make cash distributions to unitholders. In the event that despite our efforts we breach our financial covenants causing an event of default, the lenders could, among other things, accelerate the maturity of any borrowings under the facility (including our $250 million term loan) and terminate their commitments to lend.

In addition, our ability to borrow the remaining $188 million currently available under the credit facility could be restricted by the impact of weaker energy commodity prices or future borrowings. Either could limit our ability to borrow the full amount under the credit agreement because incremental future borrowings are only permitted if the financial ratios would be met when calculated with the inclusion of the new borrowing.

We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital borrowings. We are required to and have reduced all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. Borrowings under the credit facility mature on June 20, 2009 and bear interest at the one-month LIBOR. As of December 31, 2008, we had no outstanding borrowings under the working capital credit facility.

Wamsutter has a $20.0 million revolving credit facility with Williams as the lender. The credit facility is available exclusively to fund Wamsutter’s working capital requirements. Borrowings under the credit facility mature on December 12, 2009 with four, one-year automatic extensions unless terminated by either party. Wamsutter pays a commitment fee to Williams on the unused portion of the credit facility of 0.125% annually. Interest on any borrowings under the facility will be calculated upon a periodic fixed rate equal to LIBOR plus an applicable margin, or a base rate plus the applicable margin. As of December 31, 2008, Wamsutter had no outstanding borrowings under the credit facility.

Credit Ratings

The table below presents our current credit ratings on our senior unsecured long-term debt.

Senior Unsecured
Rating Agency	Date of Last Change	Outlook	Debt Rating

Standard & Poor’s	November 9, 2007	Stable	BBB-
Moody’s Investor Service	November 6, 2008	Negative	Ba2
Fitch Ratings	May 8, 2008	Stable	BB+

At December 31, 2008, the evaluation of our credit rating is “stable outlook” from Standard and Poor’s and Fitch Ratings agencies. On November 6, 2008, Moody’s Investors Service (Moody’s) changed the ratings outlook for Williams and each of Williams’ rated subsidiaries, including WPZ, from “stable” to “negative” following the announcement that Williams’ management and board of directors were evaluating a variety of structural changes to Williams. On February 26, 2009, Moody’s revised Williams, and certain Williams’ rated subsidiaries, excluding us, to “stable” from “negative.”

With respect to Moody’s, a rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. A “Ba” rating indicates an obligation that is judged to have speculative elements and is subject to substantial credit risk. The “1”, “2” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” indicates a ranking at the lower end of the category.

With respect to Standard and Poor’s, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard and Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard and Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

With respect to Fitch, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. A “BB” rating from Fitch indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing.

Capital Expenditures

The natural gas gathering, treating, processing and transportation, and NGL fractionation and storage businesses are capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital expenditures of these businesses consist primarily of:

•	Maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets, including certain well connection expenditures, and to extend their useful lives including expenditures which are mandatory and/or essential for maintaining the reliability of our operations; and

•	Expansion capital expenditures, which tend to be more discretionary than maintenance capital expenditures, include expenditures to acquire additional assets to grow our business, to expand and upgrade plant or pipeline capacity and to construct new plants, pipelines and storage facilities.

Actual and estimated capital expenditures for the years ending December 31, 2008 and 2009, respectively, are as follows (all amounts in millions):

	Actual Expenditures
	December 31, 2008			Estimated Expenditures for 2009
Company	Maintenance	Expansion	Total	Maintenance	Expansion	Total

Four Corners	$18.9	$3.7	$22.6	$15 – 20	$5 – 10	$20 – 30
Conway	2.9	6.1	9.0	3 – 6	8 – 12	11 – 18
Wamsutter (our share)	21.4	3.5	24.9	20 – 25	—	20 – 25
Discovery (our share)	0.7	9.0	9.7	1 – 3	1 – 3	2 – 6

The table above does not include capital expenditures related to the replacement of capital assets destroyed by the November 2007 fire at Four Corners’ Ignacio gas processing plant nor repairs to Discovery’s offshore-gathering system damaged by Hurricane Ike. We expect those expenditures that exceed the property insurance deductible will be reimbursed by insurance. Our 2008 Statement of Cash Flows includes $14.3 million of these reimbursed or reimbursable capital expenditures for the Ignacio plant.

We expect to fund Four Corners’ and Conway’s maintenance and expansion capital expenditures with cash flows from operations. Four Corners’ estimated maintenance capital expenditures for 2009 include a range of $12.0 million to $14.0 million related to well connections necessary to connect new sources of throughput for the Four Corners’ system which serve to offset the historical decline in throughput volumes. Four Corners’ expansion capital expenditures relate primarily to plant and gathering system expansion projects. Four Corners’ actual maintenance expenditures for 2008 have been reduced $3.5 million for amounts reimbursed by producers for prior-year well connect costs. Conway’s expansion capital expenditures relate to two projects: first, the drilling of five new ethane/propane mix caverns and conversion of certain ethane/propane caverns for use as propane storage caverns and second, the completion of a project to improve our flexibility and storage capabilities with respect to refinery grade butane.

Wamsutter’s estimated maintenance capital expenditures for 2009 include a range of $20.0 million to $22.0 million related to well connections necessary to connect new sources of throughput for the Wamsutter system which serve to offset the historical decline in throughput volumes. We expect Wamsutter will fund its maintenance capital expenditures through its cash flows from operations.

Wamsutter funds its expansion capital expenditures through capital contributions from its members as specified in its limited liability company agreement. This agreement specifies that expansion capital projects with expected total expenditures in excess of $2.5 million at the time of approval and well connections that increase gathered volumes beyond current levels be funded by contributions from its Class B membership, which we do not own. However, our ownership of the Class A membership interest requires us to provide capital contributions related to expansion projects with expected total expenditures less than $2.5 million at the time of approval. Wamsutter will issue Class C units to us for the expansion capital projects we fund.

Discovery will fund its maintenance and expansion capital expenditures either by cash calls to its members or from its cash flows from operations. We expect that Discovery will cash call us for $4.2 million in February 2009 for the Tahiti project and we expect to receive a $1.8 million reimbursement of those costs pursuant to the requirements of our omnibus agreement with Williams. Also, we expect that in 2009, Discovery may cash call us for up to $6.3 million for repair costs on the offshore-gathering system damaged by Hurricane Ike. We expect to be reimbursed by Discovery after it receives the property insurance proceeds.

Debt Service — Long-Term Debt

We have $150.0 million senior unsecured notes outstanding that bear interest at 7.5% per annum payable semi-annually in arrears on June 15 and December 15 of each year. The senior notes mature on June 15, 2011.

We have $600.0 million of 7.25% senior unsecured notes outstanding. The maturity date of the notes is February 1, 2017. Interest is payable semi-annually in arrears on February 1 and August 1 of each year.

We have a $250.0 million floating-rate term loan outstanding under a $450.0 million senior unsecured credit agreement with Citibank, N.A. as administrative agent. As previously discussed in “Credit Facilities,” we also have a revolving credit facility under this same credit agreement. This borrowing must be repaid before December 11, 2012.

Cash Distributions to Unitholders

We have paid quarterly distributions to our unitholders and our general partner interest after every quarter since our IPO on August 23, 2005. Our most recently declared quarterly distribution of $41.6 million was paid on February 13, 2009 to the general partner interest and common and subordinated unitholders of record at the close of business on February 6, 2009. This distribution included an incentive distribution to our general partner of approximately $7.3 million. As previously disclosed, sustained lower NGL margins, which are significantly reducing our profitability and cash flows, could result in a reduction in our cash distribution to unitholders.

Results of Operations — Cash Flows

Williams Partners L.P.

	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$247,390	$179,104	$169,450
Net cash used by investing activities	(15,097)	(385,871)	(624,213)
Net cash provided (used) by financing activities	(152,325)	185,423	505,465

Net cash provided by operating activities:

Net cash provided by operating activities increased $68.3 million in 2008 as compared to 2007 due primarily to $95.9 million higher distributions related to our Wamsutter ownership interests purchased in December 2007 and $9.8 million higher operating income excluding non-cash items.

Partially offsetting these increases was an additional $26.7 million of interest paid due primarily to our $250.0 million term loan issued in December 2007 and timing of interest payments on our $600.0 million senior unsecured notes. Additionally, distributions related to our Discovery investment decreased $5.6 million and changes in working capital excluding accrued interest decreased $5.0 million.

Net cash provided by operating activities increased $9.7 million in 2007 as compared to 2006 due primarily to $40.2 million from changes in working capital, excluding accrued interest. Cash provided by working capital increased due primarily to $25.4 million in lower accounts receivable and $17.8 million in higher accounts payable between periods. We also had $14.2 million higher distributions related to the equity earnings of Discovery.

Partially offsetting these increases were $33.2 million in higher cash interest payments for the interest on our $750.0 million senior unsecured notes issued in 2006 to finance our acquisition of Four Corners and $11.5 million lower operating income excluding non-cash items.

Net cash used by investing activities:

Net cash used by investing activities in 2008 includes $14.3 million of capital expenditures for the replacement of capital assets destroyed by the November 2007 fire at Four Corners’ Ignacio gas processing plant, partially offset by $13.1 million of related insurance proceeds. Additionally, net cash used by investing activities in 2008, 2007 and 2006 includes maintenance and expansion capital expenditures and related change in accrued liabilities.

Net cash used by investing activities in 2007 also includes the purchase of the Wamsutter ownership interests on December 11, 2007 and the additional 20% ownership interest in Discovery on June 28, 2007. Since these ownership interests were purchased from Williams, the transactions were between entities under common control, and have been accounted for at historical cost. Therefore the amount reflected as cash used by investing activities for these purchases represents the historical cost to Williams.

Net cash used by investing activities in 2006 relates primarily to the $607.5 million acquisition of Four Corners. Because Four Corners was an affiliate of Williams at the time of these acquisitions, these transactions are accounted for as a combination of entities under common control and the acquisition is recorded at historical cost rather than the actual consideration paid to Williams.

Net cash provided (used) by financing activities:

Net cash used by financing activities in 2008 includes distributions to unitholders and our general partner of $155.4 million.

Net cash provided by financing activities in 2007 includes $265.9 million of net proceeds from debt and equity issuances related to our acquisition of the Wamsutter ownership interests less the related amounts distributed to Williams in excess of Wamsutter’s contributed basis and $87.3 million of distributions to unitholders and our general partner.

Net cash provided by financing activities in 2006 includes $624.5 million of net proceeds from debt and equity issuances related to our acquisition of Four Corners less the related amounts distributed to Williams in excess of Four Corners’ contributed basis. It also includes a $114.5 million pass through of Four Corners’ net cash flows to Williams under the cash management program in place prior to the purchase of Four Corners by us and $25.5 million of contributions from our general partner, partially offset by $30.0 million of distributions to unitholders and our general partner.

Wamsutter — 100%

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$133,641	$85,541	$75,641
Net cash used by investing activities	(57,539)	(31,624)	(36,040)
Net cash used by financing activities	(76,102)	(53,917)	(39,601)

Net cash provided by operating activities increased $48.1 million from 2008 to 2007 due primarily to a $27.7 million increase in operating income, as adjusted for non-cash expenses, and a $20.4 million increase in cash provided primarily by changes in accounts receivable.

The $9.9 million increase in net cash provided by operating activities in 2007 as compared to 2006 is due primarily to $19.3 million increase in operating income, as adjusted for non-cash expenses, partially offset by $9.4 million lower cash provided from changes in working capital.

Net cash used by investing activities in 2008 is primarily comprised of capital expenditures related to plant expansion projects and connection of new wells. Net cash used by investing activities in 2007 and 2006 is primarily comprised of capital expenditures related to the connection of new wells.

Net cash used by financing activities for 2008 is almost entirely related to cash distributions to Wamsutter’s members pursuant to the distribution provisions of Wamsutter’s limited liability company agreement. Net cash used by financing activities in 2007 and 2006 is primarily distributions of Wamsutter’s net cash flows to Williams pursuant to its participation in Williams’ cash management program.

Discovery — 100%

	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$91,654	$62,092	$63,456
Net cash used by investing activities	(7,187)	(5,914)	(17,162)
Net cash used by financing activities	(80,924)	(55,252)	(30,089)

Net cash provided by operating activities increased $29.6 million in 2008 as compared to 2007 due primarily to a $49.1 million increase in cash provided by working capital changes resulting from the impact of the hurricanes, partially offset by $18.7 million lower net income as adjusted for non-cash items.

Net cash provided by operating activities decreased $1.4 million in 2007 as compared to 2006 due primarily to an increase in cash used for working capital of $20.3 million, substantially offset by an increase of $19.0 million in operating income as adjusted for non-cash items.

Net cash used by investing activities includes $9.9 million, $29.1 million and $32.9 million of capital spending in 2008, 2007 and 2006, respectively. The 2008 expenditures were for the Tahiti lateral and other smaller projects. The 2007 and 2006 expenditures were primarily for the Tahiti project, partially offset by the use of $22.6 million and $15.8 million of Tahiti-related restricted cash in 2007 and 2006, respectively.

Net cash used by financing activities include normal cash distributions to Discovery’s members of $94.0 million, $59.2 million and $43.6 million in 2008, 2007 and 2006, respectively. Net cash used by financing activities in 2008 also includes $13.1 million of capital contributions from Discovery’s members for the Tahiti pipeline lateral expansion, other capital expansion projects and hurricane damage repair. Net cash used by financing activities in 2006 includes $13.5 million of capital contributions related to the Tahiti pipeline lateral expansion.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2008, is as follows (in thousands):

	2009		2010-2011	2012-2013	2014+		Total

Long-term debt:
Principal	$—		$150,000	$250,000	$600,000		$1,000,000
Interest	67,804	(a)	130,014	99,517	152,250		449,585
Capital leases	—		—	—	—		—
Operating leases(b)	1,357		1,276	90	—		2,723
Purchase obligations	15,958	(c)	240	240	120	(d)	16,558
Other long term liabilities(e)	—		—	—	—		—

Total	$85,119		$281,530	$349,847	$752,370		$1,468,866

(a)	The assumed interest rate on our $250.0 million term loan is based on the forecasted forward LIBOR plus the applicable margin.

(b)	Subsequent to year end, we entered into a 20-year right-of-way agreement with the JAN, which is considered an operating lease. We are required to make a fixed payment of $7.5 million annually and an additional annual payment, which varies depending on per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the right-of-way agreement. The table above does not include any amounts related to this agreement.

(c)	Includes the open purchase orders as of December 31, 2008 to be paid in 2009.

(d)	Year 2014 represents one year of payments associated with an operating agreement whose term is tied to the life of the underlying gas reserves.

(e)	Subsequent to year end, we entered into a five-year agreement for compression services. Payments under this agreement will vary depending upon the extent and amount of compression services needed to meet producer service requirements. The table above does not include any amounts related to this agreement, which are estimated to be approximately $24.0 million annually.

Our equity investee, Wamsutter, also has contractual obligations for which we are not contractually liable. These contractual obligations, however, will impact Wamsutter’s ability to make cash distributions to us. A summary of Wamsutter’s total contractual obligations as of December 31, 2008, is as follows (in thousands):

	2009	2010-2011	2012-2013	2014+	Total

Notes payable/long-term debt	$—	$—	$—	$—	$—
Capital leases	—	—	—	—	—
Operating leases	1,362	1,429	50	10	2,851
Purchase obligations(a)	74,058	47,313	—	—	121,371
Other long-term liabilities	—	—	—	—	—

Total	$75,420	$48,742	$50	$10	$124,222

(a)	Includes the open purchase orders as of December 31, 2008 to be paid in 2009 and 2010. This amount includes large growth projects of $120.0 million that will be funded by contributions from Wamsutter’s Class B membership, which we do not own.

Our equity investee, Discovery, also has contractual obligations for which we are not contractually liable. These contractual obligations, however, will impact Discovery’s ability to make cash distributions to us. A summary of Discovery’s total contractual obligations as of December 31, 2008, is as follows (in thousands):

	2009	2010-2011	2012-2013	2014+	Total

Notes payable/long-term debt	$—	$—	$—	$—	$—
Capital leases	—	—	—	—	—
Operating leases	1,241	2,482	2,482	2,105	8,310
Purchase obligations	7,917	—	—	—	7,917
Other long-term liabilities	—	—	—	—	—

Total	$9,158	$2,482	$2,482	$2,105	$16,227

Effects of Inflation

We have experienced increased costs in recent years due to the effects of growth in the oil and gas industry, which has increased competition for resources. A significant portion of Four Corners’ and Wamsutter’s respective gathering and processing revenues are from contracts that include escalation clauses that provide for an annual escalation based on an inflation-sensitive index. These escalations, combined with increased fees where competition permits for new and amended contracts, help to offset these inflationary pressures; however, they may not always approximate the actual inflation rate we experience due to geographic and/or industry-specific inflationary pressures on our costs and expenses. We have significant annual capital expenditures related to well connections and gathering system expansions necessary to connect new sources of throughput to these systems as throughput volumes from existing wells will naturally decline over time.

Regulatory Matters

Discovery’s natural gas pipeline transportation and some gathering are subject to rate regulation by the FERC under the Natural Gas Act. For more information on federal and state regulations affecting our business, please read “Risk Factors” and “FERC Regulation” elsewhere in this report.

Environmental

We are a participant in certain hydrocarbon removal and groundwater monitoring activities associated with certain well sites in New Mexico. Of nine remaining active sites, product removal is ongoing at four and groundwater monitoring is ongoing at each site. As groundwater concentrations reach and sustain closure criteria levels and state regulator approval is received, the sites will be properly abandoned. We expect the remaining sites will be closed within four to seven years. As of December 31, 2008, we had accrued liabilities totaling $1.5 million for these environmental activities. Actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by governmental authorities and other factors.

Our Conway storage facilities are subject to strict environmental regulation by the Kansas Department of Health and Environment (KDHE) under the Underground Hydrocarbon and Natural Gas Storage program, which became effective in 2003. We are in the process of modifying our Conway storage facilities, including the caverns and brine ponds, and we expect our storage operations will be in compliance with the Underground Hydrocarbon and Natural Gas Storage program regulations by the applicable required compliance dates. In response to these increased costs, we raised our storage rates by an amount sufficient to preserve our margins in this business. Accordingly, we do not believe that these increased costs have had a material effect on our business or results of operations. We expect on average to complete workovers on each of our caverns every five to ten years and install double liners on each of our brine ponds every 18 years.

We are a participant in certain environmental remediation activities associated with soil and groundwater contamination at our Conway storage facilities. These activities relate to four projects that are in various remediation stages including assessment studies, cleanups and/or remedial operations and monitoring. We continue to coordinate with the KDHE to develop screening, sampling, cleanup and monitoring programs. The costs of such activities will depend upon the program scope ultimately agreed to by the KDHE and are expected to be paid over the next two to six years. Under an omnibus agreement with Williams entered into at the closing of the IPO, Williams agreed to indemnify us for certain remediation expenditures, including Conway plumes and required wellhead control equipment and well meters. At December 31, 2008, approximately $7.3 million remains available for this indemnification. We had accrued liabilities totaling $3.3 million for these costs at December 31, 2008. Actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.

In connection with our operations at the Conway facilities, we are required by the KDHE regulations to provide assurance of our financial capability to plug and abandon the wells and abandon the brine facilities we operate at Conway. Williams has posted a letter of credit on our behalf in the amount of $19.9 million to guarantee our plugging and abandonment responsibilities for these facilities. We anticipate providing assurance in the form of letters of credit in future periods until such time as we obtain an investment-grade credit rating or are capable of meeting KDHE financial strength tests. After our filing of this Annual Report on Form 10-K, we will request the state to accept a financial test in lieu of the letters of credit.

In connection with the construction of Discovery’s pipeline, approximately 73 acres of marshland was traversed. Discovery is required to restore marshland in other areas to offset the damage caused during the initial construction. In Phase I of this project, Discovery created new marshlands to replace about half of the traversed acreage. Phase II, which completed the project, began during 2005 and was completed in October 2008.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity price risk and interest rate risk.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of NGLs and natural gas, as well as other market factors, such as market volatility and commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets and our long-term energy-related contracts. In 2007 and 2008, we managed a portion of the risks associated with these market fluctuations using various derivative contracts. All of our derivatives expired as of December 31, 2008.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. A majority of our current debt portfolio is comprised of fixed interest rate debt which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit agreements would be at a variable interest rate and would expose us to the risk of increasing interest rates.

The tables below provide information about our interest rate-sensitive instruments as of December 31, 2008 and 2007. Long-term debt in the table represents principal cash flows by expected maturity date. The fair value of our private debt is valued based on the prices of similar securities with similar terms and credit ratings.

					Fair Value	Fair Value
					December 31,	December 31,
	2011	2012	2017	Total	2008	2007
	(Dollars in millions)

Long-term debt:
Fixed rate	$150.0	$—	$600.0	$750.0	$591.9	$777.5
Interest rate	7.50%		7.25%
Variable rate	$—	$250.0	$—	$250.0	$233.4	$250.0
Interest rate(1)		1.221%

(1)	The weighted-average interest rate for 2008 is LIBOR plus .75 percent.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors of Williams Partners GP LLC,
General Partner of Williams Partners L.P.,
and the Limited Partners of Williams Partners L.P.

We have audited Williams Partners L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Williams Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Williams Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Williams Partners L.P. as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Tulsa, Oklahoma
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Williams Partners GP LLC,
General Partner of Williams Partners L.P.,
and the Limited Partners of Williams Partners L.P.

We have audited the accompanying consolidated balance sheets of Williams Partners L.P. as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Partners L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Williams Partners L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Tulsa, Oklahoma
February 23, 2009

WILLIAMS PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$116,165	$36,197
Accounts receivable:
Trade	16,279	12,860
Affiliate	11,652	20,402
Other	2,919	2,543
Product imbalance	6,344	20,660
Prepaid expenses	4,102	4,056
Reimbursable projects	—	8,989
Other current assets	3,642	3,805

Total current assets	161,103	109,512
Investment in Wamsutter	277,707	284,650
Investment in Discovery Producer Services	184,466	214,526
Gross property, plant and equipment	1,265,153	1,239,792
Less accumulated depreciation	(624,633)	(597,503)

Property, plant and equipment, net	640,520	642,289
Other noncurrent assets	28,023	32,500

Total assets	$1,291,819	$1,283,477

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$22,348	$35,947
Affiliate	11,122	17,676
Product imbalance	8,926	21,473
Deferred revenue	4,916	4,569
Derivative liabilities — affiliate	—	2,718
Accrued interest	18,705	19,500
Other accrued liabilities	6,172	8,243

Total current liabilities	72,189	110,126
Long-term debt	1,000,000	1,000,000
Environmental remediation liabilities	2,321	2,599
Other noncurrent liabilities	13,699	9,265
Commitments and contingent liabilities (Note 14)
Partners’ capital:
Common unitholders (52,777,452 and 45,774,728 units outstanding at December 31, 2008 and 2007)	1,619,954	1,473,814
Subordinated unitholders (7,000,000 units outstanding at December 31, 2007)	—	109,542
Accumulated other comprehensive loss	—	(2,487)
General partner	(1,416,344)	(1,419,382)

Total partners’ capital	203,610	161,487

Total liabilities and partners’ capital	$1,291,819	$1,283,477

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007		2006
	(Dollars in thousands, except per-unit amounts)

Revenues:
Product sales:
Affiliate	$314,299	$267,970		$255,075
Third-party	24,981	22,962		16,919
Gathering and processing:
Affiliate	37,893	35,819		42,228
Third-party	195,056	202,775		206,432
Storage	31,429	28,016		25,237
Fractionation	17,441	9,622		11,698
Other	15,961	5,653		5,821

Total revenues	637,060	572,817		563,410
Costs and expenses:
Product cost and shrink replacement:
Affiliate	85,372	73,475		78,201
Third-party	120,706	108,223		97,307
Operating and maintenance expense:
Affiliate	76,735	61,633		53,627
Third-party	109,166	100,710		101,587
Depreciation, amortization and accretion	45,029	46,492		43,692
General and administrative expense:
Affiliate	44,065	42,038		34,295
Third-party	2,994	3,590		5,145
Taxes other than income	9,508	9,624		8,961
Other (income) expense — net	(3,523)	12,095		(2,473)

Total costs and expenses	490,052	457,880		420,342

Operating income	147,008	114,937		143,068
Equity earnings — Wamsutter	88,538	76,212		61,690
Discovery investment income	22,357	28,842		18,050
Interest expense	(67,220)	(58,348)		(9,833)
Interest income	706	2,988		1,600

Net income	$191,389	$164,631		$214,575

Allocation of net income for calculation of earnings per unit:
Net income	$191,389	$164,631		$214,575
Allocation of net income to general partner	56,554	85,190		182,380

Allocation of net income to limited partners	$134,835	$79,441		$32,195

Basic and diluted earnings per limited partner unit:
Net income:
Common units	$2.55	$1.97		$1.62
Weighted average number of units outstanding:
Common units(a)	52,775,710	40,131,195	(b)	18,986,368 (b)

(a)	Includes subordinated units converted to common on February 19, 2008.

(b)	Includes Class B units converted to common on May 21, 2007.

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

					Accumulated Other	Total
		Limited Partners		General	Comprehensive	Partners’
	Common	Class B	Subordinated	Partner	Loss	Capital
	(In thousands)

Balance — December 31, 2005	$108,526	$—	$108,491	$925,461	$—	$1,142,478
Net income — 2006	21,181	655	11,606	181,133	—	214,575
Cash distributions	(17,887)	—	(11,235)	(872)	—	(29,994)
Issuance of units to public (18,545,030 common units)	625,995	—	—	—	—	625,995
Issuance of units through private placement (6,805,492 Class B units)	—	241,268	—	—	—	241,268
Offering costs	(4,168)	—	—	—	—	(4,168)
Distributions to The Williams Companies, Inc. — net	—	—	—	(114,497)	—	(114,497)
Adjustment in basis of investment in Discovery Producer Services	—	—	—	(7,400)	—	(7,400)
Adjustment in basis of investment in Wamsutter	—	—	—	(39,601)	—	(39,601)
Distributions to general partner for purchase of Four Corners	—	—	—	(1,583,000)	—	(1,583,000)
Contributions pursuant to the omnibus agreement	—	—	—	6,840	—	6,840
Contributions from general partner	—	—	—	18,614	—	18,614
Other	231	—	—	—	—	231

Balance — December 31, 2006	733,878	241,923	108,862	(613,322)	—	471,341
Comprehensive income:
Net income — 2007	64,546	9,212	14,995	75,878	—	164,631
Other comprehensive loss:
Net unrealized losses on cash flow hedges	—	—	—	—	(3,763)	(3,763)
Reclassification into earnings of derivative instrument losses	—	—	—	—	1,276	1,276

Total other comprehensive loss						(2,487)

Total comprehensive income						162,144
Cash distributions	(59,573)	(6,601)	(14,315)	(6,792)	—	(87,281)
Conversion of Class B units into common (6,805,492 units)	244,534	(244,534)	—	—	—	—
Distributions to general partner in exchange for additional investment in Discovery Producer Services	—	—	—	(78,000)	—	(78,000)
Adjustment in basis of investment in Discovery Producer Services	—	—	—	(9,035)	—	(9,035)
Issuance of units to public (9,250,000 common units)	335,220	—	—	—	—	335,220
Issuance of units to general partner (4,163,257 common units)	157,173	—	—	—	—	157,173
Distributions to general partner in exchange for investment in Wamsutter	—	—	—	(750,000)	—	(750,000)
Offering costs	(1,927)	—	—	—	—	(1,927)
Adjustment in basis of investment in Wamsutter	—	—	—	(53,807)	—	(53,807)
Contributions from general partner	—	—	—	10,334	—	10,334
Contributions pursuant to the omnibus agreement	—	—	—	5,362	—	5,362
Other	(37)	—	—	—	—	(37)

Balance — December 31, 2007	1,473,814	—	109,542	(1,419,382)	(2,487)	161,487
Net income — 2008	163,917	—	1,556	25,916	—	191,389
Other comprehensive income:
Net unrealized gains on cash flow hedges	—	—	—	—	2,903	2,903
Reclassification into earnings of derivative instrument gains	—	—	—	—	(416)	(416)

Total other comprehensive income						2,487

Total comprehensive income						193,876
Cash distributions	(124,483)	—	(4,025)	(26,874)	—	(155,382)
Conversion of subordinated units into common (7,000,000 units)	107,073	—	(107,073)	—	—	—
Contributions pursuant to the omnibus agreement	—	—	—	2,981	—	2,981
Issuance of units to public (800,000 common units)	28,992	—	—	—	—	28,992
Repurchase of units from Williams (800,000 common units)	(28,992)	—	—	—	—	(28,992)
Other	(367)	—	—	1,015	—	648

Balance — December 31, 2008	$1,619,954	$—	$—	$(1,416,344)	$—	$203,610

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

OPERATING ACTIVITIES:
Net income	$191,389	$164,631	$214,575
Adjustments to reconcile to cash provided by operations:
Depreciation, amortization and accretion	45,029	46,492	43,692
Provision for loss on property, plant and equipment	6,827	11,306	—
Gain on sale of property, plant and equipment	—	—	(3,055)
Amortization of gas purchase contract — affiliate	—	4,754	5,320
Gain on involuntary conversion	(11,604)	—	—
Equity earnings of Wamsutter	(88,538)	(76,212)	(61,690)
Equity earnings of Discovery Producer Services	(20,641)	(28,842)	(18,050)
Distributions related to equity earnings of Wamsutter	95,926	—	—
Distributions related to equity earnings of Discovery Producer Services	20,641	26,240	12,033
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	4,955	11,830	(13,564)
Prepaid expenses	(46)	(369)	(1,023)
Reimbursable projects	8,989	(8,989)	—
Other current assets	(1,373)	(1,041)	(920)
Accounts payable	(8,280)	7,206	(10,600)
Product imbalance	1,769	162	(1,114)
Accrued liabilities	(2,344)	15,914	6,395
Deferred revenue	59	1,709	(170)
Other, including changes in noncurrent assets and liabilities	4,632	4,313	(2,379)

Net cash provided by operating activities	247,390	179,104	169,450

INVESTING ACTIVITIES:
Purchase of Four Corners	—	—	(607,545)
Purchase of additional investment in Discovery Producer Services	—	(69,061)	—
Purchase of investment in Wamsutter	—	(277,262)	—
Cumulative distributions in excess of equity earnings of Wamsutter	3,213	—	—
Cumulative distributions in excess of equity earnings of Discovery Producer Services	35,759	229	4,367
Capital expenditures	(45,853)	(48,481)	(32,270)
Receipt of insurance proceeds	13,140	—	—
Change in accrued liabilities and accounts payable — capital expenditures	(11,998)	8,704	5,078
Contribution to Wamsutter	(3,658)	—	—
Contribution to Discovery Producer Services	(5,700)	—	(1,600)
Proceeds from sales of property, plant and equipment	—	—	7,757

Net cash used by investing activities	(15,097)	(385,871)	(624,213)

FINANCING ACTIVITIES:
Proceeds from sales of common units	28,992	492,393	867,263
Proceeds from debt issuances	—	250,000	750,000
Redemption of common units from general partner	(28,992)	—	—
Excess purchase price over the contributed basis of Four Corners	—	—	(975,455)
Excess purchase price over the contributed basis of the investment in Discovery Producer Services	—	(8,939)	—
Excess purchase price over the contributed basis of the investment in Wamsutter	—	(472,738)	—
Payment of debt issuance costs	—	(1,781)	(13,138)
Payment of offering costs	—	(1,927)	(4,168)
Distributions to The Williams Companies, Inc.	—	—	(114,497)
Distributions to unitholders and general partner	(155,382)	(87,281)	(29,994)
General partner contributions	—	10,334	18,614
Contributions per omnibus agreement	2,981	5,362	6,840
Other	76	—	—

Net cash provided (used) by financing activities	(152,325)	185,423	505,465

Increase (decrease) in cash and cash equivalents	79,968	(21,344)	50,702
Cash and cash equivalents at beginning of year	36,197	57,541	6,839

Cash and cash equivalents at end of year	$116,165	$36,197	$57,541

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar language refer to Williams Partners L.P. and its subsidiaries. Unless the context clearly indicates otherwise, references to “we,” “our,” and “us” include the operations of Wamsutter LLC (Wamsutter) and Discovery Producer Services LLC (Discovery) in which we own interests accounted for as equity investments that are not consolidated in our financial statements. When we refer to Wamsutter or Discovery by name, we are referring exclusively to their businesses and operations.

We are a publicly-traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company and wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner and owns a 2% general partner interest, a 6% limited partner interest and incentive distribution rights in the partnership. All of our activities are conducted through Williams Partners Operating LLC, an operating limited liability company (wholly owned by us).

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

Gathering and Processing-West.  Our Four Corners natural gas gathering, processing and treating assets consist of, among other things, (1) an approximately 3,800-mile natural gas gathering system in the San Juan Basin in New Mexico and Colorado with a capacity of two billion cubic feet per day, (2) the Ignacio natural gas processing plant in Colorado and the Kutz and Lybrook natural gas processing plants in New Mexico, which have a combined processing capacity of 765 million cubic feet per day (MMcf/d) and (3) the Milagro and Esperanza natural gas treating plants in New Mexico, which have a combined carbon dioxide removal capacity of 67 MMcf/d.

Wamsutter owns (1) an approximate 1,800-mile natural gas gathering system in the Washakie Basin in south-central Wyoming that currently connects approximately 2,000 wells, with a typical operating capacity of approximately 500 MMcf/d at current operating pressures, and (2) the Echo Springs cryogenic processing plant near Wamsutter, Wyoming which has 390 MMcf/d of inlet cryogenic processing capacity and NGL production capacity of 30,000 bpd.

Gathering and Processing-Gulf.  We own a 60% interest in Discovery, which includes a wholly-owned subsidiary, Discovery Gas Transmission LLC. Discovery owns (1) an approximate 300-mile natural gas gathering and transportation pipeline system, located primarily off the coast of Louisiana in the Gulf of Mexico, (2) a 600 MMcf/d cryogenic natural gas processing plant in Larose, Louisiana, (3) a 32,000 barrels per day (bpd) natural gas liquids fractionator in Paradis, Louisiana and (4) a 22-mile mixed NGL pipeline connecting the gas processing plant to the fractionator. Although Discovery includes fractionation operations, which would normally fall within the NGL Services segment, it is primarily engaged in gathering and processing and is managed as such. Hence, this equity investment is considered part of the Gathering and Processing-Gulf segment.

Our Carbonate Trend gathering pipeline is an unregulated sour gas gathering pipeline consisting of approximately 34 miles of pipeline off the coast of Alabama.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NGL Services.  Our Conway storage facilities include three underground NGL storage facilities in the Conway, Kansas area with a storage capacity of approximately 20 million barrels. The facilities are connected via a series of pipelines. The storage facilities receive daily shipments of a variety of products, including mixed NGLs and fractionated products. In addition to pipeline connections, one facility offers truck and rail service.

Our Conway fractionation facility is located near Conway, Kansas and has a capacity of approximately 107,000 bpd. We own a 50% undivided interest in these facilities representing capacity of approximately 53,500 bpd. ConocoPhillips and ONEOK Partners, L.P. are the other owners. We operate the facility pursuant to an operating agreement that extends until May 2011. The fractionator separates mixed NGLs into five products: ethane, propane, normal butane, isobutane and natural gasoline. Portions of these products are then transported and stored at our Conway storage facilities.

Note 3.	Summary of Significant Accounting Policies

Basis of Presentation.  We have prepared the consolidated financial statements based upon accounting principles generally accepted in the United States and have included the accounts of the parent and our wholly owned subsidiaries. We eliminated all intercompany accounts and transactions and reclassified certain amounts to conform to the current classifications.

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

Cash and Cash Equivalents.  Cash and cash equivalents include amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturities of three months or less when acquired.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable.  Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue which generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of our customers, and the amount and age of past due accounts. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been unsuccessful.

Product Imbalances.  In the course of providing gathering, processing and treating services to our customers, we realize over and under deliveries of our customers’ products and over and under purchases of shrink replacement gas when our purchases vary from operational requirements. In addition, in the course of providing gathering, processing, treating, fractionation and storage services to our customers, we realize gains and losses due to (1) the product blending process at the Conway fractionator, (2) the periodic emptying of storage caverns at Conway and (3) inaccuracies inherent in the gas measurement process. These gains and losses impact our results of operations and are included in operating and maintenance expense in the Consolidated Statements of Income. These imbalance positions are reflected as product imbalance receivables and payables on the Consolidated Balance Sheets. We value product imbalance receivables based on the lower of current market prices or current cost of natural gas in the system or, in the case of our Conway facilities, lower of the current market prices or weighted average value of NGLs. We value product imbalance payables at current market prices. The majority of Four Corners’ product imbalance settlements are through in-kind arrangements whereby incremental volumes are delivered to a customer (in the case of an imbalance payable) or received from a customer (in the case of an imbalance receivable). Such in-kind deliveries are on-going and take place over several periods. In some cases, settlements of imbalances build up over a period of time and are ultimately settled in cash and are generally negotiated at values which approximate average market prices over a period of time. These gains and losses impact our results of operations and are included in operating and maintenance expense in the Consolidated Statements of Income.

Prepaid Expenses and Leasing Activities.  Prepaid expenses include the unamortized balance of minimum lease payments made to date under a right-of-way renewal agreement. We capitalize land and right-of-way lease payments made at the time of initial construction or placement of plant and equipment on leased land as part of the cost of the assets. Lease payments made in connection with subsequent renewals or amendments of these leases are classified as prepaid expenses. The minimum lease payments for the lease term, including any renewal, are expensed on a straight-line basis over the lease term.

Reimbursable Projects.  We recorded expenditures incurred for the repair of the Ignacio natural gas processing plant damaged by a fire in November 2007, which were probable of recovery when incurred, as reimbursable projects. Expenditures up to the insurance deductible and amounts subsequently determined not to be recoverable were expensed.

Derivative Instruments and Hedging Activities.  We may utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swap agreements and forward contracts involving short- and long-term purchases and sales of a physical energy commodity. The counterparty to these instruments is a Williams affiliate. We execute these transactions in over-the-counter markets in which quoted prices exist for active periods. We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, on the Consolidated Balance Sheets in other current assets, derivative liabilities — affiliate, other assets or other noncurrent liabilities. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual contracts.

The accounting for changes in the fair value of derivatives is governed by Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have elected the normal purchases and normal sales exception for certain short- and long-term purchases and sales of physical energy commodities. Under accrual accounting, any change in the fair value of these derivatives is not reflected on the balance sheet since we made the election of this exception at the inception of these contracts.

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

Investments.  At December 31, 2008, our ownership interests in Wamsutter consist of 100% of the Class A limited liability company interests and 20 Class C units representing 50% of the initial Class C ownership interests (collectively the Wamsutter Ownership Interests). We account for our Wamsutter Ownership Interests and our 60% investment in Discovery under the equity method due to the voting provisions of their limited liability company agreements which provide the other members of these entities significant participatory rights such that we do not control these investments. Discovery’s underlying equity exceeds the carrying value of our investment at December 31, 2008 and 2007 due to an other-than-temporary impairment of that investment that we recognized in 2004.

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. Depreciation of property, plant and equipment is provided on the straight-line basis over estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that enhance the functionality or extend the useful lives of the assets are capitalized. We remove the cost of property, plant and equipment sold or retired and the related accumulated depreciation from the accounts in the period of sale or disposition. Gains and losses on the disposal of property, plant and equipment are recorded in the Consolidated Statements of Income.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as corresponding accretion expense.

Revenue Recognition.  The nature of our businesses results in various forms of revenue recognition. Our Gathering and Processing segments recognize (1) revenue from fee-based gathering and processing of gas in the period the service is provided based on contractual terms and the related natural gas and liquid volumes and (2) product sales revenue when the product has been delivered. Our NGL Services segment recognizes (1) fractionation revenues when services have been performed and product has been delivered, (2) storage revenues under prepaid contracted storage capacity evenly over the life of the contract as services are provided and (3) product sales revenue when the product has been delivered.

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

Judgments and assumptions are inherent in our management’s estimate of undiscounted future cash flows used to determine recoverability of an asset and the estimate of an asset’s or investment’s fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Environmental.  Environmental expenditures that relate to current or future revenues are expensed or capitalized based upon the nature of the expenditures. Expenditures that relate to an existing contamination caused by past operations that do not contribute to current or future revenue generation are expensed. Accruals related to environmental matters are generally determined based on site-specific plans for remediation, taking into account our prior remediation experience, and are not discounted. Environmental contingencies are recorded independently of any potential claim for recovery.

Capitalized Interest.  We capitalize interest during construction on major projects with construction periods of at least three months and a total project cost in excess of $1.0 million. Interest is capitalized based on our average interest rate on debt to the extent we incur interest expense. Capitalized interest for the periods presented is immaterial.

Income Taxes.  We are not a taxable entity for federal and state income tax purposes. The tax on our net income is borne by the individual partners through the allocation of taxable income. Net income for financial statement purposes may differ significantly from taxable income of unitholders as a result of differences

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Standards.  In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” currently establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 amends and expands the disclosure requirements of Statement 133 with enhanced quantitative, qualitative and credit risk disclosures. The Statement requires quantitative disclosure in a tabular format about the fair values of derivative instruments, gains and losses on derivative instruments and information about where these items are reported in the financial statements. Also required in the tabular presentation is a separation of hedging and nonhedging activities. Qualitative disclosures include outlining objectives and strategies for using derivative instruments in terms of underlying risk exposures, use of derivatives for risk management and other purposes and accounting designation, and an understanding of the volume and purpose of derivative activity. Credit risk disclosures provide information about credit risk related contingent features included in derivative agreements. SFAS No. 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify that disclosures about concentrations of credit risk should include derivative instruments. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We plan to apply this Statement beginning in 2009. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The application of this Statement will increase the disclosures in our Consolidated Financial Statements.

In March 2008, the FASB ratified the decisions reached by the EITF with respect to EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF Issue No. 07-4 states, among other things, that the calculation of earnings per unit should not reflect an allocation of undistributed earnings to the incentive distribution right (IDR) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. As described in Note 4, under current generally accepted accounting principles, we calculate earnings per unit as if all the earnings for the period had been distributed. This results in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. Following the adoption of the guidance in EITF Issue No. 07-4, we will no longer calculate assumed incentive distributions. The final consensus is effective beginning with the first interim period of the fiscal year beginning after December 15, 2008, and must be retrospectively applied to all periods presented. Early application is prohibited. Retrospective application of this guidance will result in a decrease in the income allocated to the general partner and an increase in the income allocated to limited partners for the amount that any assumed incentive distribution exceeded the actual incentive distribution paid during that period. The application of this Statement will increase our earnings per unit $0.52 for 2008 from $2.55 per limited partner unit to $3.07 per limited partner unit. The impact on earnings per unit for 2007 and 2006 is not material. The application of this Statement does not affect net income, cash flows or total partners’ equity.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2008, the FASB ratified EITF Issue No. 08-6, “Accounting for Equity Method Investments Considerations.” This Issue clarifies that an equity method investor is required to continue to recognize an other-than-temporary impairment of their investment in accordance with APB Opinion No. 18. Also, an equity method investor should not separately test an investee’s underlying assets for impairment. However, an equity method investor should recognize their share of an impairment charge recorded by an investee. This Issue will be effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy would not be permitted. Beginning January 1, 2009, we will apply the guidance provided in this Consensus as required.

Note 4.	Allocation of Net Income and Distributions

The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Allocation of net income to general partner:
Net income	$191,389	$164,631	$214,575
Net income applicable to pre-partnership operations allocated to general partner	—	(71,426)	(184,157)
Beneficial conversion of Class B units*	—	(5,308)	—
Charges allocated directly to general partner:
Reimbursable general and administrative costs	1,600	2,400	3,200
Carbonate Trend overburden indemnified costs	112	—	—
Core drilling indemnified costs	—	—	784

Total charges allocated directly to general partner	1,712	2,400	3,984

Income subject to 2% allocation of general partner interest	193,101	90,297	34,402
General partner’s share of net income	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	3,861	1,806	688
Incentive distributions paid to general partner**	23,767	5,046	272
Charges allocated directly to general partner	(1,712)	(2,400)	(3,984)
Pre-partnership net income allocated to general partner interest	—	71,426	184,157

Net income allocated to general partner	$25,916	$75,878	$181,133

Net income	$191,389	$164,631	$214,575
Net income allocated to general partner	25,916	75,878	181,133

Net income allocated to limited partners	$165,473	$88,753	$33,442

*	The $5.3 million allocation of income to the Class B units reflects the Class B unit beneficial conversion feature resulting from the May 2007 conversion of these units into common units on a one-for-one basis. We computed the $5.3 million beneficial conversion feature as the product of the 6,805,492 Class B units and the difference between the fair value of a privately placed common unit on the date of issuance ($36.59) and the issue price of a privately placed Class B unit ($35.81).

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

**	Under the “two class” method of computing earnings per share prescribed by SFAS No. 128, “Earnings Per Share,” we allocate earnings to participating securities as if all of the earnings for the period had been distributed. As a result, the general partner receives an additional allocation of income in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeds the actual incentive distribution. The additional allocation of income to the general partner for the years ended December 31, 2008, 2007 and 2006 was $30.6 million, $9.3 million and $1.2 million, respectively.

Pursuant to the partnership agreement, we allocate income on a quarterly basis; therefore, we calculate earnings per limited partner unit for each year as the sum of the quarterly earnings per limited partner unit for each of the four quarters in the year. Common and subordinated unitholders shared equally, on a per-unit basis, in the net income allocated to limited partners before the conversion of the subordinated units into common units in 2008.

The reimbursable general and administrative, core drilling and Carbonate Trend overburden costs represent the costs charged against our income that our general partner is required to reimburse us under the terms of the omnibus agreement.

We paid or have authorized payment of the following cash distributions during 2006, 2007 and 2008 (in thousands, except for per unit amounts):

					General Partner
						Incentive
	Per Unit	Common	Subordinated	Class B		Distribution	Total Cash
Payment Date	Distribution	Units	Units	Units	2%	Rights	Distribution

2/14/2006	$0.3500	$2,452	$2,450	$—	$100	$—	$5,002
5/15/2006	$0.3800	$2,662	$2,660	$—	$109	$—	$5,431
8/14/2006	$0.4250	$6,204	$2,975	$—	$189	$74	$9,442
11/14/2006	$0.4500	$6,569	$3,150	$—	$202	$199	$10,120
2/14/2007	$0.4700	$12,010	$3,290	$3,198	$390	$603	$19,491
5/15/2007	$0.5000	$12,777	$3,500	$3,403	$421	$965	$21,066
8/14/2007	$0.5250	$16,989	$3,675	$—	$447	$1,267	$22,378
11/14/2007	$0.5500	$17,799	$3,850	$—	$487	$2,211	$24,347
2/14/2008	$0.5750	$26,321	$4,025	$—	$706	$4,231	$35,283
5/15/2008	$0.6000	$31,665	$—	$—	$758	$5,499	$37,922
8/14/2008	$0.6250	$32,984	$—	$—	$811	$6,765	$40,560
11/14/2008	$0.6350	$33,513	$—	$—	$832	$7,272	$41,617
2/13/2009(a)	$0.6350	$33,513	$—	$—	$832	$7,272	$41,617

(a)	On February 13, 2009, we paid a cash distribution of $0.635 per unit on our outstanding common units to unitholders of record on February 6, 2009.

Note 5.	Related Party Transactions

The employees of our operated assets and all of our general and administrative employees are employees of Williams. Williams directly charges us for the payroll costs associated with the operations employees. Williams carries the obligations for most employee-related benefits in its financial statements, including the liabilities related to the employee retirement and medical plans and paid time off. We charge back certain of the payroll costs associated with the operations employees to the other Conway fractionator co-owners. Our share of those costs is charged to us through affiliate billings and reflected in Operating and maintenance expense — Affiliate in the accompanying Consolidated Statements of Income.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are charged for certain administrative expenses by Williams and its Midstream segment of which we are a part. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams and Midstream at our request. Allocated charges are either (1) charges allocated to the Midstream segment by Williams and then reallocated from the Midstream segment to us or (2) Midstream-level administrative costs that are allocated to us. These allocated corporate administrative expenses are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. We charge certain of these costs back to the other Conway fractionator co-owners. Our share of direct and allocated administrative expenses is reflected in General and administrative expense — Affiliate in the accompanying Consolidated Statements of Income. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams. Under the omnibus agreement, Williams gives us a quarterly credit for general and administrative expenses. These amounts are reflected as capital contributions from our general partner. The annual amounts of the credits are as follows: $3.2 million in 2006, $2.4 million in 2007, $1.6 million in 2008 and $0.8 million in 2009.

At December 31, 2008 and 2007 we have a contribution receivable from our general partner of $0.2 million and $0.5 million, respectively, for amounts reimbursable to us under the omnibus agreement. We net this receivable against Partners’ capital on the Consolidated Balance Sheets.

Williams has agreed to reimburse us for certain capital expenditures, subject to limits, including for certain “excess” capital expenditures in connection with Discovery’s Tahiti pipeline lateral expansion project.

We purchase natural gas for shrink replacement and fuel for Four Corners and the Conway fractionator, including fuel on behalf of the Conway co-owners, from Williams Gas Marketing, Inc. (WGM), a wholly owned subsidiary of Williams. Natural gas purchased for fuel is reflected in Operating and maintenance expense — Affiliate, and natural gas purchased for shrink replacement is reflected in Product cost and shrink replacement — Affiliate in the accompanying Consolidated Statements of Income. These purchases are generally made at market rates at the time of purchase. In connection with the IPO, Williams transferred to us a gas purchase contract for the purchase of a portion of our fuel requirements at the Conway fractionator at a market price not to exceed a specified level. We reflect the amortization of this contract in Operating and maintenance expense — Affiliate in the accompanying Consolidated Statements of Income. This contract terminated on December 31, 2007. In December 2007, we entered into fixed price natural gas purchase contracts with WGM to hedge the price of a portion of our natural gas shrink replacement costs for February through December of 2008.

Four Corners uses waste heat from a co-generation plant located adjacent to the Milagro treating plant. Williams Flexible Generation, LLC, an affiliate of Williams, owns the co-generation plant. Waste heat is required for the natural gas treating process, which occurs at Milagro. The charge to us for the waste heat is based on the natural gas needed to generate the waste heat. We purchase this natural gas from WGM. Prior to 2007, the natural gas cost charged to us by WGM had been favorably impacted by WGM’s fixed price natural gas fuel contracts which expired in the fourth quarter of 2006. This impact was approximately $9.0 million during 2006 as compared to estimated market prices. We reflect this cost in Operations and maintenance expense — Affiliate.

The operation of the Four Corners gathering system includes the routine movement of gas across gathering systems. We refer to this activity as “crosshauling.” Crosshauling typically involves the movement of some natural gas between gathering systems at established interconnect points to optimize flow, reduce expenses or increase profitability. As a result, we must purchase gas for delivery to customers at certain plant outlets and we have excess volumes to sell at other plant outlets. WGM conducts these purchase and sales transactions at current market prices at each location. These transactions are included in Product sales — Affiliate and Product cost and shrink replacement — Affiliate on the Consolidated Statements of Income.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Historically, WGM has not charged us a fee for providing this service, but has occasionally benefited from price differentials that historically existed from time to time between the plant outlets.

We sell the NGLs to which we take title on the Four Corners system to Williams NGL Marketing LLC (WNGLM), a wholly owned subsidiary of Williams. We reflect revenues associated with these activities as Product sales — Affiliate on the Consolidated Statements of Income. We conduct these transactions at current market prices for the products.

We periodically enter into financial swap contracts with WGM and WNGLM to hedge forecasted NGL sales. These contracts are priced based on market rates at the time of execution and are reflected in Other current assets and Derivative liabilities — affiliate on the Consolidated Balance Sheet.

One of our major customers is Williams Production Company (WPC), a wholly owned subsidiary of Williams. WPC is one of the largest natural gas producers in the San Juan Basin and we provide natural gas gathering, treating and processing services to WPC under several contracts. One of the contracts with WPC is adjusted annually based on changes in the average price of natural gas. We reflect revenues associated with these activities in the Gathering and processing — Affiliate on the Consolidated Statements of Income.

We sell Conway’s surplus propane and other NGLs to WNGLM, which takes title to the product and resells it, for its own account, to end users. Revenues associated with these activities are reflected as Product sales — Affiliate on the Consolidated Statements of Income. Correspondingly, we purchase ethane and other NGLs for Conway from WNGLM to replenish deficit product inventory positions. We conduct transactions between us and WNGLM at current market prices for the products.

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

Under our stand-alone cash management program, we reflect amounts owed by us or to us by Williams or its subsidiaries as Accounts receivable — Affiliate or Accounts payable — Affiliate in the accompanying Consolidated Balance Sheets.

Note 6.	Equity Investments

Wamsutter

We account for our Wamsutter Ownership Interests using the equity method of accounting due to the voting provisions of Wamsutter’s limited liability company agreement (LLC agreement) which provide the other member, owned by a Williams affiliate, significant participatory rights such that we do not control the investment.

Williams is the operator of Wamsutter. As such, effective December 1, 2007, Williams is reimbursed on a monthly basis for all direct and indirect expenses it incurs on behalf of Wamsutter including Wamsutter’s allocable share of general and administrative costs.

Wamsutter purchases natural gas for fuel and shrink replacement from WGM and sells NGLs to WNGLM. We conduct these transactions at current market prices for the products.

Wamsutter participates in Williams’ cash management program and, therefore, carries no cash balances. Prior to December 1, 2007, Wamsutter had net advances to Williams, which were classified as a component of their members’ capital because although the advances were due on demand, Williams had not historically required repayment or repaid amounts owed to Wamsutter. Upon our acquisition of the Wamsutter Ownership Interests, the outstanding advances were distributed to Williams.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Wamsutter LLC Agreement provides for quarterly distributions of available cash beginning in March 2008. Available cash is defined as cash generated from Wamsutter’s business less reserves that are necessary or appropriate to provide for the conduct of its business and to comply with applicable law and or debt instrument or other agreement to which it is a party.

Wamsutter distributes its available cash as follows:

•	First, an amount equal to $17.5 million per quarter to the holder of the Class A membership interests. We currently own 100% of the Class A interests;

•	Second, an amount equal to the amount the distribution on the Class A membership interests in prior quarters of the current distribution year was less than $17.5 million per quarter to the holder of the Class A membership interests; and

•	Third, 5% of remaining available cash shall be distributed to the holder of the Class A membership interests and 95% shall be distributed to the holders of the Class C units, on a pro rata basis. At December 31, 2008, we owned 50% of the Class C units.

In addition, to the extent that at the end of the fourth quarter of a distribution year, the Class A member has received less than $70.0 million under the first and second bullets above, the Class C members will be required to repay any distributions they received in that distribution year such that the Class A member receives $70.0 million for that distribution year. If this repayment is insufficient to result in the Class A member receiving $70.0 million, the shortfall will not carry forward to the next distribution year. The distribution year for Wamsutter commences each year on December 1 and ends on November 30.

Wamsutter allocates net income (equity earnings) to us based upon the allocation, distribution, and liquidation provisions of its limited liability company agreement applied as though liquidation occurs at book value. In general, the agreement allocates income in a manner that will maintain capital account balances reflective of the amounts each membership interest would receive if Wamsutter were dissolved and liquidated at carrying value. The income allocation for the quarterly periods during a year reflects the preferential rights of the Class A member to any distributions made to the Class C member until the Class A member has received $70.0 million in distributions for the year. The Class B member receives no income or loss allocation. As the owner of 100% of the Class A membership interest, we will receive 100% of Wamsutter’s annual net income up to $70.0 million. Income in excess of $70.0 million will be shared between the Class A member and Class C member, of which we owned 50% throughout 2008. For annual periods in which Wamsutter’s net income exceeds $70.0 million, this will result in a higher allocation of equity earnings to us early in the year and a lower allocation of equity earnings to us later in the year. Wamsutter’s net income allocation does not

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affect the amount of available cash it distributes for any quarter. The following table presents the allocation of Wamsutter’s 2008 net income to its unitholders:

	Our Share			Other	Wamsutter
Wamsutter Net Income Allocation	Class A	Class C	WPZ Total	Class C	Net Income
	(Dollars in millions)

Net income, beginning December 1, 2007 up to $70.0 million.*	$62.6	$—	$62.6	$—	$62.6
Net income allocation related to 5% of amount over $70.0 million	2.1	—	2.1	—	2.1
Net income for December 2008	1.0	—	1.0	—	1.0
Net income allocation related to transition support payments paid to us	7.6	—	7.6	—	7.6
Remainder net income allocated to Class C members	—	15.2	15.2	15.2	30.4

Totals	$73.3	$15.2	$88.5	$15.2	$103.7

*	$7.4 million of the $70.0 million was recognized in 2007.

Wamsutter’s LLC agreement provides that it receive a transition support payment related to a cap on general and administrative expenses from its Class B membership interest each quarter during 2008 through 2012. Although the full amount of expenses are recorded by Wamsutter, this support increases the cash distributable and income allocable to the Class A membership interest.

During 2008, we made $3.7 million in capital contributions to Wamsutter for capital projects and received total cash distributions of $91.5 million from Wamsutter, as well as transition support payments of $7.6 million.

In January 2009, Wamsutter issued an additional 70.8 and 28.8 Class C units to us and Williams, respectively, related to the funding of expansion capital expenditures placed in service during 2008. As a result, we currently own 65% and Williams owns 35% of Wamsutter’s outstanding Class C units. As of December 31, 2008, Williams contributed an additional $28.8 million for an expansion capital project that is expected to be placed in service during 2010. Williams will receive Class C units related to these expenditures after the assets are placed in service.

The summarized financial position and results of operations for 100% of Wamsutter are presented below (in thousands).

	December 31,
	2008	2007

Current assets	$17,147	$27,114
Property, plant and equipment	318,072	275,163
Non-current assets	468	191
Current liabilities	(16,960)	(13,016)
Non-current liabilities	(4,353)	(2,740)

Members’ capital	$314,374	$286,712

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Product sales:
Affiliate	$134,776	$93,744	$113,484
Third-party	27,384	7,447	—
Gathering and processing services	68,670	67,904	57,859
Other revenues	8,704	6,214	5,203
Costs and expenses excluding depreciation and accretion:
Affiliate	74,388	46,834	68,041
Third-party	40,200	32,666	30,626
Depreciation and accretion	21,182	18,424	16,189

Net income	$103,764	$77,385	$61,690

Williams Partners’ interest — equity earnings	$88,538	$76,212	$61,690

Discovery Producer Services

We account for our 60% investment in Discovery using the equity method of accounting due to the voting provisions of Discovery’s limited liability company agreement which provide the other member of Discovery significant participatory rights such that we do not control the investment.

Williams is the operator of Discovery. Discovery reimburses Williams for actual operations related payroll and employee benefit costs incurred on its behalf. In addition, Discovery pays Williams a monthly operations and management fee to cover the cost of accounting services, computer systems and management services provided to it. Discovery also has an agreement with Williams pursuant to which (1) Discovery purchases a portion of the natural gas from Williams to meet its fuel and shrink replacement needs at its processing plant and (2) Williams purchases the NGLs and excess natural gas to which Discovery takes title.

Our consolidated financial statements and notes reflect the additional 20% interest in Discovery which we acquired in mid-2007. However, certain cash transactions that occurred between Discovery and Williams prior to this acquisition that related to the additional 20% interest are not reflected in our Consolidated Statements of Cash Flows even though these transactions affect the carrying value of our investment in Discovery. These transactions were omitted from our Consolidated Statements of Cash Flows because they did not affect our cash. Our Consolidated Statement of Partners’ Capital reflects the total of these transactions as an adjustment in the basis of our investment in Discovery. A summary of these transactions is as follows (in thousands):

	Years Ended December 31,
	2007	2006

Cash distributions from Discovery to Williams	$(9,035)	$(8,200)
Williams’ capital contributions to Discovery	—	800

	$(9,035)	$(7,400)

During 2008, we made $5.7 million in capital contributions to Discovery for capital projects. In October 2006, we made a $1.6 million capital contribution to Discovery for a substantial portion of our then 40% share of the estimated future capital expenditures for the Tahiti pipeline lateral expansion project.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, 2007, and 2006 we received total cash distributions of $56.4 million, $35.5 million, and $16.4 million, respectively, from Discovery for the 60% interest we currently own or the 40% interest we owned at the time of distribution.

The summarized financial position and results of operations for 100% of Discovery are presented below (in thousands).

	December 31,
	2008	2007

Current assets	$50,978	$78,035
Non-current restricted cash	3,470	6,222
Property, plant and equipment	370,482	368,228
Current liabilities	(45,234)	(33,820)
Non-current liabilities	(19,771)	(12,216)

Members’ capital	$359,925	$406,449

	Years Ended December 31,
	2008	2007	2006

Revenues:
Affiliate	$209,994	$220,960	$160,825
Third-party	31,254	39,712	36,488
Costs and expenses:
Affiliate	96,912	101,581	74,316
Third-party	110,508	113,207	97,394
Interest income	(650)	(1,799)	(2,404)
Foreign exchange (gain) loss	78	(388)	(2,076)

Net income	$34,400	$48,071	$30,083

Discovery investment income:
Williams Partners’ interest — equity earnings	$20,641	$28,842	$18,050
Investing income	1,716	—	—

	$22,357	$28,842	$18,050

Note 7.	Other (Income) Expense

Other (income) expense — net reflected on the Consolidated Statements of Income consists of the following items (in thousands):

	Years Ended December 31,
	2008	2007	2006

Involuntary conversion gain	$(11,604)	$—	$—
Impairment of Carbonate Trend pipeline	6,187	10,406	—
Gain on sale of LaMaquina carbon dioxide treating facility	—	—	(3,619)
Other	1,894	1,689	1,146

Total	$(3,523)	$12,095	$(2,473)

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Involuntary conversion gain.  On November 28, 2007, the Ignacio gas processing plant sustained significant damage from a fire. The involuntary conversion gain results from insurance proceeds received to replace the capital assets destroyed by the fire in excess of the net book value of those assets being replaced.

Impairment of Carbonate Trend Pipeline.  During 2007 and again in 2008, we determined that the carrying value of this pipeline, included in our Gathering and Processing — Gulf segment, may not be recoverable because of forecasted declining cash flows. As a result, we recognized impairment charges of $6.2 million and $10.4 million in 2008 and 2007, respectively, to reduce the carrying value to management’s estimate of fair value. As of December 31, 2008, the carrying value of this asset has been written down to zero. We estimated fair value using discounted cash flow projections.

LaMaquina Carbon Dioxide Treating Facility.  In 2006, we completed the sale of our LaMaquina carbon dioxide treating facility in the Four Corners area and recognized a gain on the sale. The December 31, 2005 carrying value resulted from the recognition of impairments of $7.6 million and $4.2 million in 2004 and 2003, respectively, following the 2002 shut down of the facility and reflected the then estimated fair value less cost to sell.

Note 8.	Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	December 31,		Estimated
	2008	2007	Depreciable Lives
	(In thousands)

Land and right of way	$43,246	$42,657	0-30 years
Gathering pipelines and related equipment	838,214	830,437	20-30 years
Processing plants and related equipment	183,222	149,855	30 years
Fractionation plant and related equipment	16,540	16,720	30 years
Storage plant and related equipment	87,803	80,837	30 years
Buildings and other equipment	77,287	90,356	3-45 years
Construction work in progress	18,841	28,930

Total property, plant and equipment	1,265,153	1,239,792
Accumulated depreciation	624,633	597,503

Net property, plant and equipment	$640,520	$642,289

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

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of our asset retirement obligation for 2008 and 2007 is presented below.

	2008	2007
	(In thousands)

Balance, January 1	$8,743	$4,476
Liabilities incurred during the period	355	2,950
Liabilities settled during the period	—	(64)
Accretion expense	752	1,474
Estimate revisions	3,615	(93)

Balance, December 31	$13,465	$8,743

Note 9.	Major Customers and Concentrations of Credit Risk

Major customers

Our largest customer, on a percentage of revenues basis, is WNGLM, which purchases and resells substantially all of the NGLs to which we take title. WNGLM accounted for 49%, 49%, and 43% of revenues in 2008, 2007 and 2006, respectively. The remaining largest customer, ConocoPhillips, from our Gathering and Processing — West segment, accounted for 17%, 22%, and 21% of revenues in 2008, 2007 and 2006, respectively.

Concentrations of Credit Risk

Our cash equivalent balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. The counterparties to our derivative contracts are affiliates of Williams, which minimized our credit risk exposure.

The following table summarizes the concentration of accounts receivable by service and segment.

	December 31,
	2008	2007
	(In thousands)

Gathering and Processing — West:
Natural gas gathering and processing	$14,516	$11,512
Other	801	471
Gathering and Processing — Gulf:
Natural gas gathering	203	324
Other	—	881
NGL Services:
Fractionation services	1,025	303
Amounts due from fractionator partners	1,439	1,068
Storage	681	735
Other	34	—
Accrued interest and other	499	109
Affiliate	11,652	20,402

	$30,850	$35,805

At December 31, 2008 and 2007, a substantial portion of our accounts receivable results from product sales and gathering and processing services provided to two of our customers. One customer is an affiliate of

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Williams which minimizes our credit risk exposure. The remaining customer may impact our overall credit risk either positively or negatively, in that this entity may be affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial conditions and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollectible receivables.

Note 10.	Long-Term Debt, Credit Facilities and Leasing Activities

Long-Term Debt

Long-term debt at December 31, 2008 and 2007 includes the following:

	Interest	December 31,
	Rate	2008	2007
		(Millions)

Credit agreement term loan, adjustable rate, due 2012	(a )	$250.0	$250.0
Senior unsecured notes, fixed rate, due 2017	7.25%	600.0	600.0
Senior unsecured notes, fixed rate, due 2011	7.50%	150.0	150.0

Total Long-term debt		$1,000.0	$1,000.0

(a)	1.2213% at December 31, 2008

The terms of the senior unsecured notes are governed by indentures that contain covenants that, among other things, limit (1) our ability and the ability of our subsidiaries to incur indebtedness or liens securing indebtedness and (2) mergers, consolidations and transfers of all or substantially all of our properties or assets. The indentures also contain customary events of default, upon which the trustee or the holders of the senior unsecured notes may declare all outstanding senior unsecured notes to be due and payable immediately.

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

Credit Facilities

We have a $450.0 million senior unsecured credit agreement with Citibank, N.A. as administrative agent, comprised initially of a $200.0 million revolving credit facility available for borrowings and letters of credit and a $250.0 million term loan. The parent company and certain affiliates of Lehman Brothers Commercial Bank, who is committed to fund up to $12.0 million of this credit facility, have filed for bankruptcy. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of the other participating banks under this agreement remain in effect and are not impacted by this reduction. However, debt covenants may restrict the full use of the credit facility. We must repay borrowings under this agreement by December 11, 2012. At December 31, 2008 and 2007, we had a $250.0 million term loan outstanding under the term loan provisions and no amounts outstanding under the revolving credit facility.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on borrowings under this agreement are payable at rates per annum equal to, at our option: (1) a fluctuating base rate equal to Citibank, N.A.’s prime rate plus the applicable margin, or (2) a periodic fixed rate equal to LIBOR plus the applicable margin.

The credit agreement contains various covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur indebtedness, grant certain liens supporting indebtedness, merge, consolidate or allow any material change in the character of its business, sell all or substantially all of our assets or make distributions or other payments other than distributions of available cash under certain conditions. Significant financial covenants under the credit agreement include the following:

•	We together with our consolidated subsidiaries and Wamsutter are required to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of no greater than 5.00 to 1.00. This ratio may be increased in the case of an acquisition of $50.0 million or more, in which case the ratio will be 5.50 to 1.00 for the fiscal quarter in which the acquisition occurs and three fiscal quarter-periods following such acquisition. At December 31, 2008, our ratio of consolidated indebtedness to consolidated EBITDA, as calculated under this covenant, of approximately 2.98 is in compliance with this covenant.

•	Our ratio of consolidated EBITDA to consolidated interest expense, as defined in the credit agreement, must be not less than 2.75 to 1.00 as of the last day of any fiscal quarter commencing March 31, 2008 unless we obtain an investment grade rating from Standard and Poor’s Ratings Services or Moody’s Investors Service and the rating from the other agencies is not less than Ba1 or BB+, as applicable. At December 31, 2008, our ratio of consolidated EBITDA to consolidated interest expense, as calculated under this covenant, of approximately 5.13 is in compliance with this covenant.

Inasmuch as the ratios are calculated on a rolling four-quarter basis, the ratios at December 31, 2008 do not reflect a full-year impact of the lower earnings we experienced in the fourth quarter of 2008. In the event that despite our efforts we breach our financial covenants causing an event of default, the lenders could, among other things, accelerate the maturity of any borrowings under the facility (including our $250.0 million term loan) and terminate their commitments to lend.

We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital requirements. Borrowings under the credit facility mature on June 20, 2009 and bear interest at the one-month LIBOR. We pay a commitment fee to Williams on the unused portion of the credit facility of 0.30% annually. We are required to reduce all borrowings under the credit facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the credit facility. As of December 31, 2008, we have no outstanding borrowings under the working capital credit facility.

Cash payments for interest during 2008, 2007 and 2006 were $65.5 million, $38.8 million and $5.5 million, respectively.

Leasing Activities

We lease the land on which a significant portion of Four Corners’ pipeline assets are located. The primary landowners are the Bureau of Land Management (BLM) and several Indian tribes. The BLM leases are for thirty years with renewal options. A significant Indian tribal lease in Colorado will expire at the end of 2022.

We concluded our negotiations with the Jicarilla Apache Nation (JAN) during February 2009 with the execution of a 20-year right-of-way agreement. Under the new agreement, the JAN granted rights-of-way for Four Corners’ existing natural gas gathering system on JAN land as well as a significant geographical area for additional growth of the system. We paid an initial payment of $7.3 million upon execution of the agreement. Beginning in 2010, we will make annual payments of approximately $7.5 million and an additional annual

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment which varies depending on the prior year’s per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the agreement. Depending primarily on the per-unit NGL margins for any given year, the additional annual payments could approximate the fixed amount. Additionally, five years from the effective date of the agreement, the JAN will have the option to acquire up to a 50% joint venture interest for 20 years in certain of Four Corners’ assets existing at the time the option is exercised. The joint venture option includes Four Corners’ gathering assets subject to the agreement and portions of Four Corners’ gathering and processing assets located in an area adjacent to the JAN lands. If the JAN selects the joint venture option, the value of the assets contributed by each party to the joint venture will be based upon a market value determined by a neutral third party at the time the joint venture is formed. This right-of-way agreement is subject to the consent of the United States Secretary of the Interior before it may become effective.

We also lease other minor office, warehouse equipment and automobiles under non-cancelable leases. The future minimum annual rentals under these non-cancelable leases as of December 31, 2008 are payable as follows:

(In thousands)

2009	$1,357
2010	880
2011	396
2012	90
2013 and thereafter	—

$2,723

Total rent expense was $24.4 million, $21.2 million and $19.4 million for 2008, 2007 and 2006, respectively.

Note 11.	Partners’ Capital

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

At December 31, 2008, the public held 76% of our total units outstanding, and affiliates of Williams held the remaining units.

Limited Partners’ Rights

Significant rights of the limited partners include the following:

•	Right to receive distributions of available cash within 45 days after the end of each quarter.

•	No limited partner shall have any management control over our business and affairs; the general partner shall conduct, direct and manage our activities.

•	The general partner may be removed if such removal is approved by the unitholders holding at least 66 2/3% of the outstanding units voting as a single class, including units held by our general partner and its affiliates.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Units

Our subordination period ended on February 19, 2008 when we met the requirements for early termination pursuant to our partnership agreement. As a result of the termination, the 7,000,000 outstanding subordinated units owned by four subsidiaries of Williams converted one-for-one to common units and now participate pro rata with the other common units in distributions of available cash.

Class B Units

On May 21, 2007, the Class B units were converted into common units on a one-for-one basis and now participate pro rata with the other common units in distributions of available cash.

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

In the event of liquidation, all property and cash in excess of that required to discharge all liabilities will be distributed to the unitholders and our general partner in proportion to their capital account balances, as adjusted to reflect any gain or loss upon the sale or other disposition of our assets in liquidation.

Note 12.	Financial Instruments and Fair Value Measurements

Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments.

Cash and cash equivalents.  The carrying amounts reported in the balance sheets approximate fair value due to the short-term maturity of these instruments.

Long-term debt.  The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. We base the fair value of our private long-term debt on market rates and the prices of similar securities with similar terms and credit ratings. We consider our non-performance risk in estimating fair value.

Energy commodity swap agreements.  We base the fair value of our swap agreements on prices of the underlying energy commodities over the contract life and contractual or notional volumes with the resulting expected future cash flows discounted to a present value using a risk-free market interest rate.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Carrying amounts and fair values of our financial instruments

	2008		2007
	Carrying	Fair	Carrying	Fair
Asset (Liability)	Amount	Value	Amount	Value
	(In thousands)

Cash and cash equivalents	$116,165	$116,165	$36,197	$36,197
Long-term debt	(1,000,000)	(825,289)	(1,000,000)	(1,027,499)
Energy commodity swap agreements	—	—	(2,487)	(2,487)

Fair Value Measurements

Adoption of SFAS No. 157

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for our assets and liabilities which are measured at fair value on a recurring basis (our commodity derivatives). Upon applying SFAS No. 157, we changed our valuation methodology to consider our nonperformance risk in estimating the fair value of our liabilities. Applying SFAS No. 157 did not materially impact our consolidated financial statements. In February 2008, the FASB issued Financial Staff Position (FSP) FAS 157-2 permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, we adopted SFAS No. 157 fair value requirements for nonfinancial assets and nonfinancial liabilities, such as long-lived assets measured at fair value for impairment purposes and initial measurement of fair value for asset retirement obligations, that are not recognized or disclosed at fair value on a recurring basis when such fair value measurements are required. Applying SFAS No. 157 at January 1, 2009 did not impact our consolidated financial statements. Upon adopting SFAS No. 157, we applied a prospective transition as we did not have financial instrument transactions that required a cumulative-effect adjustment to beginning retained earnings.

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

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008 we had no assets or liabilities measured at fair value on a recurring basis. At December 31, 2007, our only assets or liabilities measured at fair value on a recurring basis were derivative assets and liabilities, and these were contracted entirely with Williams. These commodity-based financial swap contracts were classified as Level 3 valuations.

The following table sets forth a reconciliation of changes in the fair value of net derivatives classified as Level 3 in the fair-value hierarchy for the twelve months ended December 31, 2008.

Level 3 Fair-Value Measurements Using Significant Unobservable Inputs
Twelve Months Ended December 31, 2008
(In thousands)

Net Derivative
Asset (Liability)

Balance as of January 1, 2008	$(2,487)
Total gains (losses) recognized in earnings:
Hedge ineffectiveness	(200)
Reclassification from other comprehensive income	416
Unrealized gains (losses) deferred in other comprehensive income, net of amounts reclassified	2,487
(Gains) losses realized in settlements	(216)
Purchases, issuances and transfers in/(out) of Level 3	—

Balance as of December 31, 2008	$—

Unrealized gains included in net income relating to instruments still held at December 31, 2008	$—

Realized and unrealized gains (losses) included in net income are reported in revenues in our Consolidated Statement of Income.

Energy Commodity Cash Flow Hedges

We are exposed to market risk from changes in energy commodity prices within our operations. Our Four Corners operation receives NGL volumes as compensation for certain processing services. To reduce our exposure to volatility in revenues from the sale of these NGL volumes from fluctuations in NGL market prices, we entered into financial swap contracts. We designated these derivatives as cash flow hedges under SFAS No. 133. These derivatives were highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. We recognized a $0.2 million net loss from hedge ineffectiveness in our Consolidated Statements of Income during 2008. No net gains or losses from hedge ineffectiveness are included in the Consolidated Statements of Income during 2007 or 2006, and there were no derivative gains or

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses excluded from the assessment of hedge effectiveness for the periods presented. We have no cash flow hedges outstanding at December 31, 2008.

Note 13.	Long-Term Incentive Plan

Our general partner maintains the Williams Partners GP LLC Long-Term Incentive Plan (the Plan) for employees, consultants and directors of our general partner and its affiliates who perform services for us. The Plan permits the granting of awards covering an aggregate of 700,000 common units. These awards may be in the form of options, restricted units, phantom units or unit appreciation rights.

During 2008, 2007, and 2006 our general partner granted 2,724, 2,403 and 2,130 restricted units, respectively, pursuant to the Plan to members of our general partner’s board of directors who are not officers or employees of our general partner or its affiliates. These restricted units vested 180 days from the grant date. We recognized compensation expense of $98,000, $77,000 and $229,000 associated with the Plan in 2008, 2007, and 2006, respectively, based on the market price of our common units at the date of grant.

Note 14.	Commitments and Contingencies

Commitments.  Commitments for goods and services used in our operations and for construction and acquisition of property, plant and equipment are approximately $16.0 million at December 31, 2008.

In January 2009, we entered into a 5-year Master Compression Services Contract with Exterran Holdings, Inc. Under the agreement, Exterran will provide compressor units including operations and maintenance services. Payments under this agreement will vary depending upon the extent and amount of compressors needed to meet producer service requirements and are expected to approximate $24.0 million in 2009.

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

In March 2008, the Environmental Protection Agency (EPA) proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at one of our compressor stations. We met with the EPA and are exchanging information in order to resolve the issues.

We have accrued liabilities totaling $1.5 million at December 31, 2008 for these environmental activities. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by governmental authorities, negotiations with the applicable agencies, and other factors.

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

Environmental Matters-Conway.  We are a participant in certain environmental remediation activities associated with soil and groundwater contamination at our Conway storage facilities. These activities relate to four projects that are in various remediation stages including assessment studies, cleanups and/or remedial operations and monitoring. We continue to coordinate with the Kansas Department of Health and Environment (KDHE) to develop screening, sampling, cleanup and monitoring programs. The costs of such activities will depend upon the program scope ultimately agreed to by the KDHE and are expected to be paid over the next two to six years. At December 31, 2008, we had accrued liabilities totaling $3.3 million for these costs. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.

Under an omnibus agreement with Williams entered into at the closing of our IPO, Williams agreed to indemnify us for certain Conway environmental remediation costs. At December 31, 2008, approximately $7.3 million remains available for future indemnification. Payments received under this indemnification are accounted for as a capital contribution to us by Williams as the costs are reimbursed.

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

Grynberg.  In 1998, the U.S. Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries and us. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. In 1999, the Department of Justice announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against us. The matter is on appeal to the Tenth Circuit Court of Appeals. The amount of any possible liability cannot be reasonably estimated at this time.

GEII Litigation.  General Electric International, Inc. (GEII) worked on turbines at our Ignacio, New Mexico plant. We disagree with GEII on the quality of GEII’s work and the appropriate compensation. GEII asserts that it is entitled to additional extra work charges under the agreement, which we deny are due. In

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 we filed suit in federal court in Tulsa, Oklahoma against GEII, GE Energy Services, Inc., and Qualified Contractors, Inc. We alleged, among other claims, breach of contract, breach of the duty of good faith and fair dealing, and negligent misrepresentation and sought unspecified damages. In 2007, the defendants and GEII filed counterclaims in the amount of $1.9 million against us that alleged breach of contract and breach of the duty of good faith and fair dealing. Trial has been set for July 2009.

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

Our reportable segments are strategic business units that offer different products and services. We manage the segments separately because each segment requires different industry knowledge, technology and marketing strategies. The accounting policies of the segments are the same as those described in Note 3, Summary of Significant Accounting Policies. Long-lived assets are comprised of property, plant and equipment.

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gathering &	Gathering &
	Processing -	Processing -	NGL
	West	Gulf	Services	Total
	(In thousands)

2008
Segment revenues:
Product sales	$322,583	$—	$16,697	$339,280
Gathering and processing	230,853	2,096	—	232,949
Storage	—	—	31,429	31,429
Fractionation	—	—	17,441	17,441
Other	6,702	—	9,259	15,961

Total revenues	560,138	2,096	74,826	637,060
Product cost and shrink replacement	189,192	—	16,886	206,078
Operating and maintenance expense	156,713	1,668	27,520	185,901
Depreciation, amortization and accretion	41,215	751	3,063	45,029
Direct general and administrative expenses	8,333	—	2,582	10,915
Other, net	(939)	6,187	737	5,985

Segment operating income (loss)	165,624	(6,510)	24,038	183,152
Investment income	88,538	22,357	—	110,895

Segment profit	$254,162	$15,847	$24,038	$294,047

Reconciliation to the Consolidated Statement of Income:
Segment operating income				$183,152
General and administrative expenses:
Allocated — affiliate				(33,707)
Third-party direct				(2,437)

Operating income				$147,008

Other financial information:
Segment assets	$1,248,110	$379,060	$127,315	$1,754,485
Other assets and eliminations				(462,666)

Total assets				$1,291,819

Equity method investments	$277,707	$184,466	$—	$462,173
Additions to long-lived assets	$36,833	$—	$9,020	$45,853

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gathering &	Gathering &
	Processing -	Processing -	NGL
	West	Gulf	Services	Total
		(In thousands)

2007
Segment revenues:
Product sales	$279,600	$—	$11,332	$290,932
Gathering and processing	236,475	2,119	—	238,594
Storage	—	—	28,016	28,016
Fractionation	—	—	9,622	9,622
Other	(2,288)	—	7,941	5,653

Total revenues	513,787	2,119	56,911	572,817
Product cost and shrink replacement	170,434	—	11,264	181,698
Operating and maintenance expense	135,782	1,875	24,686	162,343
Depreciation, amortization and accretion	41,523	1,249	3,720	46,492
Direct general and administrative expenses	7,790	—	2,190	9,980
Other, net	10,567	10,406	746	21,719

Segment operating income (loss)	147,691	(11,411)	14,305	150,585
Equity earnings	76,212	28,842	—	105,054

Segment profit	$223,903	$17,431	$14,305	$255,639

Reconciliation to the Consolidated Statement of Income:
Segment operating income				$150,585
General and administrative expenses:
Allocated — affiliate				(32,546)
Third-party direct				(3,102)

Operating income				$114,937

Other financial information:
Segment assets	$1,112,652	$268,471	$98,730	$1,479,853
Other assets and eliminations				(196,376)

Total assets				$1,283,477

Equity method investments	$284,650	$214,526	$—	$499,176
Additions to long-lived assets	$39,391	$—	$9,090	$48,481

WILLIAMS PARTNERS L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gathering &	Gathering &
	Processing -	Processing -	NGL
	West	Gulf	Services	Total
		(In thousands)

2006
Segment revenues:
Product sales	$255,907	$—	$16,087	$271,994
Gathering and processing	246,004	2,656	—	248,660
Storage	—	—	25,237	25,237
Fractionation	—	—	11,698	11,698
Other	402	—	5,419	5,821

Total revenues	502,313	2,656	58,441	563,410
Product cost and shrink replacement	159,997	—	15,511	175,508
Operating and maintenance expense	124,763	1,660	28,791	155,214
Depreciation, amortization and accretion	40,055	1,200	2,437	43,692
Direct general and administrative expenses	11,920	1	1,149	13,070
Other, net	5,769	—	719	6,488

Segment operating income	159,809	(205)	9,834	169,438
Equity earnings	61,690	18,050	—	79,740

Segment profit	$221,499	$17,845	$9,834	$249,178

Reconciliation to the Consolidated Statement of Income:
Segment operating income				$169,438
General and administrative expenses:
Allocated — affiliate				(23,721)
Third-party direct				(2,649)

Operating income				$143,068

Other financial information:
Segment assets	$936,317	$281,084	$78,490	$1,295,891
Other assets and eliminations				(3,592)

Total assets				$1,292,299

Equity method investments	$262,245	$221,187	$—	$483,432
Additions to long-lived assets	$25,889	$—	$6,381	$32,270

QUARTERLY FINANCIAL DATA
(Unaudited)

Summarized quarterly financial data are as follows (thousands, except per-unit amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Revenues	$150,362	$178,245	$175,713	$132,740
Costs and operating expenses	124,050	136,033	127,737	102,232
Net income	43,629	71,822	60,833	15,105	(a)(b)
Basic and diluted net income per limited partner unit:
Net income:
Common units	$0.66	$0.92	$0.82	$0.15
Subordinated units(c)	$0.66	$—	$—	$—

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter

2007
Revenues	$133,815	$139,269		$149,576	$150,157
Costs and operating expenses	110,530	103,811		114,077	129,462
Net income	25,137	46,742		47,901	44,851 (d)
Basic and diluted net income per limited partner unit:
Income before cumulative effect of change in accounting principle:
Common units	$0.31	$0.48	(e)	$0.62	$0.56
Subordinated units	$0.31	$0.48	(e)	$0.62	$0.56
Net income:
Common units	$0.31	$0.48	(e)	$0.62	$0.56
Subordinated units	$0.31	$0.48	(e)	$0.62	$0.56

(a)	During September 2008, Discovery’s offshore gathering system sustained hurricane damage and was unable to accept gas from producers while repairs were being made through the end of 2008. In addition, throughout the fourth quarter of 2008 we have seen significantly lower per-unit margins as NGL prices, especially ethane, declined along with the price of crude oil. These lower NGL margins have significantly reduced the profitability of our gathering and processing businesses including Four Corners and our ownership interests in Wamsutter and Discovery.

(b)	The fourth quarter of 2008 includes a $6.2 million impairment of the Carbonate Trend pipeline (see Note 7 Other (Income) Expense).

(c)	Subordinated units converted to common on February 19, 2008.

(d)	The fourth quarter of 2007 included a $10.4 million impairment of the Carbonate Trend pipeline (see Note 7 Other (Income) Expense) and reduction in operating income from the shutdown of the Ignacio gas processing plant resulting from a fire.

(e)	We retrospectively adjusted earnings per unit for the second quarter of 2007 to reflect the conversion of our outstanding Class B units into common units on a one-for-one basis, which occurred on May 21, 2007.

The following table presents the allocation of net income for purposes of calculating earnings per unit for each quarter in 2008, 2007 and 2006:

	2008	2007	2006
	(Dollars in thousands)

Net income allocated to limited partners by quarter:
First quarter	$34,718	$12,225	$4,898
Second quarter	48,814	19,017	3,795
Third quarter	43,378	24,492	12,213
Fourth quarter	7,925	23,707	11,289
Weighted average common units outstanding by quarter:
First quarter	52,774,728	39,358,798	14,006,146
Second quarter	52,774,728	39,358,798	14,923,619
Third quarter	52,775,912	39,359,555	21,597,072
Fourth quarter	52,777,452	42,422,444	25,266,210

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act) (Disclosure Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Williams Partners L.P. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

There have been no changes during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Item 9B.	Other Information

There have been no events that occurred in the fourth quarter of 2008 that would need to be reported on Form 8-K that have not been previously reported.

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

The following table shows information for the directors and executive officers of our general partner as of February 25, 2009.

Name	Age	Position with Williams Partners GP LLC

Steven J. Malcolm	60	Chairman of the Board and Chief Executive Officer
Donald R. Chappel	57	Chief Financial Officer and Director
Alan S. Armstrong	46	Chief Operating Officer and Director
James J. Bender	52	General Counsel
H. Michael Krimbill	55	Director and Member of Audit and Conflicts Committees
Bill Z. Parker	61	Director and Member of Audit and Conflicts Committees
Alice M. Peterson	56	Director and Member of Audit and Conflicts Committees
Rodney J. Sailor	50	Director and Treasurer

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

Steven J. Malcolm has served as the chairman of the board of directors and chief executive officer of our general partner since February 2005. Mr. Malcolm has served as president of Williams since September 2001, chief executive officer of Williams since January 2002 and chairman of the board of directors of Williams since May 2002. From May 2001 to September 2001, he served as executive vice president of Williams. From December 1998 to May 2001, he served as president and chief executive officer of Williams Energy Services, LLC. From November 1994 to December 1998, Mr. Malcolm served as the senior vice president and general manager of Williams Field Services Company. Mr. Malcolm has served as chairman of the board of directors and chief executive officer of the general partner of Williams Pipeline Partners L.P. since August 2007. Mr. Malcolm has served as a member of the board of directors of BOK Financial Corporation and Bank of Oklahoma, N.A. since 2002.

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

James J. Bender has served as the general counsel of our general partner since February 2005. Mr. Bender has served as senior vice president and general counsel of Williams since December 2002. Mr. Bender has served as the general counsel of the general partner of Williams Pipeline Partners L.P. since August 2007. From June 2000 to June 2002, Mr. Bender was senior vice president and general counsel with NRG Energy, Inc. Mr. Bender was vice president, general counsel and secretary of NRG Energy from June 1997 to June 2000.

H. Michael Krimbill has served as a director of our general partner since August 2007. Mr. Krimbill has served as a director of Seminole Energy Services, LLC, a privately held natural gas marketing company, since November 2007. Mr. Krimbill was the president and chief financial officer of Energy Transfer Partners, L.P. from January 2004 until his resignation in January, 2007. Mr. Krimbill joined Heritage Propane Partners, L.P. (the predecessor of Energy Transfer Partners) as vice president and chief financial officer in 1990. Mr. Krimbill served as president of Heritage from 1999 to 2004 and as president and chief executive officer of Heritage from 2000 to 2005. Mr. Krimbill also served as a director of Energy Transfer Equity, the general partner of Energy Transfer Partners from 2000 to January 2007.

Bill Z. Parker has served as a director of our general partner since August 2005. Mr. Parker has served as a director of Laredo Petroleum L.L.C., a privately held independent oil and gas producing company, since May 2007. Mr. Parker served as a director for Latigo Petroleum, Inc., a privately held independent oil and gas production company, from 2003 to May 2006, when it was acquired by POGO Producing Company. From April 2000 to November 2002, Mr. Parker served as executive vice president of Phillips Petroleum Company’s worldwide upstream operations. Mr. Parker was executive vice president of Phillips Petroleum Company’s worldwide downstream operations from September 1999 to April 2000.

Alice M. Peterson has served as a director of our general partner since September 2005. Ms. Peterson is the president of Syrus Global, a provider of ethics, compliance and reputation management solutions. Ms. Peterson has served as a director of Navistar Financial Corporation, a wholly owned subsidiary of Navistar International, since June 2006. Ms. Peterson has served as a director of Hanesbrands Inc., an apparel company, since August 2006. Ms. Peterson has served as a director for RIM Finance, LLC, a wholly owned subsidiary of Research In Motion, Ltd., the maker of the BlackBerrytm handheld device, since 2000. Ms. Peterson served as a director of TBC Corporation, a marketer of private branded replacement tires, from July 2005 to November 2005, when it was acquired by Sumitomo Corporation of America. From 1998 to August 2004, she served as a director of Fleming Companies. From December 2000 to December 2001, Ms. Peterson served as president and general manager of RIM Finance, LLC. From April 2000 to September 2000, Ms. Peterson served as the chief executive officer of Guidance Resources.com, a start-up business focused on providing online behavioral health and concierge services to employer groups and other associations. From 1998 to 2000, Ms. Peterson served as vice president of Sears Online and from 1993 to 1998, as vice president and treasurer of Sears, Roebuck and Co.

Rodney J. Sailor has served as a director of our general partner since October 2007. Mr. Sailor has served as vice president and treasurer of Williams since July 2005. He served as assistant treasurer of Williams from 2001 to 2005 and was responsible for capital structuring and capital markets transactions, management of Williams’ liquidity position and oversight of Williams’ balance sheet restructuring program. From 1985 to 2001, Mr. Sailor served in various other capacities for Williams. Mr. Sailor has served as a director of Apco Argentina Inc., a subsidiary of Williams engaged in oil and gas exploration and production in Argentina, since September 2006, and as a director and treasurer of the general partner of Williams Pipeline Partners L.P. since August 2007.

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

Our general partner’s board of directors has adopted director independence standards, which are included in our governance guidelines and set forth below. Our governance guidelines are available on our Internet website at http://www.williamslp.com under the “Investor Relations” caption. Under the director independence standards, a director will not be considered to be independent if:

•	the director, or an immediate family member of the director, has received during any twelve-month period within the last three years more than $120,000 per year in direct compensation from our general partner, us and any parent or subsidiary in a consolidated group with such entities (collectively, the Partnership Group), other than board and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service). Neither compensation received by a director for former service as an interim chairman or chief executive officer or other executive officer nor compensation received by an immediate family member for service as an employee (other than an executive officer) of the Partnership Group will be considered in determining independence under this standard.

•	the director is a current employee, or has an immediate family member who is a current executive officer, of another company that has made payments to, or received payments from, the Partnership Group for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1.0 million, or 2% of the other company’s consolidated gross annual revenues. Contributions to tax exempt organizations are not considered “payments” for purposes of this standard.

•	the director is, or has been within the last three years, an employee of the Partnership Group, or an immediate family member is, or has been within the last three years, an executive officer, of the Partnership Group. Employment as an interim chairman or chief executive officer or other executive officer will not disqualify a director from being considered independent following that employment.

•	(i) the director is a current partner or employee of a firm that is the present or former internal or external auditor for the Partnership Group, (ii) the director has an immediate family member who is a current partner of such a firm, (iii) the director has an immediate family member who is a current employee of such a firm and personally works on the Partnership Group’s audit (iv) the director or an immediately family member was within the last three years a partner or employee of such a firm and personally worked on an audit for the Partnership Group within that time.

•	if the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Partnership Group’s present executive officers at the same time serves or served on that company’s compensation committee.

•	if the board of directors determines that a discretionary contribution made by any member of the Partnership Group to a non-profit organization with which a director, or a director’s spouse, has a relationship, impacts the director’s independence.

Our general partner’s board of directors has affirmatively determined that each of Ms. Peterson and Messrs. Krimbill and Parker is an “independent director” under the current listing standards of the New York Stock Exchange and our director independence standards. In so doing, the board of directors determined that each of these individuals met the “bright line” independence standards of the New York Stock Exchange. In addition, the board of directors considered transactions and relationships between each director and the Partnership Group, either directly or indirectly. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. The board of directors considered the fact that Mr. Krimbill serves as a director of Seminole Energy Services LLC, which is a customer and vendor to certain subsidiaries of Williams. The board of directors noted that, since

Mr. Krimbill does not serve as executive officer and does not own a significant amount of voting securities of Seminole Energy Services LLC, this relationship is not material. Accordingly, the board of directors of our general partner affirmatively determined that all of the directors mentioned above are independent. Because Messrs. Armstrong, Chappel, Malcolm, and Sailor are employees, officers and/or directors of Williams, they are not independent under these standards.

Ms. Peterson and Messrs. Krimbill and Parker do not serve as an executive officer of any non-profit organization to which the Partnership Group made contributions within any single year of the preceding three years that exceeded the greater of $1.0 million or 2% of such organization’s consolidated gross revenues. Further, in accordance with our director independence standards, there were no discretionary contributions made by any member of the Partnership Group to a non-profit organization with which such director, or such director’s spouse, has a relationship that impact the director’s independence.

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

The current contact information is as follows:

Williams Partners L.P.
c/o Williams Partners GP LLC
One Williams Center, Suite 4700
Tulsa, Oklahoma 74172
Attn: Corporate Secretary

Williams Partners L.P.
c/o Williams Partners GP LLC
One Williams Center, Suite 4700
Tulsa, Oklahoma 74172
Attn: Presiding Director

E-mail: lafleur.browne@williams.com

Board Committees

The board of directors of our general partner has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and a conflicts committee. The following is a description of each of the committees and committee membership as of February 25, 2009.

Board Committee Membership

	Audit	Conflicts
	Committee	Committee

H. Michael Krimbill	✓	✓
Bill Z. Parker	✓	•
Alice M. Peterson	•	✓

✓	= committee member

•	= chairperson

Audit Committee

Our general partner’s board of directors has determined that all members of the audit committee meet the heightened independence requirements of the New York Stock Exchange for audit committee members and that all members are financially literate as defined by the rules of the New York Stock Exchange. The board of directors has further determined that Ms. Alice M. Peterson and Mr. H. Michael Krimbill qualify as “audit committee financial experts” as defined by the rules of the SEC. Biographical information for Ms. Peterson and Mr. Krimbill is set forth above. The audit committee is governed by a written charter adopted by the board of directors. For further information about the audit committee, please read the “Report of the Audit Committee” below and “Principal Accountant Fees and Services.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our general partner’s executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the New York Stock Exchange reports of ownership of our securities and changes in reported ownership. Executive officers and directors of our general partner and greater than 10% unitholders are required to by SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on a review of reports furnished to our general partner, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2008 our general partner’s officers, our directors and our greater than 10% common unitholders filed all reports they were required to file under Section 16(a) on a timely basis.

Transfer Agent and Registrar

Computershare Trust Company, N.A. serves as registrar and transfer agent for our common units. Contact information for Computershare is as follows:

Computershare Trust Company, N.A.
P.O. Box 43069
Providence, Rhode Island 02940-3069
Phone: (781) 575-2879 or toll-free, (877) 498-8861
Hearing impaired: (800) 952-9245
Internet: www.computershare.com/investor

Send overnight mail to:

Computershare
250 Royall St.
Canton, Massachusetts 02021

CEO/CFO Certifications

We submitted the certification of Steven J. Malcolm, our general partner’s chairman of the board and chief executive officer, to the New York Stock Exchange pursuant to NYSE Section 303A.12(a) on March 26, 2008. In addition, the certificates of our chief executive officer and chief financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this annual report.

REPORT OF THE AUDIT COMMITTEE

The audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The audit committee operates under a written charter approved by the board. The charter, among other things, provides that the audit committee has authority to appoint, retain and oversee the independent auditor. In this context, the audit committee:

•	reviewed and discussed the audited financial statements in this annual report on Form 10-K with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;

•	reviewed with Ernst & Young LLP, the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality and acceptability of Williams Partners L.P.’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards;

•	received the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with Ernst & Young LLP its independence;

•	discussed with Ernst & Young LLP the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•	discussed with Williams Partners L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits. The audit committee meets with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of Williams Partners L.P.’s internal controls and the overall quality of Williams Partners L.P.’s financial reporting;

•	based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2008, for filing with the SEC; and

•	approved the selection and appointment of Ernst & Young LLP to serve as Williams Partners L.P.’s independent auditors.

This report has been furnished by the members of the audit committee of the board of directors:

—  Alice M. Peterson — chairman

—  Bill Z. Parker

—  H. Michael Krimbill

February 17, 2009

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

Compensation Discussion and Analysis

We and our general partner, Williams Partners GP LLC, were formed in February 2005. We are managed by the executive officers of our general partner who are also executive officers of Williams. Neither we nor our general partner have a compensation committee. The executive officers of our general partner are compensated directly by Williams. All decisions as to the compensation of the executive officers of our general partner who are involved in our management are made by the compensation committee of Williams. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner and we make no decisions relating to such compensation. None of the executive officers of our general partner have employment agreements with us or are otherwise specifically compensated for their service as an executive officer of our general partner. A full discussion of the policies and programs of the compensation committee of Williams will be set forth in the proxy statement for Williams’ 2009 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http://www.williams.com under the heading “Investors — SEC Filings.” We reimburse our general partner for direct and indirect general and administrative expenses attributable to our management (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing our business). Please read “Certain Relationships and Related Transactions, and Director Independence — Reimbursement of Expenses of Our General Partner” for more information regarding this arrangement.

Executive Compensation

Information regarding the portion of Mr. Armstrong’s, Mr. Bender’s, Mr. Chappel’s and Mr. Malcolm’s compensation and employment-related expenses allocable to us may be found in this filing under the heading “Certain Relationships and Related Transactions, and Director Independence — Reimbursement of Expenses of Our General Partner.”

Further information regarding the compensation of our principal executive officer, Steven J. Malcolm, who also serves as the chairman, president and chief executive officer of Williams, our principal financial officer, Donald R. Chappel, who also serves as the chief financial officer of Williams, and Alan S. Armstrong, our chief operating officer, who also serves as a senior vice president of Williams, will be set forth in the proxy statement for Williams’ 2009 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http:/www.williams.com under the heading “Investors — SEC Filings.”

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

The Board of Directors of Williams Partners GP LLC:
Alan S. Armstrong, Donald R. Chappel,
H. Michael Krimbill, Steven J. Malcolm
Bill Z. Parker, Alice M. Peterson,
Rodney J. Sailor

Compensation of Directors

We are managed by the board of directors of our general partner. Members of the board of directors who are also officers or employees of Williams or an affiliate of us or Williams do not receive additional compensation for serving on the board of directors. Please read “Certain Relationships and Related Transactions, and Director Independence — Reimbursement of Expenses of Our General Partner” for information about how we reimburse our general partner for direct and indirect general and administrative expenses attributable to our management. In 2008, non-employee directors each received an annual compensation package consisting of the following: (a) $50,000 cash retainer; (b) restricted units representing our limited partnership interests valued at $25,000 in the aggregate; and (c) $5,000 cash for service on the conflicts or audit committees of the board of directors. In addition to the annual compensation package, each non-employee director received a one-time grant of restricted units valued at $25,000 on the date of first election to the board of directors. In 2009, non-employees directors will receive an annual compensation package consisting of the following: (a) $75,000 cash retainer; and (b) $5,000 cash for service on the conflicts or audit committees of the board of directors. In addition to the annual compensation package, each non-employee director will receive a one-time payment of $25,000 on the date of first election to the board of directors and each non-employee director serving as a member of the conflicts committee of the board of directors receives $1,250 cash for each conflicts committee meeting attended by such director. The annual compensation package is paid to each non-employee director based on their service on the board of directors for the period beginning on August 22 of each fiscal year and ending on August 21 of each fiscal year. If a non-employee director’s service on the board of directors commences on or after December 1 of a fiscal year, such non-employee director will receive a prorated annual compensation package for such fiscal year. Fees for attendance at meetings of the conflicts committee are paid on August 22 and February 1 of each year for meetings held during the preceding months. Restricted units awarded to non-employee directors under the annual compensation package or upon first election to the board of directors were granted under the Williams Partners GP LLC Long-Term Incentive Plan and vested 180 days after the date of grant. Cash distributions were paid on these restricted units. Each non-employee director is also reimbursed for out-of -pocket expenses in connection with attending meetings of the board of directors or its committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. We also reimburse non-employee directors for the costs of education programs relevant to their duties as board members.

For their service, non-management directors received the following compensation in 2008:

Director Compensation Fiscal Year 2008

						Change in Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
	Fees Earned or Paid	Unit		Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards(1)		Awards	Compensation	Earnings	Compensation	Total

H. Michael Krimbill	$60,000	$47,628	(2)	—	—	—	—	$107,628
Bill Z. Parker	$60,000	$24,995	(3)	—	—	—	—	$84,995
Alice M. Peterson	$60,000	$24,995	(4)	—	—	—	—	$84,995

(1)	Awards were granted under the Williams Partners GP LLC Long-Term Incentive Plan. Awards are in the form of restricted units and are shown using a dollar value equal to the 2008 compensation expense computed in accordance with Statement of Financial Accounting Standards No. 123(R). Cash distributions are paid on these restricted units at the same time and same rate as distributions paid to our unitholders.

(2)	The grant date fair value for the 2008 restricted units for Mr. Krimbill is $24,988. At fiscal year end, Mr. Krimbill had an aggregate of 908 restricted units outstanding.

(3)	The grant date fair value for the 2008 restricted units for Mr. Parker is $24,988. At fiscal year end, Mr. Parker had an aggregate of 908 restricted units outstanding.

(4)	The grant date fair value for the 2008 restricted units for Ms. Peterson is $24,988. At fiscal year end, Ms. Peterson had an aggregate of 908 restricted units outstanding.

Long-Term Incentive Plan

In connection with our IPO, our general partner adopted the Williams Partners GP LLC Long-Term Incentive Plan for employees, consultants and directors of our general partner and employees and consultants of its affiliates who perform services for our general partner or its affiliates. To date, the only grants under the plan have been grants of restricted units to directors who are not officers or employees of us or our affiliates. On November 28, 2006, the board of directors of our general partner dissolved its compensation committee. The only function performed by the committee prior to its dissolution was to administer the Williams Partners GP LLC Long-Term Incentive Plan. Accordingly, also on November 28, 2006, the board of directors approved an amendment to the long-term incentive plan to allow the full board of directors to administer the plan. On December 2, 2008, the board of directors of our general partner approved an amendment to the long-term incentive plan to comply with Section 409A of the Internal Revenue Code of 1986 and its relevant regulations. The long-term incentive plan consists of four components: restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan currently permits the grant of awards covering an aggregate of 700,000 units.

Our general partner’s board of directors, in its discretion may terminate, suspend or discontinue the long-term incentive plan at any time with respect to any award that has not yet been granted. Our general partner’s board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, except for specific adjustment rights detailed in the plan, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Restricted Units

A restricted unit is a common unit subject to forfeiture prior to the vesting of the award. The board of directors of our general partner may determine to make grants under the plan of restricted units to employees, consultants and directors containing such terms as the board of directors shall determine. The board of directors determines the period over which restricted units granted to employees, consultants and directors will vest. The board of directors may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control (as defined by the plan) of Williams Partners L.P., our general partner or Williams, unless provided otherwise by the board of directors or in the applicable award agreement.

If a grantee’s employment, service relationship or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the board of directors provides otherwise in the award agreement or other written agreement. The board of directors may, in its discretion, waive in whole or in part such forfeiture provided that such waiver does not cause adverse tax consequences to the participant under Section 409A of the Internal Revenue Code. Common units to be delivered in connection with the grant of restricted units may be common units acquired by our general partner on the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner is entitled to reimbursement by us for the cost incurred in acquiring common units. Thus, the cost of the restricted units will be borne by us. If we issue new common units in connection with the grant of restricted units, the total number of common units outstanding will increase. The board of directors of our general partner, in its discretion, may grant tandem distribution rights with respect to restricted units.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common units of Williams Partners L.P. that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of the units;

•	each of the directors of our general partner;

•	each of the executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

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

Percentage of total units beneficially owned is based on 52,777,452 units outstanding. Unless otherwise noted below, the address for the beneficial owners listed below is One Williams Center, Tulsa, Oklahoma 74172-0172.

		Percentage
	Common Units	of Total Common Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned

The Williams Companies, Inc.(a)	11,613,527	22.00%
Williams Energy Services, LLC(a)	8,787,149	16.65%
Williams Partners GP LLC(a)	3,363,527	6.37%
Williams Energy, L.L.C.(a)	2,952,233	5.59%
MAPCO Inc.(a)	2,952,233	5.59%
Williams Partners Holdings LLC(a)	2,826,378	5.36%
Kayne Anderson Capital Advisors, L.P./Richard A. Kayne(b)	4,198,808	7.96%
Prudential Financial, Inc.(c)	3,099,864	5.87%
Jennison Associates LLC(d)	3,098,249	5.87%
Alan S. Armstrong(e)	20,000	*
James J. Bender	10,000	*
Donald R. Chappel	10,000	*
H. Michael Krimbill	47,151	*
Steven J. Malcolm(f)	25,100	*
Bill Z. Parker	9,524	*
Alice M. Peterson	4,524	*
Rodney J. Sailor	0	*
All directors and executive officers as a group (eight persons)	126,299	*

*	Less than 1%.

(a)	As noted in the Schedule 13D/A filed with the SEC on February 28, 2008, The Williams Companies, Inc. is the ultimate parent company of Williams Energy Services, LLC, Williams Partners GP LLC, Williams Energy, L.L.C., Williams Discovery Pipeline LLC and Williams Partners Holdings LLC and may, therefore, be deemed to beneficially own the units held by each of these companies. The Williams Companies, Inc.’s common stock is listed on the New York Stock Exchange under the symbol “WMB.” The Williams Companies, Inc. files information with or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934 (the Act). Williams Discovery Pipeline LLC is the record holder of 1,425,466 common units. Williams Energy Services, LLC is the record owner of 1,045,923 common units and, as the sole stockholder of MAPCO Inc. and the sole member of Williams Discovery Pipeline LLC and Williams Partners GP LLC, may, pursuant to Rule 13d-3, be deemed to beneficially own the units beneficially owned by MAPCO Inc., Williams Discovery Pipeline LLC and Williams Partners GP LLC. MAPCO Inc., as the sole member of Williams Energy, L.L.C., may, pursuant to Rule 13d-3, be deemed to beneficially own the units held by Williams Energy, L.L.C. The address of these companies is One Williams Center, Tulsa, Oklahoma 74172.

(b)	Based solely on the Schedule 13G filed with the SEC on February 12, 2009, Kayne Anderson Capital Advisors, L.P. (Kayne Capital), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, and Richard A. Kayne, a U.S. citizen, may be deemed to be the beneficial owner of units owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Capital. The Schedule 13G notes that Mr. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Capital, and is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. The address of Kayne Capital and Mr. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(c)	Based solely on the Schedule 13G/A filed with the SEC on February 6, 2009, Prudential Financial, Inc. (Prudential), a Parent Holding Company as defined in the Act, may be deemed to be the beneficial owner of securities beneficially owned by the Registered Investment Advisors and Broker Dealers listed in such Schedule 13G/A, of which Prudential is the direct or indirect parent, and may have direct or indirect voting power and/or investment discretion over the reported common units which are held for Prudential’s benefit or for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or affiliates. The 13G/A indicates that Prudential has sole voting and dispositive power over 1,115 common units and shared voting and dispositive power over 3,098,749 common units. The Schedule 13G/A notes that Prudential reported the combined holdings of these entities for the purpose of administrative convenience. The address of Prudential is 751 Broad Street, Newark, New Jersey 07102-3777.

(d)	Based solely on the Schedule 13G/A filed with the SEC on February 17, 2009, Jennison Associates LLC (Jennison), an Investment Advisor as defined in the Act, may be deemed to be the beneficial owner of securities beneficially owned by investment companies, insurance separate accounts and institutional clients (managed portfolios) for which it acts as an investment advisor. The 13G/A indicates that one such managed portfolio, Prudential Sector Funds, Inc., d/b/a JennisonDryden Sector Funds, Jennison Utility Fund, owns more than 5% of the class of securities which are the subject of this report. The Schedule 13G/A notes that Prudential indirectly owns 100% of equity interests of Jennison, and may have direct or indirect voting power and/or dispositive power over the common units which Jennison may be deemed to beneficially own. The Schedule 13G/A further notes that Jennison does not file jointly with Prudential and the common units reported by Jennison in its Schedule 13G/A may be included in the common units reported in the Schedule 13G/A filed by Prudential. The address of Jennison is 466 Lexington Avenue, New York, New York 10017.

(e)	Mr. Armstrong is the trustee of The Shelly Stone Armstrong Trust dated August 10, 2004, and has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, 10,000 common units that are held by the trust.

(f)	Represents units beneficially owned by Mr. Malcolm that are held by the Steven J. Malcolm Revocable Trust.

The following table sets forth, as of February 17, 2009, the number of shares of common stock of Williams owned by each of the executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

	Shares of Common
	Stock Owned	Shares Underlying
	Directly or	Options Exercisable
Name of Beneficial Owner	Indirectly(a)	Within 60 Days(b)	Total	Percent of Class

Alan S. Armstrong	150,918	219,489	370,407		*
James J. Bender	137,900	123,670	261,570		*
Donald R. Chappel	290,567	396,145	686,712		*
Steven J. Malcolm	904,524	1,917,876	2,822,400		*
Rodney J. Sailor	33,583	53,530	87,113		*
Bill Z. Parker	—	—	—	—
Alice M. Peterson	—	—	—	—
H. Michael Krimbill	—	—	—	—
All directors and executive officers as a group (eight persons)	1,517,492	2,710,710	4,228,202		*

*	Less than 1%.

(a)	Includes shares held under the terms of incentive and investment plans as follows: Mr. Armstrong, 15 shares in The Williams Companies Investment Plus Plan, 107,259 restricted stock units and 43,644 beneficially owned shares; Mr. Bender, 2,800 shares owned by children, 101,538 restricted stock units and

33,562 beneficially owned shares; Mr. Chappel, 171,433 restricted stock units and 119,134 beneficially owned shares; Mr. Malcolm, 46,680 shares in The Williams Companies Investment Plus Plan, 292,192 restricted stock units and 565,652 beneficially owned shares; and Mr. Sailor, 6,241 shares in The Williams Investment Plus Plan, 25,641 restricted stock units and 1,701 beneficially owned shares. Restricted stock units do not provide the holder with voting or investment power.

(b)	The shares indicated represent stock options granted under Williams’ current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 17, 2009. Shares subject to options cannot be voted.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information concerning common units that were potentially subject to issuance under the Williams Partners GP LLC Long-Term Incentive Plan as of December 31, 2008. For more information about this plan, which did not require approval by our limited partners, please read Note 13, Long-Term Incentive Plan, of our Notes to Consolidated Financial Statements and “Executive Compensation — Long-Term Incentive Plan.”

Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding	Compensation Plan
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	— (1)	—	686,597
Total	—	—	686,597

(1)	2,724 unvested restricted units granted pursuant to the Williams Partners GP LLC Long-Term Incentive Plan were outstanding as of December 31, 2008. All of these restricted units vested on February 18, 2009. No value is shown in column (b) of the table because the restricted units do not have an exercise price. To date, the only grants under the plan have been grants of restricted units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

For the fiscal year ended December 31, 2008, our general partner allocated $240,903 of salary and non-equity incentive plan compensation expense to us for Steven J. Malcolm, the chairman of the board and chief executive officer of our general partner, $108,935 of salary and non-equity incentive plan compensation expense to us for Donald R. Chappel, the chief financial officer of our general partner, $270,063 of salary and non-equity incentive plan compensation expense to us for Alan S. Armstrong, the chief operating officer of our general partner, $74,112 of salary and non-equity incentive plan compensation expense to us for James J. Bender, the general counsel of our general partner and $34,084 of salary and non-equity incentive plan compensation expense to us for Rodney J. Sailor, a director of our general partner who is also a non-executive officer and employee of Williams. Our general partner also allocated to us $121,051 for Mr. Malcolm, $70,021 for Mr. Chappel, $132,759 for Mr. Armstrong, $32,969 for Mr. Bender and $16,713 for Mr. Sailor, which expenses are attributable to additional compensation paid to each of them and other employment-related expenses, including Williams restricted stock unit and stock option awards, retirement plans, health and welfare plans, employer-related payroll taxes, matching contributions made under a Williams 401(k) plan and premiums for life insurance. Our general partner also allocated to us a portion of Williams’ expenses related to perquisites for each of Messrs. Malcolm, Bender and Armstrong, which allocation did not exceed $10,000 for any of these persons. The foregoing amounts exclude expenses allocated by Williams to Discovery and Wamsutter. No awards were granted to our general partner’s executive officers under the Williams Partners GP LLC Long-Term Incentive Plan in 2007 or 2008. The total compensation received by Mr. Malcolm, the chairman of the board and chief executive officer of our general partner who is also the chairman, president and chief executive officer of Williams, Mr. Chappel, the chief financial officer of our general partner who is also the chief financial officer of Williams, and Mr. Armstrong, the chief operating officer of our general partner who is also a senior vice president of Williams, will be set forth in the proxy statement for Williams’ 2009 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http://www.williams.com under the heading “Investors — SEC Filings.”

For the year ended December 31, 2008, we incurred approximately $120.8 million in total operating and maintenance and general and administrative expenses from Williams incurred on our behalf pursuant to the partnership agreement.

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

General and Administrative Expenses

Williams will provide us with a five-year partial credit for general and administrative (G&A) expenses incurred on our behalf. In 2006, 2007 and 2008, the amounts of the G&A credit were $3.2 million,$2.4 million and $1.6, respectively, and in 2009 the amount of the credit will be $0.8 million. After 2009, we will no longer receive any credit and will be required to reimburse Williams for all of the general and administrative expenses incurred on our behalf.

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

Williams will not be required to indemnify us for any project management or monitoring costs. This indemnification obligation terminated three years after the closing of our initial public offering, except in the case of the remediation costs associated with the KDHE Consent Orders which will survive for an unlimited period of time. There is an aggregate cap of $14.0 million on the amount of indemnity coverage, including any amounts recoverable under our insurance policy covering those remediation costs and unknown claims at Conway. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental.” In addition, we are not entitled to indemnification until the aggregate amounts of claims exceed $250,000. Liabilities resulting from a change of law after the closing of our initial public offering are excluded from the environmental indemnity by Williams for the unknown environmental liabilities.

Williams will also indemnify us for liabilities related to certain income tax liabilities attributable to the operation of the assets contributed to us in connection with our initial public offering prior to the time they were contributed.

For the year ended December 31, 2008, Williams indemnified us $1.3 million, primarily for Discovery’s marshland mitigation and Conway’s KDHE-related compliance. Including 2008, Williams has indemnified us for an aggregate of $6.7 million pursuant to the omnibus agreement.

Reimbursement for Certain Expenditures Attributable to Discovery

Williams has agreed to reimburse us for certain capital expenditures, subject to limits, including for certain “excess” capital expenditures in connection with Discovery’s Tahiti pipeline lateral expansion project. The initial expected cost of the Tahiti pipeline lateral expansion project was approximately $69.5 million, of which our 40% share, included in the initial public offering and reimbursed under the omnibus agreement, is approximately $27.8 million. Williams will reimburse us for the excess (up to $3.4 million) of the total cost of the Tahiti pipeline lateral expansion project above the amount of the required escrow deposit ($24.4 million) attributable to our 40% interest in Discovery, included in the initial public offering and reimbursed under the omnibus agreement. The current expected cost of the Tahiti pipeline lateral expansion project is $72.9 million. Williams will reimburse us for these capital expenditures upon the earlier to occur of a capital call from Discovery or Discovery actually incurring the expenditure. Williams has indemnified us for an aggregate of $1.6 million for Discovery’s capital call related to this project.

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

Wamsutter Credit Facility

Wamsutter also has a $20.0 million revolving credit facility with Williams as the lender. The credit facility is available exclusively to fund working capital requirements. Borrowings under the credit facility mature on December 12, 2009 with four, one-year automatic extensions unless terminated by either party. Wamsutter pays a commitment fee to Williams on the unused portion of the credit facility of 0.125% annually. Interest on any borrowings under the facility will be calculated upon a periodic fixed rate equal to LIBOR plus an applicable margin, or a base rate plus the applicable margin. As of December 31, 2008, Wamsutter had no outstanding borrowings under the credit facility.

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

Additionally, Wamsutter’s limited liability company agreement appoints Williams as the operator. As such, effective December 1, 2007 Williams is reimbursed on a monthly basis for all direct and indirect expenses it incurs on behalf of Wamsutter including Wamsutter’s allocable share of general and administrative costs.

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

For the year ended December 31, 2008, Discovery reimbursed Williams $4.8 million for direct payroll and employee benefit costs, as well as $0.3 million for capitalized labor costs, pursuant to the operating and maintenance agreements and paid Williams $4.5 million for operation and management fees, as well as a $0.4 million fee for managing capitalized projects, pursuant to the operating and maintenance agreements.

Natural Gas and NGL Purchasing Contracts

Certain subsidiaries of Williams market substantially all of the NGLs and excess natural gas to which Wamsutter and Discovery, our Conway fractionation and storage facility and our Four Corners system take title. Wamsutter and Discovery, our Conway fractionation and storage facility and our Four Corners system conduct the sales of the NGLs and excess natural gas to which they take title pursuant to base contracts for sale and purchase of natural gas and a NGLs master purchase, sale and exchange agreement. These agreements contain the general terms and conditions governing the transactions such as apportionment of taxes, timing and manner of payment, choice of law and confidentiality. Historically, the sales of natural gas and NGLs to which Wamsutter and Discovery, our Conway fractionation and storage facility and our Four Corners system take title have been conducted at market prices with certain subsidiaries of Williams as the counter parties. Additionally, Wamsutter and Discovery, our Conway fractionation and storage facility and our Four Corners system may purchase natural gas to meet their fuel and other requirements and our Conway storage facility may purchase NGLs as needed to maintain inventory balances.

For the year ended December 31, 2008, we sold $314.3 million of products to a subsidiary of Williams that purchases substantially all of the NGLs and excess natural gas to which our Conway fractionation and storage facility and our Four Corners system take title based on market pricing, Wamsutter sold $134.8 million of NGLs to a subsidiary of Williams that purchases substantially all of the NGLs and excess natural gas to which Wamsutter takes title based on market pricing and Discovery sold $207.7 million of products to a subsidiary of Williams that purchases substantially all of the NGLs and excess natural gas to which Discovery takes title based on market pricing.

In December 2007 and January 2008, we entered into financial swap contracts with Williams affiliates to hedge 5.4 million gallons of forecasted NGL sales monthly for February through December 2008 with a range of fixed prices of $0.86 to $2.08 per gallon depending on the specific product. These contracts expired in December 2008.

Gathering, Processing and Treating Contracts

We have a gas gathering and treating contract and a gas gathering and processing contract with an affiliate of Williams. Pursuant to the gas gathering and treating contract, our Four Corners system gathers and treats coal seam gas delivered by the affiliate to our Four Corners’ gathering systems. The term of this agreement expires on December 31, 2022, but will continue thereafter on a year-to-year basis subject to termination by either party giving at least six months written notice of termination prior to the expiration of each one year period.

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

Revenues recognized pursuant to these contracts totaled $37.9 million in 2008.

Natural Gas Purchases

We, Wamsutter and Discovery purchase natural gas primarily for fuel and shrink replacement from Williams Gas Marketing, an affiliate of Williams. These purchases are made at current market prices. For Four Corners, we purchased approximately $140.7 million of natural gas from Williams Gas Marketing during 2008. Wamsutter purchased approximately $54.1 million and Discovery purchased approximately $57.2 million of natural gas for fuel and shrink replacement from Williams Gas Marketing during 2008.

Four Corners uses waste heat from a co-generation plant located adjacent to the Milagro treating plant. The co-generation plant is owned by an affiliate of Williams, Williams Flexible Generation, LLC. Waste heat is required for the natural gas treating process, which occurs at Milagro. The charge to us for the waste heat is based on the natural gas needed to generate this waste heat. We purchase this natural gas from Williams Gas Marketing. Included in the $140.7 million presented in the immediately preceding paragraph is $22.3 million of natural gas purchases made to pursuant to this arrangement.

For the year ended December 31, 2008 we purchased a gross amount of $22.5 million of natural gas for our Conway fractionator from an affiliate of Williams.

In December 2007, we entered into fixed price natural gas purchase contracts for 2008 with Williams Gas Marketing to hedge the price of our natural gas shrink replacement costs for 13.3 BBtu/d at a range of fixed prices from $6.59 to $7.17 per MMBtu. These contracts expired in December 2008.

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

Summary of Other Transactions with Williams

For the year ended December 31, 2008:

•	we distributed $55.2 million to affiliates of Williams as quarterly distributions on their common units, subordinated units, 2% general partner interest and incentive distribution rights; and

•	we purchased $15.2 million of NGLs to replenish deficit product positions from a subsidiary of Williams based on market pricing.

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

Fees for professional services provided by our independent auditors, Ernst & Young LLP, for each of the last two fiscal years in each of the following categories are:

	2008	2007
	(Thousands)

Audit Fees	$1,066	$1,416
Audit-Related Fees	—	—
Tax Fees	35	35
All Other Fees	—	—

	$1,101	$1,451

Fees for audit services in 2008 and 2007 include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, the audit of our assessment of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and services provided in connection with other filings with the SEC. The audit fees for 2007 in the table above also include $0.3 million for services provided in connection with the acquisition of interests in Discovery and Wamsutter. The fees for audit services do not include audit costs for stand-alone audits for equity investees, including Discovery or Wamsutter. Tax fees for 2008 and 2007 include fees for review of our federal tax return. Ernst & Young LLP does not provide tax services to our general partner’s executive officers.

The audit committee of our general partner has established a policy regarding pre-approval of all audit and non-audit services provided by Ernst & Young LLP. On an ongoing basis, our general partner’s management presents specific projects and categories of service to our general partner’s audit committee for which advance approval is requested. The audit committee reviews those requests and advises management if the audit committee approves the engagement of Ernst & Young LLP. On a quarterly basis, the management of our general partner reports to the audit committee regarding the services rendered by, including the fees of, the independent accountant in the previous quarter and on a cumulative basis for the fiscal year. The audit committee may also delegate the ability to pre-approve permissible services, excluding services related to our internal control over financial reporting, to any two committee members, provided that any such pre-approvals are reported at a subsequent audit committee meeting. In 2008 and 2007, 100% of Ernst & Young LLP’s fees were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 and 2. Williams Partners L.P. financials

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a)3 and (b). The following documents are included as exhibits to this report:

Exhibit
Number		Description

*§Exhibit 2.1	—	Purchase and Sale agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006).
*§Exhibit 2.2	—	Purchase and Sale Agreement, dated November 16, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File 001-32599) filed with the SEC on November 21, 2006).
*§Exhibit 2.3	—	Purchase and Sale Agreement, dated June 20, 2007, by and among Williams Energy, L.L.C., Williams Energy Services, LLC and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 25, 2007).
*§Exhibit 2.4	—	Purchase and Sale Agreement, dated November 30, 2007, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 3, 2007).
*Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).
*Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (attached as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).
*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3 and 4 (attached as Exhibit 3.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on May 1, 2008).

Exhibit
Number		Description

*Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (attached as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*Exhibit 4.1	—	Indenture, dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (attached as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 4.2	—	Form of 7 1/2% Senior Note due 2011 (included as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 4.3	—	Certificate of Incorporation of Williams Partners Finance Corporation (attached as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562) filed with the SEC on September 22, 2006).
*Exhibit 4.4	—	Bylaws of Williams Partners Finance Corporation (attached as Exhibit 4.6 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562) filed with the SEC on September 22, 2006).
*Exhibit 4.5	—	Indenture, dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (attached as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 4.6	—	Form of 7 1/4% Senior Note due 2017 (included as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P. current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 10.1	—	Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*#Exhibit 10.2	—	Williams Partners GP LLC Long-Term Incentive Plan (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*#Exhibit 10.3	—	Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 4, 2006).
+#Exhibit 10.4	—	Amendment No. 2 to the Williams Partners GP LLC Long-Term Incentive Plan, dated December 2, 2008.
*Exhibit 10.5	—	Contribution, Conveyance and Assumption Agreement, dated August 23, 2005, by and among Williams Partners L.P., Williams Energy, L.L.C., Williams Partners GP LLC, Williams Partners Operating LLC, Williams Energy Services, LLC, Williams Discovery Pipeline LLC, Williams Partners Holdings LLC and Williams Natural Gas Liquids, Inc. (attached as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*Exhibit 10.6	—	Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC (attached as Exhibit 10.7 to Amendment No. 1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on June 24, 2005).
*Exhibit 10.7	—	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC (attached as Exhibit 10.6 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on August 8, 2006).

Exhibit
Number		Description

+#Exhibit 10.8	—	Director Compensation Policy dated November 29, 2005, as revised January 26, 2009.
*#Exhibit 10.9	—	Form of Grant Agreement for Restricted Units (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 1, 2005).
*Exhibit 10.10	—	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 10.11	—	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Field Services Company, LLC and Williams Four Corners LLC (attached as Exhibit 10.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 10.12	—	Amended and Restated Working Capital Loan Agreement, dated August 7, 2006, between The Williams Companies, Inc. and Williams Partners L.P. (attached as Exhibit 10.7 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on August 8, 2006).
*Exhibit 10.13	—	Contribution, Conveyance and Assumption Agreement, dated December 13, 2006, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 10.14	—	Assignment Agreement, dated December 11, 2007, by and between Williams Field Services Company, LLC and Wamsutter LLC (attached as Exhibit 10.01 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.15	—	Contribution, Conveyance and Assumption Agreement, dated December 11, 2007, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.16	—	Amended and Restated Limited Liability Company Agreement of Wamsutter LLC, dated December 11, 2007, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.17	—	Credit Agreement dated as of December 11, 2007, by and among Williams Partners L.P., the lenders party hereto, Citibank, N.A., as Administrative Agent and Issuing Bank, and The Bank of Nova Scotia, as Swingline Lender (attached as Exhibit 10.5 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
+Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges
+Exhibit 21	—	List of subsidiaries of Williams Partners L.P.
+Exhibit 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
+Exhibit 23.2	—	Consent of Independent Auditors, Ernst & Young LLP.
+Exhibit 24	—	Power of attorney.
+Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit
Number		Description

+Exhibit 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
+Exhibit 99.1	—	Williams Partners GP LLC Financial Statements.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

+	Filed herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.

(c)	Wamsutter LLC financial statements and notes thereto Discovery Producer Services LLC financial statements and notes thereto

Report of Independent Auditors

To the Management Committee of
Wamsutter LLC

We have audited the accompanying balance sheets of Wamsutter LLC as of December 31, 2008 and 2007, and the related statements of income, members’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wamsutter LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 23, 2009

WAMSUTTER LLC

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Accounts receivable:
Trade	$8,755	$7,644
Affiliate	7,178	13,299
Other	100	2,424
Product imbalance	1,032	2,038
Reimbursable capital projects	82	1,709

Total current assets	17,147	27,114
Gross property, plant and equipment	462,979	398,903
Less accumulated depreciation	(144,907)	(123,740)

Property, plant and equipment, net	318,072	275,163
Other noncurrent assets	468	191

Total assets	$335,687	$302,468

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$9,582	$4,627
Affiliate	2,407	5,153
Product imbalance	1,753	2,296
Accrued liabilities	3,218	940

Total current liabilities	16,960	13,016
Deferred revenue	2,567	2,239
Other noncurrent liabilities	1,786	501
Commitments and contingencies (Note 10)
Members’ capital	314,374	286,712

Total liabilities and members’ capital	$335,687	$302,468

See accompanying notes to financial statements.

WAMSUTTER LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Product sales:
Affiliate	$134,776	$93,744	$113,484
Third-party	27,384	7,447	—
Gathering and processing services	68,670	67,904	57,859
Other revenues	8,704	6,214	5,203

Total revenues	239,534	175,309	176,546
Costs and expenses:
Product cost:
Affiliate	63,064	34,973	55,206
Third-party	15,745	11,066	15,882
Operating and maintenance expense:
Affiliate	(1,513)	36	3,969
Third-party	22,486	18,221	13,078
Depreciation and accretion	21,182	18,424	16,189
General and administrative expense:
Affiliate	12,837	11,825	8,866
Third-party	670	798	—
Taxes other than income	1,868	1,637	1,411
Other (income) expense — net	(569)	944	255

Total costs and expenses	135,770	97,924	114,856

Net income	$103,764	$77,385	$61,690

See accompanying notes to financial statements.

WAMSUTTER LLC

STATEMENT OF MEMBERS’ CAPITAL

	Predecessor	Williams		Class C*
	Owner’s	Partners	Williams		Williams
	Equity	Class A	Class B	Williams	Partners	Total
	(In thousands)

Balance — December 31, 2005	$241,156	$—	$—	$—	$—	$241,156
Net income — 2006	61,690	—	—	—	—	61,690
Distributions	(39,601)	—	—	—	—	(39,601)

Balance — December 31, 2006	263,245	—	—	—	—	263,245
Net income through November 30, 2007	70,023	—	—	—	—	70,023
Distributions	(55,006)	—	—	—	—	(55,006)

	278,262	—	—	—	—	278,262
Conversion of predecessor owner’s equity to member capital	(278,262)	276,262	—	1,000	1,000	—
Net income — December 2007	—	7,362	—	—	—	7,362
Capital contributions	—	—	1,088	—	—	1,088

Balance — December 31, 2007	—	283,624	1,088	1,000	1,000	286,712
Net income — 2008	—	73,312	—	15,226	15,226	103,764
Capital contributions	—	3,658	31,240	—	—	34,898
Transition support payment (distribution)	—	(7,614)	7,614	—	—	—
Distributions	—	(72,050)	—	(19,475)	(19,475)	(111,000)

Balance — December 31, 2008	$—	$280,930	$39,942	$(3,249)	$(3,249)	$314,374

*	Williams and Williams Partners each held 20 Class C units throughout 2007 and 2008.

See accompanying notes to financial statements.

WAMSUTTER LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net income	$103,764	$77,385	$61,690
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	21,182	18,424	16,189
Provision for loss on property plant & equipment	—	1,392	—
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	7,334	(16,655)	(1,118)
Reimbursable capital projects	1,627	(29)	(1,662)
Accounts payable	(753)	6,113	(659)
Product imbalance	463	(1,335)	(8)
Accrued liabilities	115	(662)	473
Deferred revenue	335	882	682
Other, including changes in other noncurrent assets and liabilities	(426)	26	54

Net cash provided by operating activities	133,641	85,541	75,641

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(62,656)	(29,450)	(36,133)
Change in accounts payable — capital expenditures	2,961	(2,174)	93
Change in accrued liabilities — capital expenditures	2,156	—	—

Net cash used by investing activities	(57,539)	(31,624)	(36,040)

FINANCING ACTIVITIES:
Distributions	(111,000)	(55,005)	(39,601)
Capital contributions	34,898	1,088	—
Transition support payments received from Class B member	7,614	—	—
Transition support payments distributed to Class A member	(7,614)	—	—

Net cash used by financing activities	(76,102)	(53,917)	(39,601)

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to financial statements.

WAMSUTTER LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

References in this report to “we,” “our,” “us” or like terms refer to Wamsutter LLC. In June 2007, Williams Field Services Company, LLC (WFSC) formed Wamsutter LLC, and on December 11, 2007, WFSC conveyed a natural gas gathering and processing system in Wyoming previously held by WFSC (the Wamsutter assets) into Wamsutter LLC in connection with the acquisition of certain ownership interests in Wamsutter LLC by Williams Partners L.P. (the Partnership). WFSC is a wholly owned subsidiary of The Williams Companies, Inc (Williams). The Partnership owned 100% of our Class A membership interests and 50% of our initial Class C units (or 20 Class C units). WFSC owned 100% of our Class B membership interests and the remaining 50% of our initial Class C units (or 20 Class C units). In January 2009 we issued an additional 70.8 and 28.8 Class C units to the Partnership and WFSC, respectively, related to their funding of expansion capital expenditures placed in service during 2008. Therefore, the Partnership now owns 65% and WFSC owns 35% of our outstanding Class C units. See Note 8, “Members’ Capital”, for more information about these different forms of ownership.

Note 2.	Description of Business

We operate a natural gas gathering and processing system in Wyoming. The system includes approximately 1,800 miles of natural gas gathering pipelines with typical operating capacity of approximately 500 million cubic feet per day (MMcf/d) at current operating pressures. The system has total compression of approximately 69,000 horsepower. The assets also include the Echo Springs natural gas processing plant, which has an inlet capacity of 390 MMcf/d and can produce approximately 30,000 barrels per day (bpd) of natural gas liquids (NGLs).

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

Accounts Receivable.  Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue which generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of our customers and the amount and age of past due accounts. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been unsuccessful.

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

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. Depreciation of property, plant and equipment is provided on a straight-line basis over estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that extend the useful lives of the assets or increase their functionality are capitalized. We remove the cost of property, plant and equipment sold or retired and the related accumulated depreciation from the accounts in the period of sale or disposition. Gains and losses on the disposal of property, plant and equipment are recorded in the Statements of Income.

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as corresponding accretion expense included in operating income.

Revenue Recognition.  We recognize revenue for sales of products when the product has been delivered, and we generally recognize revenues from the gathering and processing of gas in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. One gathering agreement provides incremental fee-based revenues upon the completion of projects that lower system pressures. This revenue is recognized on a units-of-production basis as gas is produced under this agreement. Additionally, revenue from customers for the installation and operation of electronic flow measurement equipment is recognized evenly over the life of the underlying agreements.

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

The employees supporting our operations are employees of Williams. Their payroll costs are directly charged to us by Williams. Williams carries the accruals for most employee-related liabilities in its financial statements, including the liabilities related to the employee retirement and medical plans and paid time off. Our share of these costs is charged to us through affiliate billing and reflected in Operating and maintenance expense — Affiliate in the accompanying Statements of Income.

We purchase natural gas for fuel and shrink replacement from Williams Gas Marketing, Inc. a wholly owned indirect subsidiary of Williams. These purchases are made at market rates at the time of purchase. These costs are reflected in Operating and maintenance expense — Affiliate and Product cost — Affiliate in the accompanying Statements of Income.

WAMSUTTER LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of affiliate operating and maintenance expense directly charged to us for the periods stated is as follows:

	2008	2007	2006
	(In thousands)

Operating and maintenance expense — Affiliate:
Natural gas fuel purchases and system (gains) losses	$(7,287)	$(5,225)	$(323)
Salaries, benefits and other	5,774	5,261	4,292

	$(1,513)	$36	$3,969

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

We participate in Williams’ cash management program; hence, we maintain no cash balances. Prior to December 1, 2007, our net advances to Williams under an unsecured promissory note agreement which allowed for both advances to and from Williams were classified as a component of members’ capital because, although the advances were due on demand, Williams had not historically required repayment or repaid amounts owed to us. Changes in the advances to Williams are presented as distributions to Williams in the Statement of Members’ Capital and Statements of Cash Flows. As of December 1, 2007 these net advances to Williams are included in Accounts receivable — Affiliate. As of December 31, 2008 and 2007 we had receivables from Williams of $4.7 million and $1.3 million, respectively. Interest is paid to us on amounts receivable from Williams under the cash management program based on the rate received by Williams on the overnight investment of its excess cash.

WAMSUTTER LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5.	Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

			Estimated
	December 31,		Depreciable
	2008	2007	Lives
	(In thousands)

Land, rights of way and other	$22,365	$18,613	0- 30 years
Gathering pipelines and related equipment	336,041	313,283	10-30 years
Processing plants and related equipment	50,771	48,673	30 years
Buildings and related equipment	11,476	11,122	3-30 years
Construction work in progress	42,326	7,212

Total property, plant and equipment	462,979	398,903
Accumulated depreciation	144,907	123,740

Net property, plant and equipment	$318,072	$275,163

Our asset retirement obligation relates to gas processing and compression facilities located on leased land and wellhead connections on federal land. At the end of the useful life of each respective asset, we are legally or contractually obligated to remove certain surface equipment and cap certain gathering pipelines at the wellhead connection.

A rollforward of our asset retirement obligation for 2008 and 2007 is presented below.

	2008	2007
	(In thousands)

Balance, January 1	$221	$209
Liabilities incurred during the period	—	—
Liabilities settled during the period	—	—
Accretion expense	15	10
Estimate revisions	1,420	2

Balance, December 31	$1,656	$221

Note 6.	Accrued Liabilities

Accrued liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)

Taxes other than income	$933	$818
Construction retainage	2,206	50
Deferred revenue	79	72

	$3,218	$940

Note 7.	Credit Facilities and Leasing Activities

We have a $20.0 million revolving credit facility with Williams as the lender. The credit facility is available exclusively to fund working capital requirements. Borrowings under the credit facility mature on December 12, 2009 with four, one-year automatic extensions unless terminated by either party. We pay a

WAMSUTTER LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

commitment fee to Williams on the unused portion of the credit facility of 0.125% annually. Interest on any borrowings under the facility will be based upon a periodic fixed rate equal to LIBOR plus an applicable margin, or a base rate plus the applicable margin. As of December 31, 2008, we had no outstanding borrowings under the credit facility.

We lease the land on which a significant portion of our pipeline assets are located. The primary landowner is the Bureau of Land Management (BLM). The BLM leases are for thirty years with renewal options. We also lease vehicles under non-cancelable leases, which are for lease terms of about 45 months. In addition, we lease compression units under a lease agreement with Caterpillar Financial Services on a 60-month term that began on November 18, 2005. These leases are accounted for as operating leases. The future minimum annual rentals under these non-cancelable leases as of December 31, 2008 are payable as follows:

(In thousands)

2009	$1,362
2010	1,300
2011	129
2012	40
2013 and thereafter	20

$2,851

Total rent expense for the years ended 2008, 2007 and 2006 was $2.1 million, $2.0 million and $1.7 million, respectively.

Note 8.	Members’ Capital

Governance.  Most decisions regarding our day to day operations are made by Williams in its capacity as the Class B member. However, certain decisions require the consent of the Class A member, including, but not limited to, (i) the sale or disposition of assets over $20.0 million, (ii) the merger or consolidation with another entity, (iii) the purchase or acquisition of assets or businesses, (iv) the making of an investment in a third party in excess of $20.0 million, (v) the guarantee or incurrence of any debt, (vi) the cancelling or settling of any claim in excess of $20.0 million, (vii) the selling or redeeming of any equity interests in us, (viii) the declaration of distributions not described below, (ix) the entering into certain transactions outside the ordinary course of business with our affiliates and (x) the approval of our annual business plan. Williams also controls the Class A member through its ownership of the Class A member’s general partner.

Distributions.  Our limited liability company (LLC) agreement provides for distributions of available cash to be made quarterly. We distribute our available cash as follows:

•	First, an amount equal to $17.5 million per quarter to the holder of our Class A membership interests;

•	Second, an amount, if needed, to the holder of our Class A membership interests to increase the distribution on our Class A membership interests in prior quarters of the current distribution year to $17.5 million per quarter; and

•	Third, 5% of remaining available cash shall be distributed to the holder of our Class A membership interests and 95% shall be distributed to the holders of our Class C units, on a pro rata basis.

In addition, to the extent that at the end of the fourth quarter of a distribution year, our Class A member has received less than $70.0 million under the first and second bullets above, our Class C members will be required to repay any distributions they received in that distribution year such that our Class A member receives $70.0 million for that distribution year. If this repayment is insufficient to result in the Class A

WAMSUTTER LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

member receiving $70.0 million, the shortfall will not carry forward to the next distribution year. Our initial distribution year began on December 1, 2007 and ended on November 30, 2008. Subsequent distribution years commence on December 1 and end on November 30.

Our LLC agreement provides that we will receive a transition support payment, related to a cap on general and administrative expenses, from our Class B membership interest each quarter during 2008 through 2012. This payment is distributed directly to our Class A membership interest who receives allocated income equal to the distribution. The reimbursement is treated as a capital contribution by our Class B membership interest.

Income Allocation.  The allocation of our net income is based upon the allocation and distribution provisions of our LLC agreement. In general, the agreement allocates income to the Class A, B and C membership interests in a manner that will maintain capital account balances reflective of the amounts each membership interest would receive if we were dissolved and liquidated at our carrying value. The Class A membership interest will receive 100% of our annual net income up to $70.0 million. Income in excess of $70 million will be shared between the Class A membership interest and Class C membership interest. Our net income allocation does not affect the amount of available cash we distribute for any quarter.

Contributions for Capital Expenditures.  We fund expansion capital expenditures through capital contributions from our members as specified in our LLC agreement. The agreement specifies that expansion capital expenditures with expected total expenditures in excess of $2.5 million at the time of approval and well connections that grow gathered volumes as defined in our LLC agreement be funded by contributions from our Class B member. Our Class A member will provide capital contributions related to expansion projects with expected total expenditures less than $2.5 million at the time of approval. On the first day of the quarter following the quarter the asset related to these expansion capital expenditures is placed in service, we will issue to each contributing member one Class C unit for each $50,000 contributed by it, including the interest accrued on the investment prior to the issuance of the Class C units. We will issue fractional Class C units as necessary. As of December 31, 2008 Williams has contributed an additional $28.8 million for an expansion capital project that is expected to be placed in service during 2010. Williams will receive Class C units related to these expenditures after the asset is placed in service.

Limitations of member’s liability.  Our LLC agreement provides that we will indemnify and hold harmless each member from and against all losses, claims, damages, liabilities, expenses (including attorneys’ fees), and other amounts, that arise out of or are incidental to our business or the member’s status as a member, unless incurred due to the actual fraud or willful misconduct of the member. The LLC agreement further provides that no member will be personally liable for any of our debts, liabilities or obligations with the exception of certain capital contributions provided by the terms of our LLC agreement and the amount of any distribution made to such member that must be returned to us pursuant to the Delaware Limited Liability Company Act.

Liquidation preferences.  Our LLC agreement provides that proceeds from liquidation would be distributed in preferential order to the Class B, A and C members with each of these members fully recovering their unrecovered capital account balance before moving to the next class of ownership. Any remaining proceeds would be distributed 5% to the Class A membership interest and 95% to the Class C membership interest.

Note 9.	Major Customers and Concentrations of Credit Risk

At December 31, 2008 and 2007, substantially all of our accounts receivable result from product sales and gathering and processing services provided to our five largest customers. One customer is an affiliate of Williams which minimizes our credit risk exposure. The remaining customers may impact our overall credit risk either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’

WAMSUTTER LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables.

Our largest customer, on a percentage of revenues basis, is WNGLM, which purchases and resells substantially all of the NGLs to which we take title. WNGLM accounted for 56%, 56% and 66% of revenues in 2008, 2007 and 2006, respectively. The percentages for the remaining three largest customers are as follows:

	2008	2007	2006

Customer A	15%	20%	16%
Customer B	7	10	10
Customer C	10	4	—

Note 10.	Commitments and Contingencies

Will Price.  In 2001, we were named, along with other subsidiaries of Williams, as defendants in a nationwide class action lawsuit in Kansas state court that had been pending against other defendants, generally pipeline and gathering companies, since 2000. The plaintiffs alleged that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs and sought an unspecified amount of damages. The defendants have opposed class certification, and a hearing on the plaintiffs’ second motion to certify the class was held on April 1, 2005. We are awaiting a decision from the court. The amount of any possible liability cannot be reasonably estimated at this time.

Grynberg.  In 1998, the U.S. Department of Justice informed Williams that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government in the United States District Court for the District of Colorado under the False Claims Act against Williams and certain of its wholly owned subsidiaries and us. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. Grynberg had also filed claims against approximately 300 other energy companies alleging that the defendants violated the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. In 1999, the Department of Justice announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against us. The matter is on appeal to the Tenth Circuit Court of Appeals. The amount of any possible liability cannot be reasonably estimated at this time.

Report of Independent Registered Public Accounting Firm

To the Management Committee of
Discovery Producer Services LLC

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Producer Services LLC at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Tulsa, Oklahoma
February 23, 2009

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$42,052	$38,509
Trade accounts receivable:
Affiliate	202	22,467
Other	1,899	5,847
Insurance receivable	3,373	5,692
Inventory	519	483
Other current assets	2,933	5,037

Total current assets	50,978	78,035
Restricted cash	3,470	6,222
Property, plant, and equipment, net	370,482	368,228

Total assets	$424,930	$452,485

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$3,125	$8,106
Other	34,779	17,617
Accrued liabilities	5,714	6,439
Other current liabilities	1,616	1,658

Total current liabilities	45,234	33,820
Noncurrent accrued liabilities	19,771	12,216
Members’ capital	359,925	406,449

Total liabilities and members’ capital	$424,930	$452,485

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Product sales:
Affiliate	$207,706	$216,889	$148,385
Third-party	1,324	5,251	—
Gas and condensate transportation services:
Affiliate	782	979	3,835
Third-party	13,308	15,553	14,668
Gathering and processing services:
Affiliate	1,506	3,092	8,605
Third-party	12,709	17,767	19,473
Other revenues	3,913	1,141	2,347

Total revenues	241,248	260,672	197,313
Costs and expenses:
Product cost and shrink replacement:
Affiliate	83,576	93,722	66,890
Third-party	63,422	61,982	52,662
Operating and maintenance expenses:
Affiliate	8,836	5,579	5,276
Third-party	27,834	23,409	17,773
Depreciation and accretion	21,324	25,952	25,562
Taxes other than income	1,439	1,330	1,114
General and administrative expenses — affiliate	4,500	2,280	2,150
Other (income) expense, net	(3,511)	534	283

Total costs and expenses	207,420	214,788	171,710

Operating income	33,828	45,884	25,603
Interest income	(650)	(1,799)	(2,404)
Foreign exchange (gain) loss	78	(388)	(2,076)

Net income	$34,400	$48,071	$30,083

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL

		Williams
		Partners	DCP Assets
	Williams	Operating	Holding,
	Energy, L.L.C.	LLC	LP	Total

Balance, December 31, 2005	$87,806	$170,532	$155,298	$413,636
Contributions	800	1,600	11,109	13,509
Distributions	(10,798)	(16,400)	(16,400)	(43,598)
Net income	6,017	12,033	12,033	30,083

Balance at December 31, 2006	83,825	167,765	162,040	413,630
Contributions	—	—	3,920	3,920
Distributions	(7,233)	(28,270)	(23,669)	(59,172)
Net income	2,602	26,241	19,228	48,071
Sale of Williams Energy, L.L.C.’s 20% interest to Williams Partners Operating LLC	(79,194)	79,194	—	—

Balance at December 31, 2007	—	244,930	161,519	406,449
Contributions	—	5,700	7,376	13,076
Distributions	—	(56,400)	(37,600)	(94,000)
Net income	—	20,641	13,759	34,400

Balance at December 31, 2008	$—	$214,871	$145,054	$359,925

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

OPERATING ACTIVITIES:
Net income	$34,400	$48,071	$30,083
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	21,324	25,952	25,562
Net loss on disposal of equipment	175	603	—
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	26,213	(9,389)	26,599
Insurance receivable	2,319	6,931	(12,147)
Inventory	(36)	93	348
Other current assets	2,104	(802)	(1,911)
Accounts payable	5,932	(7,540)	(6,062)
Accrued liabilities	(725)	1,320	(1,086)
Other current liabilities	(52)	(3,147)	2,070

Net cash provided by operating activities	91,654	62,092	63,456
INVESTING ACTIVITIES:
Decrease in restricted cash	2,752	22,551	15,786
Property, plant, and equipment:
Capital expenditures	(16,188)	(31,739)	(33,516)
Proceeds from sale of property, plant and equipment	—	649	—
Change in accounts payable — capital expenditures	6,249	2,625	568

Net cash used by investing activities	(7,187)	(5,914)	(17,162)
FINANCING ACTIVITIES:
Distributions to members	(94,000)	(59,172)	(43,598)
Capital contributions	13,076	3,920	13,509

Net cash used by financing activities	(80,924)	(55,252)	(30,089)

Increase in cash and cash equivalents	3,543	926	16,205
Cash and cash equivalents at beginning of period	38,509	37,583	21,378

Cash and cash equivalents at end of period	$42,052	$38,509	$37,583

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Description of Business

Our company consists of Discovery Producer Services LLC (DPS) a Delaware limited liability company formed on June 24, 1996, and its wholly owned subsidiary, Discovery Gas Transmission LLC (DGT) a Delaware limited liability company also formed on June 24, 1996. DPS was formed for the purpose of constructing and operating a 600 million cubic feet per day (MMcf/d) cryogenic natural gas processing plant near Larose, Louisiana and a 32,000 barrel per day (bpd) natural gas liquids fractionator near Paradis, Louisiana. DGT was formed for the purpose of constructing and operating a natural gas pipeline from offshore deep water in the Gulf of Mexico to DPS’s gas processing plant in Larose, Louisiana. The mainline has a design capacity of 600 MMcf/d and consists of approximately 105 miles of pipe. DPS has since connected several laterals to the DGT pipeline to expand its presence in the Gulf. Herein, DPS and DGT are collectively referred to in the first person as “we,” “us” or “our” and sometimes as “the Company”.

At the beginning of the periods presented, we were owned 20% by Williams Energy, L.L.C. (a wholly owned subsidiary of The Williams Companies, Inc.), 40% by DCP Assets, LP (DCP) and 40% by Williams Partners Operating LLC (a wholly owned subsidiary of Williams Partners L.P) (WPZ). Williams Energy, L.L.C. is our operator. Herein, The Williams Companies, Inc. and its subsidiaries are collectively referred to as “Williams.”

On June 28, 2007, WPZ acquired the 20% interest in us previously held by Williams Energy, L.L.C. Hence, at December 31, 2007, we are owned 60% by WPZ and 40% by DCP.

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

Cash and Cash Equivalents.  The cash and cash equivalent balance is primarily invested in funds with high-quality, short term securities and instruments that are issued or guaranteed by the U.S. government. These securities have maturities of three months or less when acquired.

Trade Accounts Receivable.  Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There was no allowance for doubtful accounts at December 31, 2008 and 2007.

Insurance Receivable.  Hurricane Katrina damaged our pipeline and onshore facilities in 2005, and Hurricane Ike damaged the 30” mainline and 18” lateral in 2008. Expenditures incurred for the repair of these damages which are probable for recovery when incurred are recorded as insurance receivable. We expense expenditures up to the insurance deductible ($6.4 million in 2008), amounts not covered by insurance ($2.0 million in 2008) and amounts subsequently determined not to be recoverable.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gas Imbalances.  In the course of providing transportation services to customers, DGT may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. This results in gas transportation imbalance receivables and payables which are recovered or repaid in cash, based on market-based prices, or through the receipt or delivery of gas in the future. Imbalance receivables and payables are included in Other current assets and Other current liabilities in the Consolidated Balance Sheets. Imbalance receivables are valued based on the lower of the current market prices or weighted average cost of natural gas in the system. Imbalance payables are valued at current market prices. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and the timing of delivery of gas based on operational conditions. Pursuant to a settlement with our shippers issued by the Federal Energy Regulatory Commission on February 5, 2008, if a cash-out refund is due and payable to a shipper during any year pursuant to Transporter’s FERC Gas Tariff, shipper will be deemed to have immediately assigned its right to the refund amount to us.

Inventory.  Inventory includes fractionated products at our Paradis facility and is carried at the lower of cost or market. Cost is determined based on the weighted average natural gas shrink replacement cost.

Restricted Cash.  Restricted cash within non-current assets relates to escrow funds contributed by our members for the construction of the Tahiti pipeline lateral expansion. The restricted cash is classified as non-current because the funds will be used to construct a long-term asset. The restricted cash is primarily invested in short-term money market accounts with financial institutions.

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. The natural gas and natural gas liquids maintained in the pipeline facilities necessary for their operation (line fill) are included in property, plant and equipment. Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of 25 to 35 years. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that extend the useful lives of the assets or increase their functionality are capitalized. The cost of property, plant and equipment sold or retired and the related accumulated depreciation is removed from the accounts in the period of sale or disposition. Gains and losses on the disposal of property, plant and equipment are recorded in the Statements of Income.

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as corresponding accretion expense included in operating income.

Revenue Recognition.  Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to Federal Energy Regulatory Commission (FERC) regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There were no rate refund liabilities accrued at December 31, 2008 or 2007.

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

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3.	Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include the following:

•	sales to Williams of NGLs to which we take title and excess gas at current market prices for the products and

•	processing and sales of natural gas liquids and transportation of gas and condensate for DCP’s affiliates, Texas Eastern Corporation and ConocoPhillips Company.

The following table summarizes these related-party revenues during 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Williams	$207,782	$217,012	$148,543
Texas Eastern Corporation	1,953	3,912	12,282
ConocoPhillips	259	36	—

Total	$209,994	$220,960	$160,825

We have no employees. Pipeline and plant operations are performed under operation and maintenance agreements with Williams. Most costs for materials, services and other charges are third-party charges and are invoiced directly to us. Operating and maintenance expenses— affiliate includes the following:

•	direct payroll and employee benefit costs incurred on our behalf by Williams, and

•	rental expense under a 10-year leasing agreement for pipeline capacity through 2015 from Texas Eastern Transmission, LP (an affiliate of DCP)

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

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Capitalized labor	$317	$222	$373
Capitalized project fee	375	651	538

	$692	$873	$911

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2008 and 2007:

			Estimated
	Years Ended December 31,		Depreciable
	2008	2007	Lives
	(In thousands)

Property, plant, and equipment:
Construction work in progress	$76,302	$66,550
Buildings	5,054	4,950	25 — 35 years
Land and land rights	5,575	2,491	0 — 35 years
Transportation lines	305,172	311,368	25 — 35 years
Plant and other equipment	216,189	200,722	25 — 35 years

Total property, plant, and equipment	608,292	586,081
Less accumulated depreciation	237,810	217,853

Net property, plant, and equipment	$370,482	$368,228

Effective July 1, 2008, we revised our estimate of the useful lives of the Larose processing plant and the regulated pipeline and gathering system. The annual depreciation expense will decrease $13 million.

Commitments for construction and acquisition of property, plant, and equipment for the Tahiti pipeline lateral expansion are approximately $1.5 million at December 31, 2008.

Our asset retirement obligations relate primarily to our offshore platform and pipelines and our onshore processing and fractionation facilities. At the end of the useful life of each respective asset, we are legally or contractually obligated to dismantle the offshore platform, properly abandon the offshore pipelines, remove the onshore facilities and related surface equipment and restore the surface of the property.

A rollforward of our asset retirement obligation for 2008 and 2007 is presented below.

	Years Ended December 31,
	2008	2007
	(In thousands)

Balance at January 1	$12,118	$3,728
Accretion expense	1,082	422
Estimate revisions	3,327	7,554
Liabilities incurred	3,157	414

Balance at December 31	$19,684	$12,118

Note 5.	Leasing Activities

We lease the land on which the Paradis fractionator and the Larose processing plant are located. The initial term of each lease is 20 years with renewal options for an additional 30 years. We also have a ten-year leasing agreement for pipeline capacity from Texas Eastern Transmission, LP that includes renewal options and options to increase capacity which would also increase rentals. On September 12, 2008, we filed an amendment to the capacity lease agreement increasing the leased capacity and resulting in a lease payment

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase of $380,000 annually. The future minimum annual rentals under these non-cancelable leases as of December 31, 2008 are payable as follows:

(In thousands)

2009	$1,241
2010	1,241
2011	1,241
2012	1,241
2013	1,241
Thereafter	2,105

$8,310

Total rent expense for 2008, 2007 and 2006, including a cancelable platform space lease and month-to-month leases, was $1.6 million, $1.4 million and $1.4 million, respectively.

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

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)

Cash and cash equivalents	$42,052	$42,052	$38,509	$38,509
Restricted cash	3,470	3,470	6,222	6,222

Concentrations of Credit Risk

Our cash equivalent balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

At December 31, 2008, substantially all of our customer accounts receivable result from gas transmission services provided for our largest three customers. This concentration of customers may impact our overall credit risk either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We did not incur any credit losses on receivables during 2008 and 2007.

Major Customers.  Williams accounted for approximately $208.0 million (86%), $217.0 million (83%), $149.8 million (75%) respectively, of our total revenues in 2008, 2007 and 2006. These revenues were for the sale of NGLs received as compensation under processing contracts with third-party producers.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Rate and Regulatory Matters

Rate and Regulatory Matters.  Annually, DGT files a request with the FERC for a lost-and-unaccounted-for gas percentage to be allocated to shippers for the upcoming fiscal year beginning July 1. On May 30, 2008, DGT filed to maintain a lost-and-unaccounted-for percentage of zero percent until July 1, 2009 and to retain the 2007 net system gains of $2.3 million that are unrelated to the lost-and-unaccounted-for gas over recovered from its shippers. By Order dated June 26, 2008 the filing was approved. The approval was subject to a 30-day protest period, which passed without protest. As of December 31, 2008, and 2007, DGT has deferred amounts of $5.5 million and $5.8 million, respectively, included in current accrued liabilities in the accompanying Consolidated Balance Sheets. The December 31, 2008 balance includes 2008 unrecognized net system gains. The December 31, 2007 balance represents amounts collected from customers pursuant to prior years’ lost and unaccounted for gas percentage and unrecognized net system gains.

On October 16, 2008, the FERC issued Order No. 717, implementing standards of conduct for interstate pipelines and marketing function employees of the interstate pipeline or of the pipeline’s affiliates. The standards of conduct preclude an interstate pipeline from any actions that might provide any of its or its affiliate’s marketing function employees with an unfair market advantage. The standards of conduct only apply to natural gas transmission providers that are affiliated with a marketing or brokering entity that conducts transportation transactions on such natural gas transmission provider’s pipeline. Currently DGT’s marketing or brokering affiliates do not conduct transmission transactions on DGT’s pipeline; therefore, the standards of conduct are not currently applicable to DGT.

On November 16, 2007, DGT filed a petition for approval of a settlement in lieu of a general rate change filing with FERC. One shipper, ExxonMobil Gas & Power Marketing Company, filed a protest. On February 5, 2008, the FERC issued an order approving the settlement as to all parties except the protesting ExxonMobil Gas & Power Marketing Company. The settlement allowed Discovery to recognize the amounts collected from customers pursuant to prior years lost and unaccounted for gas of $3.5 million. The order is now final and no longer subject to rehearing. DGT implemented the settlement rates and surcharges effective January 1, 2008.

Environmental Matters.  We are subject to extensive federal, state, and local environmental laws and regulations which affect our operations related to the construction and operation of our facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. We have not been notified and are not currently aware of any material noncompliance under the various environmental laws and regulations.

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

Williams Partners L.P.
(Registrant)

By:	Williams Partners GP LLC, its general partner

By:	/s/ Ted T. Timmermans
Ted T. Timmermans
Controller (Duly Authorized Officer
and Principal Accounting Officer)

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. MALCOLM Steven J. Malcolm	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2009

/s/ DONALD R. CHAPPEL Donald R. Chappel	Chief Financial Officer and Director (Principal Financial Officer)	February 26, 2009

/s/ TED T. TIMMERMANS Ted T. Timmermans	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2009

/s/ ALAN S. ARMSTRONG* Alan S. Armstrong	Director	February 26, 2009

/s/ BILL Z. PARKER* Bill Z. Parker	Director	February 26, 2009

/s/ ALICE M. PETERSON* Alice M. Peterson	Director	February 26, 2009

/s/ H. MICHAEL KRIMBILL* H. Michael Krimbill	Director	February 26, 2009

/s/ RODNEY J. SAILOR* Rodney J. Sailor	Director	February 26, 2009

*By: /s/ WILLIAM H. GAULT William H. Gault Attorney-in-fact		February 26, 2009

INDEX TO EXHIBITS

Exhibit
Number		Description

*§Exhibit 2.1	—	Purchase and Sale agreement, dated April 6, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 7, 2006).
*§Exhibit 2.2	—	Purchase and Sale Agreement, dated November 16, 2006, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File 001-32599) filed with the SEC on November 21, 2006).
*§Exhibit 2.3	—	Purchase and Sale Agreement, dated June 20, 2007, by and among Williams Energy, L.L.C., Williams Energy Services, LLC and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 25, 2007).
*§Exhibit 2.4	—	Purchase and Sale Agreement, dated November 30, 2007, by and among Williams Energy Services, LLC, Williams Field Services Group, LLC, Williams Field Services Company, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 3, 2007).
*Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).
*Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (attached as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).
*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3 and 4 (attached as Exhibit 3.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (FileNo. 001-32599) filed with the SEC on May 1, 2008).
*Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (attached as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*Exhibit 4.1	—	Indenture, dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (attached as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 4.2	—	Form of 7 1/2% Senior Note due 2011 (included as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 4.3	—	Certificate of Incorporation of Williams Partners Finance Corporation (attached as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562) filed with the SEC on September 22, 2006).
*Exhibit 4.4	—	Bylaws of Williams Partners Finance Corporation (attached as Exhibit 4.6 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562) filed with the SEC on September 22, 2006).
*Exhibit 4.5	—	Indenture, dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (attached as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).

Exhibit
Number		Description

*Exhibit 4.6	—	Form of 7 1/4% Senior Note due 2017 (included as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P. current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 10.1	—	Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*#Exhibit 10.2	—	Williams Partners GP LLC Long-Term Incentive Plan (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*#Exhibit 10.3	—	Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 4, 2006).
+#Exhibit 10.4	—	Amendment No. 2 to the Williams Partners GP LLC Long-Term Incentive Plan, dated December 2, 2008.
*Exhibit 10.5	—	Contribution, Conveyance and Assumption Agreement, dated August 23, 2005, by and among Williams Partners L.P., Williams Energy, L.L.C., Williams Partners GP LLC, Williams Partners Operating LLC, Williams Energy Services, LLC, Williams Discovery Pipeline LLC, Williams Partners Holdings LLC and Williams Natural Gas Liquids, Inc. (attached as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).
*Exhibit 10.6	—	Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC (attached as Exhibit 10.7 to Amendment No. 1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on June 24, 2005).
*Exhibit 10.7	—	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC (attached as Exhibit 10.6 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on August 8, 2006).
+#Exhibit 10.8		Director Compensation Policy dated November 29, 2005, as revised January 26, 2009.
*#Exhibit 10.9	—	Form of Grant Agreement for Restricted Units (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 1, 2005).
*Exhibit 10.10	—	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 10.11	—	Contribution, Conveyance and Assumption Agreement, dated June 20, 2006, by and among Williams Field Services Company, LLC and Williams Four Corners LLC (attached as Exhibit 10.4 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on June 20, 2006).
*Exhibit 10.12	—	Amended and Restated Working Capital Loan Agreement, dated August 7, 2006, between The Williams Companies, Inc. and Williams Partners L.P. (attached as Exhibit 10.7 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) filed with the SEC on August 8, 2006).

Exhibit
Number		Description

*Exhibit 10.13		Contribution, Conveyance and Assumption Agreement, dated December 13, 2006, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 19, 2006).
*Exhibit 10.14	—	Assignment Agreement, dated December 11, 2007, by and between Williams Field Services Company, LLC and Wamsutter LLC (attached as Exhibit 10.01 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.15	—	Contribution, Conveyance and Assumption Agreement, dated December 11, 2007, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.16	—	Amended and Restated Limited Liability Company Agreement of Wamsutter LLC, dated December 11, 2007, by and among Williams Energy Services, LLC, Williams Field Services Company, LLC, Williams Field Services Group, LLC, Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (attached as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
*Exhibit 10.17	—	Credit Agreement dated as of December 11, 2007, by and among Williams Partners L.P., the lenders party hereto, Citibank, N.A., as Administrative Agent and Issuing Bank, and The Bank of Nova Scotia, as Swingline Lender (attached as Exhibit 10.5 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on December 17, 2007).
+Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges
+Exhibit 21	—	List of subsidiaries of Williams Partners L.P.
+Exhibit 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
+Exhibit 23.2	—	Consent of Independent Auditors, Ernst & Young LLP.
+Exhibit 24	—	Power of attorney.
+Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
+Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
+Exhibit 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
+Exhibit 99.1	—	Williams Partners GP LLC Financial Statements.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

+	Filed herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.