Form 10-Q
period 2009-03-31
Williams Partners L.P.
filed 2009-04-30
CIK 1324518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-32599
WILLIAMS PARTNERS L.P.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	20-2485124

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE WILLIAMS CENTER
TULSA, OKLAHOMA	74172-0172

(Address of principal executive offices)	(Zip Code)
(918) 573-2000
(Registrant’s telephone number, including area code)
NO CHANGE
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 52,777,452 common units outstanding as of April 29, 2009.

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
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations and results of operations;

•	The levels of cash distributions to unitholders;

•	Seasonality of certain business segments; and

•	Natural gas and natural gas liquids prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The reader should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. Many of the factors that could adversely affect our business, results of operations and financial condition are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:
•	Whether we have sufficient cash from operations to enable us to maintain current levels of cash distributions or to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including the current economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission.
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A. “Risk Factors” of this quarterly report on Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per-unit amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Product sales:
Affiliate	$30,872	$78,122
Third-party	2,291	4,221
Gathering and processing:
Affiliate	10,610	8,790
Third-party	47,255	46,210
Storage	8,361	7,333
Fractionation	2,557	3,292
Other	3,522	2,394

Total revenues	105,468	150,362
Costs and expenses:
Product cost and shrink replacement:
Affiliate	8,866	22,033
Third-party	11,296	30,065
Operating and maintenance expense (excluding depreciation):
Affiliate	11,759	23,133
Third-party	28,147	23,951
Depreciation, amortization and accretion	11,184	11,226
General and administrative expense:
Affiliate	11,587	9,876
Third-party	893	928
Taxes other than income	2,436	2,505
Other expense — net	1,679	333

Total costs and expenses	87,847	124,050

Operating income	17,621	26,312
Equity earnings-Wamsutter	15,321	21,194
Discovery investment income	812	13,621
Interest expense	(15,116)	(17,673)
Interest income	34	175

Net income	$18,672	$43,629

Allocation of net income for calculation of earnings per unit:
Net income	$18,672	$43,629
Allocation of net income (loss) to general partner	(372)	5,981	(a)

Allocation of net income to limited partners	$19,044	$37,648	(a)

Basic and diluted net income per limited partner unit:
Common units	$0.36	$0.71	(a)
Subordinated units	$—	$0.71	(a)
Weighted average number of units outstanding:
Common units	52,777,452	49,005,497
Subordinated units	—	3,769,231

(a)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$77,287	$116,165
Accounts receivable:
Trade	17,750	16,279
Affiliate	16,001	11,652
Other	1,390	2,919
Product imbalance	3,926	6,344
Prepaid expense	9,568	4,102
Reimbursable projects	1,166	—
Other current assets	2,565	3,642

Total current assets	129,653	161,103
Investment in Wamsutter	277,869	277,707
Investment in Discovery Producer Services	184,342	184,466
Gross property, plant and equipment	1,265,874	1,265,153
Less accumulated depreciation	(630,826)	(624,633)

Property, plant and equipment, net	635,048	640,520
Other noncurrent assets	27,181	28,023

Total assets	$1,254,093	$1,291,819

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$20,410	$22,348
Affiliate	12,435	11,122
Product imbalance	3,153	8,926
Deferred revenue	844	4,916
Accrued interest	10,659	18,705
Other accrued liabilities	9,734	6,172

Total current liabilities	57,235	72,189
Long-term debt	1,000,000	1,000,000
Environmental remediation liabilities	2,014	2,321
Other noncurrent liabilities	13,832	13,699
Commitments and contingent liabilities (Note 7)
Partners’ capital	181,012	203,610

Total liabilities and partners’ capital	$1,254,093	$1,291,819

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net income	$18,672	$43,629
Adjustments to reconcile to cash provided by operations:
Depreciation, amortization and accretion	11,184	11,226
Equity earnings of Wamsutter	(15,321)	(21,194)
Equity (earnings) losses of Discovery Producer Services	3,211	(13,621)
Distributions related to equity earnings of Wamsutter	15,321	22,703
Distributions related to equity earnings of Discovery Producer Services	—	13,621
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(4,291)	(20,212)
Prepaid expense	(5,466)	467
Reimbursable projects	(1,166)	—
Other current assets	1,077	5,282
Accounts payable	(625)	16,596
Product imbalance	(3,355)	(835)
Accrued liabilities	(4,729)	(7,214)
Deferred revenue	(4,155)	(3,364)
Other, including changes in non-current liabilities	2,175	1,120

Net cash provided by operating activities	12,532	48,204

INVESTING ACTIVITIES:
Capital expenditures	(6,972)	(11,556)
Cumulative distributions in excess of equity earnings of Discovery Producer Services	—	3,179
Cumulative distributions in excess of equity earnings of Wamsutter	322	—
Change in accrued liabilities and accounts payable-capital expenditures	(61)	(6,574)
Proceeds from sale of property, plant and equipment	162	—
Contributions to Wamsutter	(485)	(22)
Contributions to Discovery Producer Services	(3,086)	(437)

Net cash used by investing activities	(10,120)	(15,410)

FINANCING ACTIVITIES:
Distributions to unitholders	(41,617)	(35,283)
Proceeds from sale of common units	—	28,992
Redemption of common units from general partner	—	(28,992)
Contributions per omnibus agreement	327	771
Other	—	76

Net cash used by financing activities	(41,290)	(34,436)

Decrease in cash and cash equivalents	(38,878)	(1,642)
Cash and cash equivalents at beginning of period	116,165	36,197

Cash and cash equivalents at end of period	$77,287	$34,555

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Limited		Total
	Partners	General	Partners'
	Common	Partner	Capital

Balance — January 1, 2009	$1,619,954	$(1,416,344)	$203,610
Net income	11,772	6,900	18,672
Cash distributions	(33,513)	(8,104)	(41,617)
Contributions pursuant to the omnibus agreement	—	327	327
Other	20	—	20

Balance — March 31, 2009	$1,598,233	$(1,417,221)	$181,012

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
     We are principally engaged in the business of gathering, transporting, processing and treating natural gas and fractionating and storing natural gas liquids (NGL). Operations of our businesses are located in the United States and are organized into three reporting segments: (1) Gathering and Processing — West, (2) Gathering and Processing — Gulf and (3) NGL Services. Our Gathering and Processing — West segment includes the Four Corners gathering and processing operations and our equity investment in Wamsutter. Our Gathering and Processing — Gulf segment includes the Carbonate Trend gathering pipeline and our 60% ownership interest in Discovery. Our NGL Services segment includes the Conway fractionation and storage operations.
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 26, 2009, for the year ended December 31, 2008. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2009, and results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. We eliminated all intercompany accounts and transactions and reclassified certain amounts to conform to the current classifications.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2. Recent Accounting Standards
     In March 2008, the Financial Accounting Standards Board (FASB) ratified the decisions reached by the Emerging Issues Task Force (EITF) with respect to EITF Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF Issue No. 07-4 states, among other things, that the calculation of earnings per unit should not reflect an allocation of undistributed earnings to the incentive distribution right (IDR) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. Previously, under generally accepted accounting principles, we calculated earnings per unit as if all the earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution exceeded the actual incentive distribution. Following the adoption of the guidance in EITF Issue No. 07-4, we no longer calculate assumed incentive distributions. We adopted EITF Issue No. 07-4 in January 2009, and have retrospectively applied it to all periods presented. The retrospective application of this guidance decreased the income allocated to the general partner and increased the income allocated to limited partners for the amount that any assumed incentive distribution exceeded the actual incentive distribution calculated during that period. Certain of our historical periods’ earnings per unit have been revised as a result of this change. Earnings per unit for the three months ended March 31, 2008 increased from $0.66 per unit to $0.71 per unit. Adoption of this new standard only impacts the allocation of earnings for purposes of calculating our earnings per limited partner unit and has no impact on our results of operations, allocation of earnings to capital accounts, or distributions of available cash to unitholders and our general partner.
     In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) that would amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107), to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP applies to all financial instruments and entities within the scope of SFAS No. 107. An entity is required to disclose the fair value of all financial instruments, whether recognized or not recognized in the statement of financial position, along with the related carrying amount. An entity is also required to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. We will adopt the FSP in the second quarter of 2009, resulting in additional fair value disclosures.
Note 3. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, is as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Allocation to general partner:
Net income	$18,672	$43,629
Reimbursable general and administrative costs charged directly to general partner	760	398

Income subject to 2% allocation of general partner interest	19,432	44,027
General partner’s share of net income	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	388	881
Incentive distributions paid to general partner*	7,272	4,231
Direct charges to general partner	(760)	(398)

Net income allocated to general partner	$6,900	$4,714

Net income	$18,672	$43,629
Net income allocated to general partner	6,900	4,714

Net income allocated to limited partners	$11,772	$38,915

*	Using the method of computing earnings per unit prescribed by EITF 07-4, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period. The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period.
     Common and subordinated unitholders have always shared equally, on a per-unit basis, in the net income allocated to limited partners.
     We paid or have authorized payment of the following cash distributions during 2008 and 2009 (in thousands, except for per unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
2/14/2008	$0.5750	$26,321	$4,025	$706	$4,231	$35,283
5/15/2008	$0.6000	$31,665	—	$758	$5,499	$37,922
8/14/2008	$0.6250	$32,984	—	$811	$6,765	$40,560
11/14/2008	$0.6350	$33,513	—	$832	$7,272	$41,617
2/13/2009	$0.6350	$33,513	—	$832	$7,272	$41,617
5/15/2009 (a)	$0.6350	$33,513	—	$684	—	$34,197

(a)	The board of directors of our general partner declared this cash distribution on April 23, 2009 to be paid on May 15, 2009 to unitholders of record at the close of business on May 8, 2009. In April 2009, The Williams Companies, Inc. (Williams) waived the incentive distribution rights related to 2009 distribution periods. The IDRs paid in February 2009 relate to the fourth-quarter 2008 distribution to unitholders.

Note 4. Related Party Transactions
     In 2009, our omnibus agreement with Williams was amended to increase the aggregate amount of the credit we can receive related to certain general and administrative expenses for 2009. Consequently, for 2009, Williams will provide up to an additional $10.0 million credit, in addition to the $0.8 million annual credit previously provided under the original omnibus agreement, to the extent that all 2009 non-segment profit general and administrative expenses exceed $36.0 million. We will record total general and administrative expenses (including those expenses that are subject to the credit by Williams) as an expense, and we will record any credits as capital contributions from Williams. Accordingly, our net income will not reflect the benefit of the credit received from Williams. However, the cost subject to this credit will be allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis will reflect the benefit of this credit. For the three months ended March 31, 2009, the total general and administrative credit received from Williams was $0.8 million.
Note 5. Equity Investments
     Wamsutter allocates net income (equity earnings) to us based upon the allocation, distribution, and liquidation provisions of its limited liability company agreement applied as though liquidation occurs at book value. In general, the agreement allocates income in a manner that will maintain capital account balances reflective of the amounts each membership interest would receive if Wamsutter were dissolved and liquidated at carrying value. The income allocation for the quarterly periods during a year reflects the preferential rights of the Class A member to any distributions made to the Class C member until the Class A member has received $70.0 million in distributions for the year. The Class B member receives no income or loss allocation. As the owner of 100% of the Class A membership interest, we will receive 100% of Wamsutter’s net income up to $70.0 million. Income in excess of $70.0 million will be shared between the Class A member and Class C member, of which we currently own 65%. For annual periods in which Wamsutter’s net income exceeds $70.0 million, this will result in a higher allocation of equity earnings to us early in the year and a lower allocation of equity earnings to us later in the year. Wamsutter’s net income allocation does not affect the amount of available cash it distributes for any quarter.
     The summarized financial position and results of operations for 100% of Wamsutter are presented below (in thousands):
Wamsutter

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current assets	$16,414	$17,147
Property, plant and equipment, net	331,657	318,072
Non-current assets	782	468
Current liabilities	(15,424)	(16,960)
Non-current liabilities	(4,413)	(4,353)

Members’ capital	$329,016	$314,374

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenues:
Product sales:
Affiliate	$18,377	$45,016
Third-party	3,025	5,034
Gathering and processing services	19,384	15,015
Other revenues	2,445	2,560
Costs and expenses excluding depreciation and accretion:
Affiliate	12,611	33,214
Third-party	9,852	7,989
Depreciation and accretion	5,447	5,228

Net income	$15,321	$21,194

Williams Partners’ interest — equity earnings	$15,321	$21,194

     The summarized financial position and results of operations for 100% of Discovery are presented below (in thousands):
Discovery

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current assets	$61,356	$50,978
Non-current restricted cash and cash equivalents	799	3,470
Property, plant and equipment, net	370,732	370,482
Current liabilities	(54,237)	(45,234)
Non-current liabilities	(20,743)	(19,771)

Members’ capital	$357,907	$359,925

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenues:
Affiliate	$12,791	$78,006
Third-party	7,243	9,150
Costs and expenses:
Affiliate	7,070	38,246
Third-party	18,156	26,620
Interest income	(8)	(264)
Foreign exchange (gain) loss	168	(147)

Net income (loss)	$(5,352)	$22,701

Discovery investment income:
Williams Partners’ interest — equity earnings (losses)	$(3,211)	$13,621
Business interruption proceeds	4,023	—

Discovery investment income	$812	$13,621

     In March 2009, we funded a $3.1 million cash call from Discovery for the Tahiti project. During the second quarter, we will receive a $1.8 million reimbursement of those funds pursuant to the requirements of our omnibus agreement with Williams. In April 2009, we funded $6.3 million representing our portion of Discovery’s cash call to partners for repair costs in excess of the deductible, net of any insurance prepayments. Once Discovery receives the remaining insurance proceeds, we expect it to make special distributions back to its members.
Note 6. Long-Term Debt and Credit Facilities
     Long-Term Debt
     Long-term debt at March 31, 2009 and December 31, 2008 is as follows:

	Interest	March 31,	December 31,
	Rate	2009	2008
		(In millions)
Credit agreement term loan, adjustable rate, due 2012	(a )	$250	$250
Senior unsecured notes, fixed rate, due 2017	7.25%	600	600
Senior unsecured notes, fixed rate, due 2011	7.50%	150	150

Total Long-term debt		$1,000	$1,000

(a)	1.27% at March 31, 2009.
     Credit Facilities
     We have a $450.0 million senior unsecured credit agreement (Credit Agreement) with Citibank, N.A., as administrative agent, comprised initially of a $200.0 million revolving credit facility available for borrowings and letters of credit and a $250.0 million term loan. The parent company and certain affiliates of Lehman Brothers Commercial Bank, who is committed to fund up to $12.0 million of this credit facility, filed for bankruptcy in September 2008. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of the other participating banks remain in effect and are not impacted by this reduction. However, debt covenants may restrict the full use of the credit facility as discussed below. We must repay borrowings under the Credit Agreement by December 11, 2012. At March 31, 2009, we had a $250.0 million term loan outstanding under the term loan provisions and no amounts outstanding under the revolving credit facility.
     The Credit Agreement contains various covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur indebtedness, grant certain liens supporting indebtedness, merge, consolidate, sell all or substantially all of our assets or make distributions or other payments other than distributions of available cash under certain conditions. Significant financial covenants under the Credit Agreement include the following:
•	We are required to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1.00 as of the last day of any fiscal quarter. This ratio may be increased in the case of an acquisition of $50.0 million or more, in which case the ratio will be 5.50 to 1.00 for the fiscal quarter in which the acquisition occurs and three fiscal quarter-periods following such acquisition. At March 31, 2009, our ratio of consolidated indebtedness to consolidated EBITDA, as calculated under this covenant, of approximately 3.22 is in compliance with this covenant.

•	Our ratio of consolidated EBITDA to consolidated interest expense (each as defined in the Credit Agreement) must be not less than 2.75 to 1.00 as of the last day of any fiscal quarter, unless we obtain an investment grade rating from Standard and Poor’s Ratings Services or Moody’s Investors Service and the rating from the other agency is not less than Ba1 or BB+, as applicable. At March 31, 2009, our ratio of consolidated EBITDA to consolidated interest expense, as calculated under this covenant, of approximately 4.94 is in compliance with this covenant.
     Inasmuch as the ratios are calculated on a rolling four-quarter basis, these ratios do not reflect a full-year impact of the lower earnings we experienced in the fourth quarter of 2008 and the first quarter of 2009. In the event that, despite our efforts, we breach our financial covenants causing an event of default, the lenders could, among other things, accelerate the maturity of any borrowings under the facility (including our $250.0 million term loan) and terminate their commitments to lend.
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital requirements. Borrowings under the credit facility mature on June 20, 2009. We are required to reduce all borrowings under the credit facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the credit facility. As of March 31, 2009, we had no outstanding borrowings under the working capital credit facility.
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
     In April 2007, the New Mexico Environment Department’s Air Quality Bureau (NMED) issued a Notice of Violation (NOV) that alleges various emission and reporting violations in connection with our Lybrook gas processing plant’s flare and leak detection and repair program. In December 2007, the NMED proposed a penalty of approximately $3 million. In July 2008, the NMED issued an NOV that alleged air emissions permit exceedances for three glycol dehydrators at one of our compressor facilities and proposed a penalty of approximately $103,000. We are discussing the proposed penalties with the NMED.
     In March 2008, the Environmental Protection Agency (EPA) proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at a compressor station. We met with the EPA and are exchanging information in order to resolve the issues.
     We have accrued liabilities totaling $1.5 million at March 31, 2009 for these environmental activities. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by governmental authorities, negotiations with the applicable agencies, and other factors.
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
     Environmental Matters-Conway. We are a participant in certain environmental remediation activities associated with soil and groundwater contamination at our Conway storage facilities. These activities relate to four projects that are in various remediation stages including assessment studies, cleanups and/or remedial operations and monitoring. We continue to coordinate with the Kansas Department of Health and Environment (KDHE) to develop screening, sampling, cleanup and monitoring programs. The costs of such activities will depend upon the program scope ultimately agreed to by the KDHE and are expected to be paid over the next two to six years. At March 31, 2009, we had accrued liabilities totaling $3.2 million for these costs. It is reasonably possible that we will incur costs in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.
     Under an omnibus agreement with Williams entered into at the closing of our initial public offering, Williams agreed to indemnify us for certain Conway environmental remediation costs. At March 31, 2009, approximately $7.2 million remains available for future indemnification. Payments received under this indemnification are accounted for as a capital contribution to us by Williams as the costs are reimbursed.
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
     Grynberg. In 1998, the U.S. Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its subsidiaries (including us) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal. On April 14, 2009, Grynberg filed a petition for rehearing of the Tenth Circuit’s judgment.
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

		Gathering &
	Gathering &	Processing -	NGL
	Processing - West	Gulf	Services	Total
	(In thousands)
Three Months Ended March 31, 2009:
Segment revenues	$90,778	$486	$14,204	$105,468
Product cost and shrink replacement	18,461	—	1,701	20,162
Operating and maintenance expense	33,014	575	6,317	39,906
Depreciation, amortization and accretion	10,344	32	808	11,184
Direct general and administrative expense	2,161	—	756	2,917
Other, net	3,809	—	306	4,115

Segment operating income (loss)	22,989	(121)	4,316	27,184
Investment income	15,321	812	—	16,133

Segment profit	$38,310	$691	$4,316	$43,317

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$27,184
General and administrative expenses:
Allocated-affiliate				(8,882)
Third party-direct				(681)

Combined operating income				$17,621

Three Months Ended March 31, 2008:
Segment revenues	$132,333	$567	$17,462	$150,362
Product cost and shrink replacement	47,446	—	4,652	52,098
Operating and maintenance expense	40,893	524	5,667	47,084
Depreciation, amortization and accretion	10,299	153	774	11,226
Direct general and administrative expense	1,930	—	544	2,474
Other, net	2,554	—	284	2,838

Segment operating income (loss)	29,211	(110)	5,541	34,642
Equity earnings	21,194	13,621	—	34,815

Segment profit	$50,405	$13,511	$5,541	$69,457

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$34,642
General and administrative expenses:
Allocated-affiliate				(7,662)
Third party-direct				(668)

Combined operating income				$26,312

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Please read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements included in Item 1 of Part I of this quarterly report.
Overview
     We are principally engaged in the business of gathering, transporting, processing and treating natural gas and fractionating and storing natural gas liquids (NGLs). We manage our business and analyze our results of operations on a segment basis. Our operations are divided into three business segments:
•	Gathering and Processing — West (West). Our West segment includes Four Corners and ownership interests in Wamsutter, consisting of (i) 100% of the Class A limited liability company membership interests and (ii) 65% of the Class C limited liability company membership interests (together, the Wamsutter Ownership Interests). We account for the Wamsutter Ownership Interests as an equity investment.

•	Gathering and Processing — Gulf (Gulf). Our Gulf segment includes (1) our 60% ownership interest in Discovery and (2) the Carbonate Trend gathering pipeline off the coast of Alabama. We account for our ownership interest in Discovery as an equity investment.

•	NGL Services. Our NGL Services segment includes three integrated NGL storage facilities and a 50% undivided interest in a fractionator near Conway, Kansas.
Executive Summary
     Our results for the first quarter of 2009 reflect the continuing impact of low NGL commodity prices. For example, our average NGL margins at Four Corners and Wamsutter for the first quarter of 2009 have declined approximately 57% from the first quarter of 2008. However, given the current energy commodity price and NGL margin environment, together with our cash balance, we expect to maintain our current level of cash distributions throughout 2009. Additionally as discussed further below, Williams, which owns our general-partner interest, will provide us with significant, additional support for 2009 which will enable us to maintain a higher level of cash retention and a stronger overall liquidity position. We maintained our first-quarter unitholder distribution at $0.635 per unit which equaled our fourth-quarter 2008 distribution and was 6% higher than our first-quarter 2008 distribution.
Recent Events
     In 2009, Williams waived the incentive distribution rights (IDRs) related to 2009 distribution periods. The IDRs represent approximately $29.0 million, on an annual basis, at the partnership’s current per-unit cash distribution level.
     In 2009, our omnibus agreement with Williams was amended to increase the aggregate amount of the credit we can receive related to certain general and administrative expenses for 2009. Consequently, for 2009, Williams will provide up to an additional $10.0 million credit, in addition to the $0.8 million annual credit previously provided under the original omnibus agreement, to the extent that all 2009 non-segment profit general and administrative expenses exceed $36.0 million. We will record total general and administrative expenses (including those expenses that are subject to the credit by Williams) as an expense, and we will record any credits as capital contributions from Williams. Accordingly, our net income will not reflect the benefit of the credit received from Williams. However, the costs subject to this credit will be allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis will reflect the benefit of this credit.

Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended
	March 31,		% Change from
	2009	2008	2008(1)
	(Thousands)
Revenues	$105,468	$150,362	(30)%
Costs and expenses:
Product cost and shrink replacement	20,162	52,098	+61%
Operating and maintenance expense	39,906	47,084	+15%
Depreciation, amortization and accretion	11,184	11,226	—
General and administrative expense	12,480	10,804	(16)%
Taxes other than income	2,436	2,505	+3%
Other expense — net	1,679	333	NM

Total costs and expenses	87,847	124,050	+29%

Operating income	17,621	26,312	(33)%
Equity earnings — Wamsutter	15,321	21,194	(28)%
Discovery investment income	812	13,621	(94)%
Interest expense	(15,116)	(17,673)	+14%
Interest income	34	175	(81)%

Net income	$18,672	$43,629	(57)%

(1)	+ = Favorable Change; ( ) = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended March 31, 2009 vs. three months ended March 31, 2008
     Revenues decreased $44.9 million, or 30%, due primarily to lower product sales in our West segment resulting from significantly lower average NGL sales prices and lower sales of NGLs on behalf of third-party producers, partially offset by higher fee-based revenues.
     Product cost and shrink replacement decreased $31.9 million, or 61%, due primarily to lower product cost and shrink replacement in our West segment related primarily to decreased purchases of NGLs from third-party producers who elected to have us sell their NGLs and lower average natural gas prices.
     Operating and maintenance expense decreased $7.2 million, or 15%, due primarily to lower system and imbalance losses in our West segment.
     General and administrative expense increased $1.7 million, or 16%, due primarily to higher expenses for technical support services and other support services allocated by Williams to us for administrative support functions.
     Other expense — net in 2009 reflects a $1.7 million loss recognized on property taken out of service.
     Operating income decreased $8.7 million, or 33%, due primarily to substantially lower average per-unit NGL sales margins, partially offset by lower operating and maintenance expense and higher fee-based revenue in our West segment.
     Equity earnings from Wamsutter decreased $5.9 million, or 28%, due primarily to lower per-unit NGL sales margins on lower NGL sales volumes, partially offset by lower operating and maintenance expense and higher fee-based revenue.
     Discovery investment income decreased $12.8 million, or 94%, due primarily to lower equity earnings resulting from lower NGL sales margins from both lower volumes and lower average per-unit margins for both keep-whole and percentage-of-liquids processing agreements, partially offset by $4.0 million hurricane-related receipts under our Discovery-related business interruption policy.

     Interest expense decreased $2.6 million, or 14%, due primarily to the lower interest rate on our $250.0 million floating-rate term loan.
Results of operations — Gathering and Processing — West
     The Gathering and Processing — West segment includes our Four Corners natural gas gathering, processing and treating assets and our Wamsutter Ownership Interests.

	Three months ended
	March 31,
	2009	2008
	(Thousands)
Revenues	$90,778	$132,333
Costs and expenses, including interest:
Product cost and shrink replacement	18,461	47,446
Operating and maintenance expense	33,014	40,893
Depreciation, amortization and accretion	10,344	10,299
General and administrative expense — direct	2,161	1,930
Taxes other than income	2,129	2,221
Other expense, net	1,680	333

Total costs and expenses, including interest	67,789	103,122

Segment operating income	22,989	29,211
Equity earnings — Wamsutter	15,321	21,194

Segment profit	$38,310	$50,405

Four Corners
Three months ended March 31, 2009 vs. three months ended March 31, 2008
     Revenues decreased $41.6 million, or 31%, due primarily to $46.2 million lower product sales, slightly offset by $4.7 million higher gathering, processing and other fee revenue.
     Product sales revenues decreased due primarily to:
•	$28.5 million related to a 59% decrease in average NGL sales prices realized on sales of NGLs which we received under keep-whole and percent-of-liquids processing contracts. This decrease resulted from general decreases in market prices for these commodities between the two periods;

•	$15.8 million lower sales of NGLs on behalf of third-party producers. Under these arrangements, we purchase the NGLs from the third-party producers and sell them to an affiliate. This decrease was primarily related to lower market prices and is offset by lower associated product costs of $15.7 million discussed below; and

•	$5.5 million lower condensate and liquified natural gas (LNG) sales resulting from decreased average per-unit condensate prices and lower LNG volumes.
     These product sales decreases were partially offset by $3.6 million higher revenues from an 8% increase in NGL volumes that Four Corners received under keep-whole and percent-of-liquids processing contracts. The 2008 first-quarter NGL processing volumes were reduced by prolonged, severe winter weather during January and February of 2008 and the impact of the fire at the Ignacio gas processing plant in November 2007. The plant was shut down until January 18, 2008.
     Gathering and processing revenues increased $2.9 million, or 5%, due primarily to a 4% increase in fee-based gathering and processing volumes which resulted primarily from the 2008 weather and fire-related impacts discussed above. Other fee revenues increased $1.7 million due primarily to higher indemnification revenue received from producers on certain wells.

     Product cost and shrink replacement decreased $29.0 million, or 61%, due primarily to:
•	$15.7 million decrease from third-party producers who elected to have us purchase their NGLs, which was offset by the corresponding decrease in product sales discussed above;

•	$10.7 million decrease from 58% lower average natural gas prices; and

•	$2.5 million decrease in condensate and LNG related product cost.
     Operating and maintenance expense decreased $7.9 million, or 19%, due primarily to $8.2 million lower system and imbalance losses resulting from lower volumetric losses and lower gas prices. While our system losses are generally an unpredictable component of our operating costs, they can be higher during periods of prolonged, severe winter weather, such as those we experienced during January and February of 2008. Additionally, operational inefficiencies caused by the fire at the Ignacio plant impacted our system losses in 2008.
     Other expense — net in 2009 reflects a $1.7 million loss recognized on property taken out of service.
     Segment operating income decreased $6.2 million, or 21%, due primarily to $14.2 million lower product sales margins resulting primarily from a 57% decrease in average per-unit NGL margins, partially offset by $7.9 million lower operating and maintenance expense and $2.9 million higher fee-based gathering and processing revenue.
Outlook for 2009
•	NGL and natural gas commodity prices. Because NGL prices, especially ethane, have declined, we expect significantly lower per-unit NGL margins in 2009 compared to 2008. As evidenced by recent events, NGL, crude and natural gas prices are highly volatile. Natural gas prices in the San Juan Basin have been lower than other areas of the country, and we expect this trend to continue. Because natural gas cost is a component of our NGL margins, we expect that per-unit NGL margins may be higher in the Four Corners area than some other areas of the country. Four Corners may experience periods when it is not economical to recover ethane, which will reduce our margins. We have no hedges in place in 2009 for either our NGL sales or our natural gas shrink replacement purchases.

•	Gathering and processing volumes. Despite lower projected well connects in 2009 which result in lower projected maintenance capital expenditures, we expect average gathering and processing volumes for 2009 to be only slightly below 2008. Drilling activity by producers is expected to decline in 2009 due to the current credit crisis and economic downturn, together with the low commodity price environment. However, when drilling activity increases, we anticipate that recent capital investments will support producer customers’ drilling activity, expansion opportunities and production enhancement activities.

•	Operating costs. We expect and will pursue reductions in certain costs as demand for contractors, equipment and supplies decline.

•	Assets on Jicarilla land. We concluded our negotiations with the Jicarilla Apache Nation (JAN) during February 2009 with the execution of a 20-year right-of-way agreement. We expect our total-year 2009 right-of-way expense to be approximately $8.4 million, which is significantly higher than the total-year 2008 cost of $3.5 million for our special business licenses with the JAN.

Wamsutter
     Wamsutter is accounted for using the equity method of accounting. As such, our interest in Wamsutter’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The following discussion addresses in greater detail the results of operations for 100% of Wamsutter. See Note 5, Equity Investments, of our Notes to Consolidated Financial Statements for a discussion of how Wamsutter allocates its net income between its member owners including us.

	Three months ended
	March 31,
	2009	2008
	(Thousands)
Revenues	$43,231	$67,625
Costs and expenses, including interest:
Product cost and shrink replacement	12,428	26,030
Operating and maintenance expense	5,865	11,637
Depreciation and accretion	5,447	5,228
General and administrative expense	3,604	3,219
Taxes other than income	566	484
Other income, net	—	(167)

Total costs and expenses	27,910	46,431

Net income	$15,321	$21,194

Williams Partners’ interest — equity earnings per our Consolidated Statements of Income	$15,321	$21,194

Three months ended March 31, 2009 vs. three months ended March 31, 2008
     Revenues decreased $24.4 million, or 36%, due primarily to $28.6 million lower product sales, slightly offset by $4.4 million higher fee-based gathering and processing revenue.
     Product sales revenues decreased $28.6 million, or 57%, due primarily to:
•	$22.2 million related to a 54% decrease in average NGL sales prices realized on sales of NGLs which Wamsutter received under keep-whole processing contracts. This decrease resulted from general decreases in market prices for these commodities between the two periods.

•	$5.7 million related to a 12% decrease in NGL volumes that Wamsutter received under keep-whole processing contracts. Severe winter weather conditions in 2008 lowered volumes received under some of Wamsutter’s larger fee-based processing agreements thus allowing Wamsutter to process greater volumes under keep-whole processing arrangements. In addition, lower NGL volumes were produced in the first quarter of 2009 due to operational issues.

•	$3.1 million related to favorable adjustments to the margin-sharing provisions of one of Wamsutter’s significant contracts in the first quarter of 2008.
     These product sales decreases were partially offset by $2.6 million higher sales of NGLs on behalf of third-party producers. Under these arrangements, Wamsutter purchases NGLs from the third-party producers and sells them to an affiliate. This decrease is offset by higher associated product costs of $2.6 million discussed below.
     Gathering and processing fee-based revenues increased $4.4 million, or 29%, due primarily to a 24% increase in average volumes. The increase in average volumes was due primarily to production problems in 2008 caused by severe winter weather conditions and new wells connected in 2009.
     Product cost and shrink replacement decreased $13.6 million, or 52%, due primarily to:
•	$11.6 million decrease from 54% lower average natural gas prices; and

•	$4.6 million decrease from 18% lower volumetric shrink requirements due to lower volumes processed under Wamsutter’s keep-whole processing contracts.
     These decreases were partially offset by $2.6 million higher product cost related to higher sales of NGLs on behalf of third-party producers who sell their NGLs to Wamsutter under their contracts as discussed above.

     Operating and maintenance expense decreased $5.8 million, or 50%, due primarily to $3.5 million lower gathering fuel costs and $1.3 million lower system gains between the two periods. Gathering fuel costs were higher in 2008 due to weather-related operational problems.
     Net income decreased $5.9 million, or 28%, due primarily to $14.8 million lower product sales margins resulting primarily from sharply decreased per-unit margins on lower NGL sales volumes. Partially offsetting this increase were $5.8 million lower operating and maintenance expenses and $4.4 million higher fee-based gathering and processing revenues.
Outlook for 2009
•	NGL margins. We expect significantly lower cash distributions from Wamsutter in 2009 as compared to 2008, primarily as a result of lower per-unit NGL margins. As evidenced by recent events, NGL, crude and natural gas prices are highly volatile. Natural gas prices in the Rockies’ basins have been lower than other areas of the country, and we expect this trend to continue. Because natural gas cost is a component of Wamsutter’s NGL margins, Wamsutter expects that per-unit NGL margins may be higher at Wamsutter than some other areas of the country. However, Wamsutter may still experience periods when it is not economical to recover ethane which will reduce its margins.

•	Gathering and processing volumes. We anticipate that our 2009 average gathering volumes will increase slightly over 2008 levels as a result of our well connect activity, producers’ sustained drilling activity, expansion opportunities and production enhancement activities that should be sufficient to more than offset the historical production decline. Gathering volumes reached record levels in March 2009.

•	Third-party processing. In 2008, we executed a new agreement that extended our ability to send excess unprocessed gas to Colorado Interstate’s Rawlins natural gas processing plant through October 2010. This agreement provides Wamsutter with third-party processing of 80 MMcf/d. We expect a full year of natural gas processing in 2009 under this agreement. As a result, total gas processed will increase, Wamsutter will be able to sell higher volumes of NGLs, and operating costs will increase approximately $2.0 million. The increased operating costs will be more than offset by the sale of increased volumes of NGLs.

•	Operating costs. We expect and will pursue reductions in certain costs as demand for contractors, equipment and supplies decline.
Results of Operations — Gathering and Processing — Gulf
     The Gulf segment includes the Carbonate Trend gathering pipeline and our 60% ownership interest in Discovery.

	Three months ended
	March 31,
	2009	2008
	(Thousands)
Segment revenues	$486	$567
Costs and expenses:
Operating and maintenance expense	575	524
Depreciation, amortization and accretion	32	153

Total costs and expenses	607	677

Segment operating loss	(121)	(110)
Discovery investment income	812	13,621

Segment profit	$691	$13,511

Carbonate Trend
     Segment operating loss remained essentially unchanged from the first quarter of 2008. Depreciation, amortization and accretion was substantially lower following the fourth-quarter 2008 impairment of the Carbonate Trend assets.

Discovery
     Discovery is accounted for using the equity method of accounting. As such, our interest in Discovery’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The following discussion addresses in greater detail the results of operations for 100% of Discovery.

	Three months ended
	March 31,
	2009	2008
	(Thousands)
Revenues	$20,034	$87,156
Costs and expenses, including interest:
Product cost and shrink replacement	10,231	52,240
Operating and maintenance expense	8,471	7,008
Depreciation and accretion	3,929	6,983
General and administrative expense	1,500	1,750
Interest income	(8)	(264)
Other (income) expense, net	1,263	(3,262)

Total costs and expenses, including interest	25,386	64,455

Net income (loss)	$(5,352)	$22,701

Williams Partners’ interest — equity earnings (losses)	$(3,211)	$13,621
Business interruption proceeds	4,023	—

Discovery investment income	$812	$13,621

Three months ended March 31, 2009 vs. three months ended March 31, 2008
     Revenues decreased $67.1 million, or 77%, due primarily to $64.3 million lower product sales and $2.6 million lower fee-based transportation and fractionation revenue. The lower product sales are due primarily to:
•	$34.5 million from 67% lower NGL volumes from gas processed under keep-whole and percent-of-liquids arrangements. NGL volumes recovered declined due primarily to ethane rejection for two months in the first quarter of 2009 resulting from unfavorable ethane margins, reduced volumes as a result of 2008 hurricane damages and the absence of volumes from the Texas Eastern Transmission Company (TETCO) system after our processing arrangement with them expired in June 2008.

•	$20.7 million lower sales of NGLs on behalf of third-party producers resulting from both lower volumes and lower NGL sales prices. The lower volumes are due primarily to the absence of gas volumes processed from the TETCO system and other third-party producers. These decreases are offset by lower associated product costs of $20.7 million discussed below.

•	$9.2 million from 54% lower average per-unit NGL prices on volumes recovered under keep-whole and percent-of-liquids arrangements. These price decreases resulted from general decreases in market prices for these commodities between the two periods.
     Fee-based transportation and fractionation revenues decreased $2.6 million due primarily to the absence of gas volumes from the TETCO system discussed above and reductions in other gas volumes impacted by the 2008 hurricanes.
     Product cost and shrink replacement decreased $42.0 million, or 80%, due primarily to a $20.7 million decrease in NGL purchases from third-party producers who elected to have us purchase their NGLs (offset by the corresponding decrease in product sales discussed above) combined with an $11.7 million decrease from 49% lower prices for natural gas purchased for shrink replacement and a $7.8 million decrease from 66% lower volumes of natural gas required for shrink replacement.
     Operating and maintenance expense increased $1.5 million, or 21%, due primarily to a 2009 turbine overhaul at the Larose plant.
     Depreciation and accretion decreased $3.1 million, or 44%, due primarily to a 2008 change in the estimated remaining useful lives of the Larose processing plant and the regulated pipeline and gathering system.
     Other (income) expense, net changed unfavorably by $4.5 million due to the absence of a 2008 $3.5 million favorable one-time adjustment for a Federal Energy Regulatory Commission (FERC) settlement, combined with higher property taxes on the plants following the end of the tax abatement period.

     Net income (loss) changed from $22.7 million net income in the first quarter of 2008 to $5.4 million net loss in the first quarter of 2009 due primarily to $23.0 million lower NGL sales margins resulting from lower volumes and lower average per-unit margins on NGL processing agreements, $4.5 million unfavorable other (income) expense, net and $2.6 million lower fee-based revenue. These decreases were slightly offset by $3.1 million lower depreciation and accretion expense.
Outlook for 2009
•	Gross processing margins. We expect significantly lower cash distributions from Discovery in 2009 compared to 2008 primarily as a result of lower per-unit NGL margins. As evidenced by recent events, NGL, crude and natural gas prices are highly volatile. As NGL prices, especially ethane, have declined, Discovery is experiencing significantly lower gross processing margins in 2009 compared to 2008. We anticipate periods when it may not be economical to recover ethane, which would reduce Discovery’s margins.

•	Plant inlet volumes. Discovery’s Larose gas processing plant is currently processing approximately 520 BBtu/d from all sources and we expect this volume to be similar through the second quarter due to the current marginal economic processing environment. This represents a decrease from the 600 BBtu/d being processed prior to Hurricanes’ Gustav and Ike in 2008.

•	Tahiti Production. Discovery expects to begin receiving revenues from its Tahiti pipeline lateral by mid-2009 based on Chevron’s announcement regarding expected timing of first production. Discovery’s lateral line is completed and tied in, has been commissioned and gas is able to flow through it. Any delays Chevron experiences in bringing their production online will further impact the initial timing of revenues for Discovery. Discovery expects approximately 50 BBtu/d to 75 BBtu/d from Tahiti.

•	Other new supplies. In the second half of 2009, Discovery expects to receive approximately 50 BBtu/d of new gas production from the Clipper and Daniel Boone prospects. During the first quarter of 2009, Discovery began receiving new gas production from the Pegasus and Yosemite prospects and expects total gas volumes to reach 20 BBtu/d. Prior to the 2008 hurricanes, Discovery began receiving gas from the Valley Forge prospect and expects gas volumes to reach 15 BBtu/d.

•	Uninsured hurricane cost recovery. Under Discovery’s current FERC approved tariff, Discovery is permitted to recover certain natural disaster related costs, including property damage insurance deductibles, through a transportation rate surcharge. Discovery recently received FERC approval to increase its hurricane mitigation relief surcharge effective April 1, 2009 to its maximum allowable rate of $0.05/MMBtu to expedite Discovery’s recovery of any Hurricane Ike-related expenses which should contribute approximately $4.5 million to Discovery’s net income.

•	Operating costs. Discovery’s current property damage insurance policies expire in June 2009. As a result of damage caused by the 2008 hurricanes, Discovery expects insurance for named wind storms for its offshore assets will be significantly reduced or perhaps be unavailable at reasonable terms. Additionally, insurance premiums for its onshore assets could be higher along with higher deductibles and lower coverage limits.

Results of Operations — NGL Services
     The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our undivided 50% interest in the Conway fractionator.

	Three months ended
	March 31,
	2009	2008
	(Thousands)
Segment revenues	$14,204	$17,462
Costs and expenses:
Product cost	1,701	4,652
Operating and maintenance expense	6,317	5,667
Depreciation and accretion	808	774
General and administrative expense — direct	756	544
Other expense, net	306	284

Total costs and expenses	9,888	11,921

Segment profit	$4,316	$5,541

Three months ended March 31, 2009 vs. three months ended March 31, 2008
     Segment revenues decreased $3.3 million, or 19%, due primarily to lower product sales and fractionation revenues, partially offset by higher storage revenues. The significant components of the revenue fluctuations are addressed more fully below.
•	Product sales decreased $3.0 million due to a 54% decrease in average prices per barrel and lower sales volumes of ethane and normal butane. The decrease in sales prices and volumes was offset by the related decrease in product cost discussed below.

•	Fractionation revenues decreased $0.7 million due primarily to a 29% decrease in average fractionation price per barrel on slightly higher volumes.

•	Storage revenues increased $1.0 million due primarily to higher overstorage revenue.
     Product cost decreased $3.0 million, or 63%, due to the lower product sales prices and volumes discussed above.
     Segment profit decreased $1.2 million, or 22%, due primarily to unfavorable variances in fractionation revenues, operating and maintenance expenses and other revenues, partially offset by higher storage revenues.
Outlook for 2009
•	We expect 2009 storage revenues will approximate 2008 due to continued strong demand for propane and natural gasoline storage as well as higher priced specialty storage services.

•	We continue to perform a large number of storage cavern workovers and wellhead modifications to comply with Kansas Department of Health and Environment regulatory requirements. We expect outside service costs to continue at current levels throughout 2009 to ensure that we meet the regulatory compliance requirements.

Financial Condition and Liquidity
     The global recession and resulting drop in demand and prices for NGLs has significantly reduced the profitability and cash flows of our gathering and processing businesses, including Four Corners, Wamsutter and Discovery. We expect lower NGL margins during 2009 than 2008, and there may be periods when it is not economical to recover ethane which will further reduce our margins. As a result, we expect cash flow from operations, including cash distributions from Wamsutter and Discovery, to be significantly lower in 2009 than 2008. Additionally, instability in financial markets has created global concerns about the liquidity of financial institutions and is having overarching impacts on the economy as a whole. However, we have no debt maturities until 2011, and as of March 31, 2009, we have approximately $77.3 million of cash and cash equivalents and $208.0 million of available capacity under our credit facilities. The availability of the capacity under the credit facilities may be restricted under certain circumstances as discussed below under “ — Credit Facilities.” We believe we have the financial resources and liquidity necessary to meet requirements for working capital, capital and investment expenditures, debt service and quarterly cash distributions.
     We anticipate our sources of liquidity for the remainder of 2009 will include:
•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from Wamsutter and Discovery;

•	Capital contributions from Williams pursuant to the omnibus agreement; and

•	Use of credit facilities, as needed and available.

We anticipate our more significant uses of cash for the remainder of 2009 to be:

•	Maintenance and expansion capital expenditures for our Four Corners and Conway assets;

•	Contributions we must make to Wamsutter LLC to fund certain of its expansion capital expenditures as defined by the Wamsutter LLC agreement;

•	Cash calls from Discovery for hurricane damage repairs, which generally should be reimbursed by insurance;

•	Interest on our long-term debt; and

•	Quarterly distributions to our unitholders and/or general partner. Our general partner has waived its IDRs with respect to 2009 distribution periods which will reduce our 2009 use of cash.
     Additionally, we plan to continue pursuing select value-adding growth opportunities in a prudent manner.
     Available Liquidity at March 31, 2009 (in millions):

Cash and cash equivalents	$77.3
Available capacity under our $450 million five-year senior unsecured credit facility(1)	188.0
Available capacity under our $20 million revolving credit facility with Williams as lender	20.0

Total	$285.3

(1)	The original amount has been reduced by $12.0 million due to the bankruptcy of the parent company and certain affiliates of Lehman. See Note 6, Long-Term Debt and Credit Facilities, of our Notes to Consolidated Financial Statements. The committed amounts of other participating banks remain in effect and are not impacted by this reduction. Additionally, availability of our capacity under this credit facility in future periods could be constrained by compliance with required covenants.
     These liquidity sources and cash requirements are discussed in greater detail below.

Wamsutter Distributions
     Wamsutter expects to make quarterly distributions of available cash to its members pursuant to the terms of its limited liability company agreement. Available cash is defined as cash generated from Wamsutter’s business less reserves that are necessary or appropriate to provide for the conduct of its business and to comply with applicable law and/or debt instruments or other agreements to which it is a party. Wamsutter made the following 2009 distributions to its members (all amounts in thousands):

		Our Share
Date of Distribution	Total Distribution to Members	Class A	Class C	Other Class C

3/30/09	$13,500	$13,500	$—	$—
     The Wamsutter LLC agreement provides that to the extent at the end of the fourth quarter of a distribution year, the Class A member has received less than $70.0 million, the Class C members will be required to repay any distributions received in that distribution year such that the Class A member receives $70.0 million for that distribution year. Thus, our Class A membership interest will ultimately receive the first $70.0 million of cash for any distribution year. Additionally, during the first quarter of 2009 Williams paid Wamsutter and Wamsutter paid us $2.1 million in transition support payments related to the amount by which Wamsutter’s general and administrative expenses exceeded a certain cap.
Discovery Distributions
     Discovery expects to make quarterly distributions of available cash to its members pursuant to the terms of its limited liability company agreement. As a result of disruptions and damage from Hurricanes Gustav and Ike, Discovery did not make a distribution for the fourth quarter of 2008 in January 2009. Discovery also did not make a distribution for the first quarter of 2009 in April 2009 as a result of sharply lower NGL margins combined with the reduced volumes resulting from the 2008 hurricane damage to the gathering system.
Insurance Recoveries
     On September 13, 2008, Hurricane Ike hit the Gulf Coast area, and Discovery’s offshore gathering system sustained damage. Inspections revealed that an 18-inch lateral was severed from its connection to the 30-inch mainline in 250 feet of water. The repair of the gathering system has been completed and the total repair cost incurred through March 31, 2009, was approximately $56.6 million, including $47.8 million in potentially reimbursable expenditures in excess of the insurance deductible and $2.4 million in unreimbursable expenditures. Discovery funded the $6.4 million deductible amount with cash on hand and filed for and received a prepayment of $38.7 million from the insurance provider. In April 2009, we funded $6.3 million representing our portion of Discovery’s cash call to partners for repair costs in excess of the deductible, net of any insurance prepayments. Once Discovery receives the remaining insurance proceeds, we expect it to make special distributions back to its members. Discovery does not anticipate any further need for cash calls to fund hurricane repair costs. We have also filed for reimbursement from our insurance carrier for lost profits under our Discovery-related business interruption policy, which has a 60-day deductible period, and have received $5.9 million to date.
     On November 28, 2007, the Ignacio gas processing plant sustained significant damages from a fire. The estimated total cost for fire-related repairs is approximately $38.2 million, including $37.2 million in potentially reimbursable expenditures in excess of the insurance deductible. Of this amount, $25.4 million has been incurred through March 31, 2009. We are funding these repairs with cash flows from operations, are seeking reimbursement from our insurance carrier and have received $22.8 million of insurance proceeds to date. Future property damage insurance proceeds will relate to the replacement of capital assets destroyed by the fire. Since the destroyed assets have been fully written off, these proceeds will result in additional involuntary conversion gains. We have also filed for reimbursement from our insurance carrier for lost profits under our business interruption policy and have received $4.4 million to date.

Modification of Omnibus Agreement with Williams
     In 2009, our omnibus agreement with Williams was amended to increase the aggregate amount of the credit we can receive related to certain general and administrative expenses for 2009. Consequently, for 2009, Williams will provide up to an additional $10.0 million credit, in addition to the $0.8 million annual credit previously provided under the original omnibus agreement, to the extent that all 2009 non-segment profit general and administrative expenses exceed $36.0 million. We will record total general and administrative expenses (including those expenses that are subject to the credit by Williams) as an expense, and we will record any credits as capital contributions from Williams. Accordingly, our net income will not reflect the benefit of the credit received from Williams. However, the costs subject to this credit will be allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis will reflect the benefit of this credit.
Credit Facilities
     Under our $450.0 million senior unsecured credit agreement (Credit Agreement) with Citibank, N.A., we have a $200.0 million revolving credit facility available for borrowings and letters of credit and a $250.0 million term loan. The parent company and certain affiliates of Lehman, who is committed to fund up to $12.0 million of this credit facility, filed for bankruptcy in September 2008. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of the other participating banks remain in effect and are not impacted by this reduction. However, debt covenants may restrict the full use of the credit facility as discussed below. We must repay borrowings under the Credit Agreement by December 11, 2012. At March 31, 2009, we had a $250.0 million term loan outstanding under the term loan provisions and no amounts outstanding under the revolving credit facility.
     The Credit Agreement contains various covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur indebtedness, grant certain liens supporting indebtedness, merge, consolidate, sell all or substantially all of our assets or make distributions or other payments other than distributions of available cash under certain conditions. Significant financial covenants under the Credit Agreement include the following:
•	We are required to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1.00 as of the last day of any fiscal quarter. This ratio may be increased in the case of an acquisition of $50.0 million or more, in which case the ratio will be 5.50 to 1.00 for the fiscal quarter in which the acquisition occurs and three fiscal quarter-periods following such acquisition. At March 31, 2009, our ratio of consolidated indebtedness to consolidated EBITDA, as calculated under this covenant, of approximately 3.22 is in compliance with this covenant.

•	Our ratio of consolidated EBITDA to consolidated interest expense (each as defined in the Credit Agreement) must be not less than 2.75 to 1.00 as of the last day of any fiscal quarter, unless we obtain an investment grade rating from Standard and Poor’s Ratings Services or Moody’s Investors Service and the rating from the other agency is not less than Ba1 or BB+, as applicable. At March 31, 2009, our ratio of consolidated EBITDA to consolidated interest expense, as calculated under this covenant, of approximately 4.94 is in compliance with this covenant.
     Although it is difficult to predict future commodity pricing, we expect to remain in compliance with the Credit Agreement ratios described above throughout 2009 given the current energy commodity price and NGL margin environment. Inasmuch as the ratios are calculated on a rolling four-quarter basis, the ratios at March 31, 2009, do not reflect a full-year impact of the lower earnings we experienced in late 2008 and the first quarter of 2009. If unexpected events happen or economic conditions or energy commodity prices and NGL margins decline further for a prolonged period of time, our financial covenant ratios may fall below required levels. If such a situation appeared likely, we would take actions necessary to avoid a breach of our covenants, including seeking covenant relief through waivers or the restructuring or replacement of our facility, reducing our indebtedness or seeking assistance from our general partner. Market conditions could make these alternatives challenging, and no assurances can be given that we would be successful in our efforts. Even if successful, we could experience increased borrowing costs and reduced liquidity which could limit our ability to fund capital expenditures and make cash distributions to unitholders. In the event that despite our efforts we breach our financial covenants causing an event of default, the lenders could, among other things, accelerate the maturity of any borrowings under the facility (including our $250.0 million term loan) and terminate their commitments to lend.
     In addition, our ability to borrow the remaining $188.0 million currently available under the Credit Agreement could be restricted by the impact of weaker energy commodity prices or future borrowings. Either could limit our ability to borrow the full amount under the Credit Agreement to the extent such new borrowing would cause us to be out of compliance at the end of the fiscal quarter with either of the financial ratios discussed above.

     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital requirements. We are required to and have reduced all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. Borrowings under the credit facility mature on June 20, 2009. We expect that Williams will renew this revolving credit facility upon maturity. As of March 31, 2009, we had no outstanding borrowings under the working capital credit facility.
     Wamsutter has a $20.0 million revolving credit facility with Williams as the lender. The credit facility is available exclusively to fund Wamsutter’s working capital requirements. Borrowings under the credit facility mature on December 12, 2009 with four, one-year automatic extensions unless terminated by either party. As of March 31, 2009, Wamsutter had no outstanding borrowings under the credit facility.
Credit Ratings
     The table below presents our current credit ratings on our senior unsecured long-term debt.

Senior Unsecured
Rating Agency	Date of Last Change	Outlook	Debt Rating
Standard & Poor’s.	November 9, 2007	Stable	BBB-
Moody’s Investor Service	November 6, 2008	Negative	Ba2
Fitch Ratings	May 8, 2008	Stable	BB+
     At March 31, 2009, the evaluation of our credit rating is “stable outlook” from Standard and Poor’s and Fitch Ratings agencies. On November 6, 2008, Moody’s Investors Service (Moody’s) changed the ratings outlook for Williams and each of Williams’ rated subsidiaries, including WPZ, from “stable” to “negative” following the announcement that Williams’ management and board of directors were evaluating a variety of structural changes to Williams. On February 26, 2009, Moody’s revised Williams, and certain Williams’ rated subsidiaries, excluding us, to “stable” from “negative.”
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
     The following table provides summary information related to our, Wamsutter’s and Discovery’s expected capital expenditures for 2009 and actual spending through March 31, 2009 (in millions):

	Maintenance		Expansion		Total
		Through		Through		Through
Company	Total Year Estimate	Mar. 31, 2009	Total Year Estimate	Mar. 31, 2009	Total Year Estimate	Mar. 31, 2009
Four Corners	$15 - 20	$5.0	$5 - 10	$.2	$20 - 30	$5.2
Conway	3 - 6	.2	8 - 12	1.6	11 - 18	1.8
Wamsutter (our share)	20 - 25	5.4	1 - 2	.5	21 - 27	5.9
Discovery (our share)	1 - 3	—	4 - 7	1.9	5 - 10	1.9
     We expect to fund Four Corners’ and Conway’s maintenance and expansion capital expenditures with cash flows from operations. Four Corners’ estimated maintenance capital expenditures for 2009 include a range of $12.0 million to $14.0 million related to well connections necessary to connect new sources of throughput for the Four Corners’ system which will serve to partially offset the historical decline in throughput volumes. Four Corners’ 2009 expansion capital expenditures relate primarily to gathering system expansion projects. Conway’s expansion capital expenditures relate to two projects: first, the drilling of two new ethane/propane mix caverns and conversion of certain ethane/propane caverns for use as propane storage caverns and second, the completion of a project to improve our flexibility and storage capabilities with respect to refinery grade butane.
     Wamsutter’s estimated maintenance capital expenditures for 2009 include a range of $20.0 million to $22.0 million related to well connections necessary to connect new sources of throughput for the Wamsutter system which will serve to offset the historical decline in throughput volumes. We expect Wamsutter will fund its maintenance capital expenditures through its cash flows from operations.
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
     Discovery will fund its 2009 maintenance and expansion capital expenditures either by cash calls to its members or from its cash flows from operations. We funded a cash call from Discovery for $3.1 million in March 2009 for the Tahiti project and in second-quarter 2009, we will receive a $1.8 million reimbursement of those costs pursuant to the requirements of our omnibus agreement with Williams.
Cash Distributions to Unitholders
     We paid quarterly distributions to common and subordinated unitholders and our general partner interest after every quarter since our initial public offering on August 23, 2005. Our next quarterly distribution of $34.2 million will be paid on May 15, 2009 to the general partner interest and common unitholders of record at the close of business on May 8, 2009.

Results of Operations — Cash Flows

	Three months ended
	March 31,
Williams Partners L.P.	2009	2008
	(Thousands)
Net cash provided by operating activities	$12,532	$48,204
Net cash used by investing activities	(10,120)	(15,410)
Net cash used by financing activities	(41,290)	(34,436)
     Net cash provided by operating activities decreased $35.7 million for first-quarter 2009 as compared to first-quarter 2008 due primarily to $21.0 million lower distributions related to equity earnings in Discovery and Wamsutter, $11.8 million decrease from changes in working capital excluding accrued interest and $8.2 million lower operating income excluding non-cash items. These decreases in net cash provided by operating activities were partially offset by $4.0 million of 2009 hurricane-related income under our Discovery-related business interruption policy.
     Net cash used by investing activities decreased $5.3 million for first-quarter 2009 as compared to first-quarter 2008 due primarily to $11.1 million lower capital expenditures, partially offset by $3.2 million lower distributions in excess of equity earnings from Discovery and $2.6 million higher contributions to Discovery for cash calls related to the hurricane damage repair and expansion project funding.
     Net cash used by financing activities increased $6.9 million for first-quarter 2009 as compared to first-quarter 2008 due primarily to an increase in quarterly distributions to unitholders and our general partner.

	Three months ended
	March 31,
Wamsutter — 100 percent	2009	2008
	(Thousands)
Net cash provided by operating activities	$19,166	$28,625
Net cash used by investing activities	(18,487)	(4,089)
Net cash used by financing activities	(679)	(24,536)
     Net cash provided by operating activities decreased $9.5 million in the first quarter of 2009 as compared to the first quarter of 2008 due primarily to a $5.5 million decrease in operating income, as adjusted for non-cash expenses, and a $3.9 million decrease related to changes in working capital.
     Net cash used by investing activities in the first quarter of 2009 is primarily comprised of capital expenditures related to plant expansion projects and connection of new wells. The plant expansion projects include $10.1 million which was funded by Williams in accordance with Wamsutter’s limited liability company (LLC) agreement. Net cash used by investing activities in the first quarter of 2008 is primarily comprised of capital expenditures related to the connection of new wells.
     Net cash used by financing activities in the first quarter of 2009 is related to cash distributions to Wamsutter’s members pursuant to the distribution provisions of Wamsutter’s LLC agreement substantially offset by capital contributions received from Wamsutter’s members for certain capital projects. Net cash used by financing activities in the first quarter of 2008 is primarily related to cash distributions to Wamsutter’s members pursuant to the distribution provisions of Wamsutter’s LLC agreement.

	Three months ended
	March 31,
Discovery — 100 percent	2009	2008
	(Thousands)
Net cash provided (used) by operating activities	$(928)	$32,043
Net cash used by investing activities	(7,551)	(3,882)
Net cash provided (used) by financing activities	3,332	(25,672)
     Net cash provided (used) by operating activities changed unfavorably from $32.0 million net cash provided in the first quarter of 2008 to $0.9 million net cash used in the first quarter of 2009 due primarily to $31.1 million lower net income as adjusted for non-cash items.
     Net cash used by investing activities includes $10.2 million and $6.5 million of capital spending in the first quarters of 2009 and 2008, respectively, for the Tahiti lateral and other smaller projects. These expenditures were partially offset by changes in Tahiti-related restricted cash in both quarters.

     Net cash provided (used) by financing activities changed from $25.7 million net cash used in the first quarter of 2008 to $3.3 million net cash provided in the first quarter of 2009 due primarily to the lack of $28.0 million cash distributions to the partners in 2009.
Contractual Obligations
     Our contractual obligations changed from our 2008 Form 10-K as a result of our February 2009 execution of a 20-year right-of-way agreement with the JAN by the following amounts:

	2009	2010-2011	2012-2013	2014+	Total
	(in thousands)
Operating leases(a)	$7,340	$15,056	$15,056	$112,920	$150,372

(a)	Each year from 2010 through 2029 will also include an additional annual payment, which varies depending on the prior year’s per-unit NGL margins and the volume of gas gathered by Four Corners’ gathering facilities subject to the agreement. The table above does not include any such variable amounts related to this agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity price risk and interest rate risk.
     Commodity Price Risk
     We are exposed to the impact of fluctuations in the market price of NGLs and natural gas, as well as other market factors, such as market volatility and commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets and our long-term energy-related contracts. During 2009, we are not party to any derivative contracts to manage a portion of the risks associated with these market fluctuations.
     Interest Rate Risk
     Our interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2009. See Note 6, Long-Term Debt and Credit Facilities, of Notes to Consolidated Financial Statements.

Item 4.	Controls and Procedures
     Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Williams Partners L.P. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.
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
First-Quarter 2009 Changes in Internal Controls Over Financial Reporting
     There have been no changes during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     The information required for this item is provided in Note 7, Commitments and Contingencies, included in the Notes to Consolidated Financial Statements included under Part I, Item 1, which information is incorporated by reference into this item.

Item 1A.	Risk Factors
     Part I., Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed except as set forth below:
     We are subject to risks associated with climate change.
     There is a growing belief that emissions of greenhouse gases may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of greenhouse gases have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, and all of which can create financial risks.
Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities and could exceed current expectations.
     The risk of substantial environmental costs and liabilities is inherent in natural gas gathering, transportation, processing and treating, and in the fractionation and storage of NGLs, and we may incur substantial environmental costs and liabilities in the performance of these types of operations. Our operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. For a description of these laws and regulations, please read “Business and Properties — Environmental Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

     There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to our handling of the products we gather, transport, process, fractionate and store, air emissions related to our operations, historical industry operations, waste disposal practices, and the prior use of flow meters containing mercury. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act, the Federal Resource Conservation and Recovery Act, and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of natural gas and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline and gathering systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites we operate are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary.
     Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits.
     We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change. In addition, new environmental laws and regulations might adversely affect our products and activities, including processing, fractionation, storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could affect our profitability. In addition, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere, and various governmental bodies have considered legislative and regulatory responses in this area.
     Legislative and regulatory responses related to greenhouse gases and climate change create the potential for financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate the emission of greenhouse gases.
     Several bills have been introduced in the United States Congress that would compel carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so-called “caps”), together with systems of emissions allowances. These actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any greenhouse gas emissions program. Numerous states have also announced or adopted programs to stabilize and reduce greenhouse gases, and similar federal legislation has been introduced in both houses of the Congress. If we are unable to recover or pass through all costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and our ability to make distributions to unitholders. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.
Our assets and operations can be affected by weather and other natural phenomena.
     Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition and our ability to make distributions to unitholders.
     Our customers’ energy needs vary with weather conditions. To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading either to increased investment or decreased revenues.

Item 6.	Exhibits
The following documents are included as exhibits to this report:

Exhibit
Number	Description

*Exhibit 3.1	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).

*Exhibit 3.2	Certificate of Formation of Williams Partners GP LLC (attached as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).

+Exhibit 3.3	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4 and 5.

*Exhibit 3.4	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (attached as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).

*#Exhibit 10.1	Director Compensation Policy dated November 29, 2005, as revised January 26, 2009 (attached as Exhibit 10.8 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599) filed with the SEC on February 26, 2009).

*Exhibit 10.2	Amendment No. 1 to Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on April 20, 2009).

+Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

+	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)

By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans

Ted. T. Timmermans
Controller (Duly Authorized Officer and Principal
Accounting Officer)
April 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description

*Exhibit 3.1	Certificate of Limited Partnership of Williams Partners L.P. (attached as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).

*Exhibit 3.2	Certificate of Formation of Williams Partners GP LLC (attached as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) filed with the SEC on May 2, 2005).

+Exhibit 3.3	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4 and 5.

*Exhibit 3.4	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (attached as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 26, 2005).

*#Exhibit 10.1	Director Compensation Policy dated November 29, 2005, as revised January 26, 2009 (attached as Exhibit 10.8 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599) filed with the SEC on February 26, 2009).

*Exhibit 10.2	Amendment No. 1 to Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (attached as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) filed with the SEC on August 20, 2009).

+Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

+	Filed herewith.

#	Management contract or compensatory plan or arrangement.