Form 10-Q
period 2009-06-30
Williams Partners L.P.
filed 2009-08-06
CIK 1324518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 52,777,452 common units outstanding as of August 5, 2009.

WILLIAMS PARTNERS L.P.

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
•	Amounts and nature of future capital expenditures;
•	Expansion and growth of our business and operations;
•	Financial condition and liquidity;
•	Business strategy;
•	Cash flow from operations and results of operations;
•	The levels of cash distributions to unitholders;
•	Seasonality of certain business segments; and
•	Natural gas and natural gas liquids prices and demand.
     Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. The reader should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and unitholders could lose all or part of their investment. Many of the factors that could adversely affect our business, results of operations and financial condition are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Whether we have sufficient cash from operations to enable us to maintain current levels of cash distributions or to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;
•	Inflation, interest rates and general economic conditions (including the current economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers);
•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;
•	The impact of operational and development hazards;
•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities, litigation and rate proceedings;
•	Changes in maintenance and construction costs;
•	Changes in the current geopolitical situation;
•	Our exposure to the credit risks of our customers;
•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;
•	Risks associated with future weather conditions;
•	Acts of terrorism; and
•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per-unit amounts)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008		2009	2008
Revenues:
Product sales:
Affiliate	$32,886	$94,134		$63,758	$172,256
Third-party	5,178	9,741		7,469	13,962
Gathering and processing:
Affiliate	10,826	9,847		21,436	18,637
Third-party	44,462	49,548		91,717	95,758
Storage	8,101	7,102		16,462	14,435
Fractionation	2,619	4,804		5,176	8,096
Other	2,255	3,069		5,777	5,463

Total revenues	106,327	178,245		211,795	328,607
Costs and expenses:
Product cost and shrink replacement:
Affiliate	7,446	27,686		16,312	49,719
Third-party	13,092	38,323		24,388	68,388
Operating and maintenance expense (excluding depreciation):
Affiliate	10,615	16,548		22,374	39,681
Third-party	31,766	29,984		59,913	53,935
Depreciation, amortization and accretion	11,164	11,002		22,348	22,228
General and administrative expense:
Affiliate	11,879	12,385		23,466	22,261
Third-party	643	749		1,536	1,677
Taxes other than income	2,325	2,167		4,761	4,672
Other (income) expense — net	(18)	(2,811)		1,661	(2,478)

Total costs and expenses	88,912	136,033		176,759	260,083

Operating income	17,415	42,212		35,036	68,524
Equity earnings-Wamsutter	18,975	37,480		34,296	58,674
Discovery investment income	4,151	8,570		4,963	22,191
Interest expense	(15,200)	(16,683)		(30,316)	(34,356)
Interest income	27	243		61	418

Net income	$25,368	$71,822		$44,040	$115,451

Allocation of net income:
Net income	$25,368	$71,822		$44,040	$115,451
Allocation of net income (loss) to general partner	(137)	7,811	(a)	(509)	13,792	(a)

Allocation of net income to limited partners	$25,505	$64,011	(a)	$44,549	$101,659	(a)

Basic and diluted net income per limited partner common unit	$0.48	$1.21	(a)	$0.84	$1.92	(a)

Weighted average number of common units outstanding	52,777,452	52,774,728		52,777,452	52,774,728

(a)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,235	$116,165
Accounts receivable:
Trade	15,048	16,279
Affiliate	12,967	11,652
Other	1,392	2,919
Product imbalance	7,241	6,344
Prepaid expense	9,708	4,102
Other current assets	4,887	3,642

Total current assets	141,478	161,103
Investment in Wamsutter	277,216	277,707
Investment in Discovery Producer Services	193,189	184,466
Gross property, plant and equipment	1,275,794	1,265,153
Less accumulated depreciation	(641,348)	(624,633)

Property, plant and equipment, net	634,446	640,520
Other noncurrent assets	26,507	28,023

Total assets	$1,272,836	$1,291,819

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$22,270	$22,348
Affiliate	13,837	11,122
Product imbalance	5,791	8,926
Deferred revenue	14,459	4,916
Accrued interest	18,702	18,705
Other accrued liabilities	6,581	6,172

Total current liabilities	81,640	72,189
Long-term debt	1,000,000	1,000,000
Environmental remediation liabilities	2,085	2,321
Other noncurrent liabilities	13,973	13,699
Commitments and contingent liabilities (Note 9 )
Partners’ capital	175,138	203,610

Total liabilities and partners’ capital	$1,272,836	$1,291,819

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net income	$44,040	$115,451
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization and accretion	22,348	22,228
(Gain)/reversal of gain on involuntary conversion	966	(3,266)
Equity earnings of Wamsutter	(34,296)	(58,674)
Equity earnings of Discovery Producer Services	(776)	(22,191)
Distributions related to equity earnings of Wamsutter	34,296	49,307
Distributions related to equity earnings of Discovery Producer Services	776	22,191
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	1,443	(32,860)
Prepaid expense	(5,606)	(612)
Other current assets	(1,170)	5,679
Accounts payable	2,637	16,751
Product imbalance	(4,032)	(13,529)
Deferred revenue	9,380	6,428
Accrued liabilities	93	(1,272)
Derivative assets and liabilities	79	377
Other, including changes in non current assets and liabilities	1,521	1,925

Net cash provided by operating activities	71,699	107,933

INVESTING ACTIVITIES:
Capital expenditures	(16,952)	(30,065)
Cumulative distributions in excess of equity earnings of Discovery Producer Services	2,764	10,209
Cumulative distributions in excess of equity earnings of Wamsutter	1,392	—
Insurance proceeds	—	6,190
Proceeds from sale of property, plant and equipment	162	—
Contributions to Wamsutter	(736)	(820)
Contributions to Discovery Producer Services	(11,486)	(437)

Net cash used by investing activities	(24,856)	(14,923)

FINANCING ACTIVITIES:
Quarterly distributions	(75,814)	(73,204)
Proceeds from sale of common units	—	28,992
Redemption of common units from general partner	—	(28,992)
Contributions per omnibus agreement	3,041	1,636
Other	—	76

Net cash used by financing activities	(72,773)	(71,492)

Increase (decrease) in cash and cash equivalents	(25,930)	21,518
Cash and cash equivalents at beginning of period	116,165	36,197

Cash and cash equivalents at end of period	$90,235	$57,715

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

			Accumulated Other	Total
		General	Comprehensive	Partners’
	Common	Partner	Income	Capital
Balance — January 1, 2009	$1,619,954	$(1,416,344)	$—	$203,610
Net income	37,277	6,763	—	44,040
Other comprehensive income:
Net unrealized gains on cash flow hedges	—	—	76	76
Net unrealized gains on cash flow hedges — Wamsutter	—	—	165	165

Total other comprehensive income				241

Total comprehensive income				44,281
Cash distributions	(67,026)	(8,788)	—	(75,814)
Contributions pursuant to the omnibus agreement	—	3,041	—	3,041
Other	20	—	—	20

Balance — June 30, 2009	$1,590,225	$(1,415,328)	$241	$175,138

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
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 26, 2009, for the year ended December 31, 2008. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2009, and results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. We eliminated all intercompany transactions and reclassified certain amounts to conform to the current classifications. We have evaluated our disclosure of subsequent events through the time of filing this Form 10-Q with the SEC on August 6, 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Recent Accounting Standards
     In January 2009, we adopted the Emerging Issues Task Force (EITF) Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF Issue No. 07-4 states, among other things, that the calculation of earnings per unit should not reflect an allocation of undistributed earnings to the incentive distribution right (IDR) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. Previously, under generally accepted accounting principles, we calculated earnings per unit as if all the earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution exceeded the actual incentive distribution. Following the adoption of the guidance in EITF Issue No. 07-4, we no longer calculate assumed incentive distributions. We have retrospectively applied EITF Issue No. 07-4 to all periods presented. The retrospective application of this guidance decreased the income allocated to the general partner and increased the income allocated to limited partners for the amount that any assumed incentive distribution exceeded the actual incentive distribution calculated during that period. Certain of our historical periods’ earnings per unit have been revised as a result of this change. Earnings per unit for the three and six months ended June 30, 2008 increased from $0.92 per unit to $1.21 per unit and $1.58 per unit to $1.92 per unit, respectively. Adoption of this new standard only impacts the allocation of earnings for purposes of calculating our earnings per limited partner unit and has no impact on our results of operations, allocation of earnings to capital accounts, or distributions of available cash to unitholders and our general partner.
     In the second quarter of 2009, we adopted the Financial Accounting Standards Board (FASB) Staff Position FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) that amended existing guidance to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. An entity is required to disclose the fair value of all financial instruments, whether recognized or not recognized in the statement of financial position, along with the related carrying amount. An entity is also required to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.
     In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS No. 168). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP). SEC registrants must also follow the rules and interpretative releases of the SEC. We will apply SFAS No. 168 in the third quarter of 2009, and it will not have an impact on our Consolidated Financial Statements.
Note 3. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the three months and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Allocation to general partner:
Net income	$25,368	$71,822	$44,040	$115,451
Reimbursable general and administrative costs charged directly to general partner	658	398	1,418	796

Income subject to 2% allocation of general partner interest	26,026	72,220	45,458	116,247
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	521	1,444	909	2,325
Incentive distributions paid to general partner*	—	5,499	7,272	9,730
Direct charges to general partner	(658)	(398)	(1,418)	(796)

Net income (loss) allocated to general partner*	$(137)	$6,545	$6,763	$11,259

Net income	$25,368	$71,822	$44,040	$115,451
Net income (loss) allocated to general partner*	(137)	6,545	6,763	11,259

Net income allocated to limited partners	$25,505	$65,277	$37,277	$104,192

*	In the calculation of basic and diluted net income per limited partner unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period. The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In April 2009, The Williams Companies, Inc.

(Williams) waived the incentive distribution rights related to 2009 distribution periods. The IDRs paid in February 2009 relate to the fourth-quarter 2008 distribution.
Common and subordinated unitholders have always shared equally, on a per-unit basis, in the net income allocated to limited partners.
We paid or have authorized payment of the following cash distributions during 2008 and 2009 (in thousands, except for per unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
2/14/2008	$0.5750	$26,321	$4,025	$706	$4,231	$35,283
5/15/2008	$0.6000	$31,665	—	$758	$5,498	$37,921
8/14/2008	$0.6250	$32,984	—	$811	$6,765	$40,560
11/14/2008	$0.6350	$33,513	—	$832	$7,272	$41,617
2/13/2009	$0.6350	$33,513	—	$832	$7,272	$41,617
5/15/2009	$0.6350	$33,513	—	$684	$—	$34,197
8/14/2009 (a)	$0.6350	$33,513	—	$684	$—	$34,197

(a)	The board of directors of our general partner declared this cash distribution on July 27, 2009 to be paid on August 14, 2009 to unitholders of record at the close of business on August 7, 2009.

Note 4. Related Party Transactions
     In 2009, our omnibus agreement with Williams was amended to increase the aggregate amount of the credit we can receive related to certain general and administrative expenses for 2009. Consequently, for 2009, Williams will provide up to an additional $10.0 million credit, in addition to the $0.8 million annual credit previously provided under the original omnibus agreement, to the extent that all 2009 non-segment profit general and administrative expenses exceed $36.0 million. We will record total general and administrative expenses (including those expenses that are subject to the credit by Williams) as an expense, and we will record any credits as capital contributions from Williams. Accordingly, our net income will not reflect the benefit of the credit received from Williams. However, the costs subject to this credit will be allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis will reflect the benefit of this credit. For the six months ended June 30, 2009, the total general and administrative credit received from Williams was $1.0 million.
Note 5. Equity Investments
Wamsutter
     Wamsutter allocates net income (equity earnings) to us based upon the allocation, distribution, and liquidation provisions of its limited liability company agreement applied as though liquidation occurs at book value. In general, the agreement allocates income in a manner that will maintain capital account balances reflective of the amounts each membership interest would receive if Wamsutter were dissolved and liquidated at carrying value. The income allocation for the quarterly periods during a year reflects the preferential rights of the Class A member interest to any distributions made to the Class C member interest until the Class A member interest has received $70.0 million in distributions for the year. The Class B member receives no income or loss allocation. As the owner of 100% of the Class A membership interest, we will receive 100% of Wamsutter’s net income up to $70.0 million. Income in excess of $70.0 million will be shared between the Class A member and Class C member, of which we currently own 65%. For annual periods in which Wamsutter’s net income exceeds $70.0 million, this will result in a higher allocation of equity earnings to us early in the year and a lower allocation of equity earnings to us later in the year. Wamsutter’s net income allocation does not affect the amount of available cash it distributes for any quarter.
     The summarized financial position and results of operations for 100% of Wamsutter are presented below (in thousands):

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets	$19,224	$17,147
Property, plant and equipment, net	360,230	318,072
Non-current assets	774	468
Current liabilities	(18,150)	(16,960)
Non-current liabilities	(4,476)	(4,353)

Members’ capital	$357,602	$314,374

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Unaudited)
Revenues:
Product sales:
Affiliate	$18,212	$40,903	$36,589	$85,918
Third-party	5,524	8,851	8,549	13,886
Gathering and processing services	20,664	18,331	40,048	33,345
Other revenues	777	2,137	3,222	4,698
Costs and expenses excluding depreciation and accretion:
Affiliate	11,010	17,277	23,621	50,491
Third-party	9,636	10,251	19,488	18,240
Depreciation and accretion	5,556	5,214	11,003	10,442

Net income	$18,975	$37,480	$34,296	$58,674

Williams Partners’ interest — equity earnings	$18,975	$37,480	$34,296	$58,674

Discovery Producer Services LLC
     The summarized financial position and results of operations for 100% of Discovery are presented below (in thousands):

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets	$63,400	$50,978
Non-current restricted cash and cash equivalents	—	3,470
Property, plant and equipment, net	370,704	370,482
Current liabilities	(39,734)	(45,234)
Non-current liabilities	(21,718)	(19,771)

Members’ capital	$372,652	$359,925

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Unaudited)
Revenues:
Affiliate	$26,300	$71,911	$39,091	$149,917
Third-party	12,387	10,972	19,630	20,122
Costs and expenses:
Affiliate	11,814	32,222	18,884	70,468
Third-party	20,241	36,559	38,397	63,179
Interest income	(14)	(186)	(22)	(450)
Loss on sale of operating assets	—	2	—	2
Foreign exchange loss (gain)	—	4	168	(143)

Net income	$6,646	$14,282	$1,294	$36,983

Discovery investment income:
Williams Partners’ interest — equity earnings	$3,987	$8,570	$776	$22,191
Business interruption proceeds	164	—	4,187	—

Discovery investment income	$4,151	$8,570	$4,963	$22,191

     In the second quarter of 2009, Discovery’s LLC agreement was amended to calculate available cash based on cash on hand at the end of the month preceding the end of each calendar quarter (e.g. May 31 for the second quarter) and to require distribution of available cash by the end of each calendar quarter. Prior to this amendment, Discovery calculated available cash based on cash on hand at the end of each calendar quarter and made the related distribution within 30 days of the end of each calendar quarter. The change in distribution timing will result in an extra distribution in 2009 to us from Discovery.
Note 6. Long-Term Debt and Credit Facilities
Long-Term Debt
     Long-term debt at June 30, 2009 and December 31, 2008 is as follows:

	Interest	June 30,	December 31,
	Rate	2009	2008
	(In millions)
Credit agreement term loan, adjustable rate, due 2012	(a )	$250	$250
Senior unsecured notes, fixed rate, due 2017	7.25%	600	600
Senior unsecured notes, fixed rate, due 2011	7.50%	150	150

Total Long-term debt		$1,000	$1,000

(a)	1.3075% at June 30, 2009.

     Credit Facilities
     We have a $450.0 million senior unsecured credit agreement (Credit Agreement) with Citibank, N.A. as administrative agent, comprised initially of a $200.0 million revolving credit facility available for borrowings and letters of credit and a $250.0 million term loan. The parent company and certain affiliates of Lehman Brothers Commercial Bank, who is committed to fund up to $12.0 million of this credit facility, filed for bankruptcy in September 2008. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of the other participating banks remain in effect and are not impacted by this reduction. However, debt covenants may restrict the full use of the credit facility. We must repay borrowings under the Credit Agreement by December 11, 2012. At June 30, 2009, we had a $250.0 million term loan outstanding under the term loan provisions and no amounts outstanding under the revolving credit facility. As a result of the Fitch Ratings downgrade of our senior unsecured debt rating from BB+ to BB, our applicable margin on the $250.0 million term loan increased 0.25% to 1.0% and the commitment fee on the unused capacity of our revolver increased 0.05% to 0.175%.
     The Credit Agreement contains various covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur indebtedness, grant certain liens supporting indebtedness, merge, consolidate, sell all or substantially all of our assets or make distributions or other payments other than distributions of available cash under certain conditions. Significant financial covenants under the Credit Agreement include the following:
•	We are required to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1.00 as of the last day of any fiscal quarter. This ratio may be increased in the case of an acquisition of $50.0 million or more, in which case the ratio will be 5.50 to 1.00 for the fiscal quarter in which the acquisition occurs and three fiscal quarter-periods following such acquisition. At June 30, 2009, our ratio of consolidated indebtedness to consolidated EBITDA, as calculated under this covenant, of approximately 3.83 is in compliance with this covenant.
•	Our ratio of consolidated EBITDA to consolidated interest expense (each as defined in the Credit Agreement) must be not less than 2.75 to 1.00 as of the last day of any fiscal quarter, unless we obtain an investment grade rating from Standard and Poor’s Ratings Services or Moody’s Investors Service and the rating from the other agency is not less than Ba1 or BB+, as applicable. At June 30, 2009, our ratio of consolidated EBITDA to consolidated interest expense, as calculated under this covenant, of approximately 4.26 is in compliance with this covenant.
     Inasmuch as the ratios are calculated on a rolling four-quarter basis, these ratios do not reflect a full-year impact of the lower earnings we experienced in the fourth quarter of 2008 and the first two quarters of 2009. In the event that, despite our efforts, we breach our financial covenants causing an event of default, the lenders could, among other things, accelerate the maturity of any borrowings under the facility (including our $250.0 million term loan) and terminate their commitments to lend. There are no cross-default provisions in the indentures governing our senior unsecured notes; therefore, a default under the Credit Agreement would not cause a cross default under the indentures governing the senior unsecured notes.
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital requirements. Borrowings under the credit facility mature June 20, 2010 with four one-year automatic extensions unless terminated by either party. We are required to and have reduced all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. We pay a commitment fee to Williams on the unused portion of the credit facility of 0.125% annually. Interest on borrowings under the facility will be calculated upon a periodic fixed rate equal to a base rate plus an applicable margin, or the Eurodollar rate plus an applicable margin. As of June 30, 2009, we had no outstanding borrowings under the working capital credit facility.
Note 7. Financial Instruments and Fair Value Measurements
Financial Instruments
     We used the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents. The carrying amounts reported in the balance sheets approximate fair value due to the short-term maturity of these instruments.

     Long-term debt. The fair value of our publicly traded long-term debt is valued using indicative end-of-period traded bond market prices. We base the fair value of our private long-term debt on market rates and the prices of similar securities with similar terms and credit ratings. We consider our non-performance risk in estimating fair value.
     Energy commodity swap agreements. We base the fair value of our swap agreements on prices of the underlying energy commodities over the contract life and contractual or notional volumes with the resulting expected future cash flows discounted to a present value using a risk-free market interest rate.
Carrying amounts and fair values of our financial instruments

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
Asset (Liability)	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$90,235	$90,235	$116,165	$116,165
Long-term debt	(1,000,000)	(934,869)	(1,000,000)	(825,289)
Energy commodity derivative assets	76	76	—	—
Energy commodity derivative liabilities	(79)	(79)	—	—
Fair Value Measurements
     Fair value is the amount received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market-based measurement considered from the perspective of a market participant. We use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated, or unobservable. We primarily apply a market approach for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
     The fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
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
     At June 30, 2009 all of our derivative assets and liabilities which are valued at fair value are included in Level 3 and include $0.1 million of energy commodity derivative assets and $0.1 million of energy commodity derivative liabilities. At June 30, 2008 our derivative liabilities include $12.0 million of energy commodity derivative liabilities. These derivatives include commodity-based financial swap contracts.
     The determination of fair value for our assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as collateral posted and letters of credit), and our nonperformance risk on our liabilities.
     The following table sets forth a reconciliation of changes in the fair value of net derivatives classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2009 and 2008.
Level 3 Fair Value Measurements Using Significant Unobservable Inputs
Three and Six Months Ended June 30, 2009 and 2008
(In thousands)

	Net Derivative Asset (Liability)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning balance	$—	$(33)	$—	$(2,487)
Realized and unrealized gains (losses):
Included in net income	(79)	(1,621)	(79)	(1,616)
Included in other comprehensive income	76	(11,568)	76	(9,114)
Purchases, issuances, and settlements	—	1,244	—	1,239
Transfers in/(out) of Level 3	—	—	—	—

Ending balance	$(3)	$(11,978)	$(3)	$(11,978)

Unrealized gains (losses) included in net income relating to instruments still held at June 30	$(79)	$(377)	$(79)	$(377)

     Realized and unrealized gains (losses) included in net income are reported in revenues in our Consolidated Statement of Income.
Note 8. Energy Commodity Derivatives
Risk Management Activities
     We are exposed to market risk from changes in energy commodity prices within our operations. Our Four Corners operation receives NGLs as compensation for certain processing services and purchases natural gas to satisfy the required fuel and shrink replacement needed to extract these NGLs. To reduce exposure to a decrease in revenues from fluctuations in NGL market prices or increases in costs and operating expenses from fluctuations in natural gas market prices, we may enter into NGL or natural gas swap agreements, financial or physical forward contracts, and financial option contracts to mitigate these commodity price risks.
     Certain of these derivatives utilized for risk management purposes have been designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” while other derivatives have not been designated as hedges. Our cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of location differences between the hedging derivative and the hedged item. Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in other comprehensive income and are reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period.
     Additionally, we have elected the normal purchases and normal sales exception for certain short-term physical natural gas purchases executed to hedge our fuel and shrink replacement costs. Under this exception, any change in the fair value of these derivatives is not reflected on the balance sheet since we made the election at the inception of these contracts.

Volumes
     Our energy commodity derivatives are comprised of both contracts to purchase natural gas and contracts to sell NGLs at a fixed location price. The following table depicts the notional volumes in our commodity derivatives portfolio as of June 30, 2009.

	Period	Volumes
Designated as hedging instruments:
NGL sales — ethane (million gallons)	July-September 2009	16.4
Not designated as hedging instruments:
Natural gas purchases (million British thermal units per day)	July-September 2009	12,500
     All of the derivatives that are not designated as hedging instruments are accounted for under the normal purchase normal sales exception discussed above.
Financial Statement Presentation
     The following table presents the fair value of our energy commodity derivatives designated as hedging instruments and presented in our Consolidated Balance Sheet as Other current assets and Other accrued liabilities as of June 30, 2009. There are no derivatives recognized on the Consolidated Balance Sheet that have not been designated as hedging instruments. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements.

	Assets	Liabilities
	(In thousands)
NGL swaps	$76	$79
     The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges. There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.

	Three months	Six months
	ended	ended
	June 30, 2009	June 30, 2009	Classification
(In thousands)
Net gain recognized in other comprehensive income (effective portion)	$76	$76
Net (loss) reclassified from accumulated other comprehensive income into income (effective portion)	$—	$—
(Gain) recognized in income (ineffective portion)	$—	$—
Other unrealized loss included in income	$(79)	$(79)	Revenues
     Based on recorded values at June 30, 2009, $0.1 million of net gains will be reclassified into earnings within the next year. These recorded values are based on market prices of the commodities as of June 30, 2009. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next year will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Credit-Risk-Related Features
     Our NGL financial swap contracts and our natural gas purchase contracts are with Williams Gas Marketing, Inc., a wholly owned subsidiary of Williams. These agreements do not contain any provisions that require us to post collateral related to net liability positions.
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
     We have accrued liabilities totaling $1.4 million at June 30, 2009 for these environmental activities. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by governmental authorities, negotiations with the applicable agencies, and other factors.
     Environmental Matters-Conway. We are a participant in certain environmental remediation activities associated with soil and groundwater contamination at our Conway storage facilities. These activities relate to four projects that are in various remediation stages including assessment studies, cleanups and/or remedial operations and monitoring. We continue to coordinate with the Kansas Department of Health and Environment (KDHE) to develop screening, sampling, cleanup and monitoring programs. The costs of such activities will depend upon the program scope ultimately agreed to by the KDHE and are expected to be paid over the next two to six years. At June 30, 2009, we had accrued liabilities totaling $3.2 million for these costs. It is reasonably possible that we will incur costs in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.
     Under an omnibus agreement with Williams entered into at the closing of our initial public offering, Williams agreed to indemnify us for certain Conway environmental remediation costs. At June 30, 2009, approximately $7.1 million remains available for future indemnification. Payments received under this indemnification are accounted for as a capital contribution to us by Williams as the costs are reimbursed.
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
     Grynberg. In 1998, the U.S. Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government in the United States District Court for the District of Colorado against Williams, certain of its subsidiaries (including us) and approximately 300 other energy companies. Grynberg alleged violations of the False Claims Act in connection with the measurement, royalty valuation and purchase of hydrocarbons. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal, and on May 4, 2009, the Tenth Circuit Court of Appeals denied Grynberg’s request for a rehearing. Grynberg has filed with the United States Supreme Court a petition for a writ of certiorari requesting review of the Tenth Circuit Court of Appeal's ruling.
     GEII Litigation. General Electric International, Inc. (GEII) worked on turbines at our Ignacio, New Mexico plant. We disagree with GEII on the quality of GEII’s work and the appropriate compensation. GEII asserts that it is entitled to additional extra work charges under the agreement, which we deny are due. In 2006 we filed suit in federal court in Tulsa, Oklahoma against GEII, GE Energy Services, Inc., and Qualified Contractors, Inc. We alleged, among other claims, breach of contract, breach of the duty of good faith and fair dealing, and negligent misrepresentation and sought unspecified damages. In 2007, the defendants and GEII filed counterclaims in the amount of $1.9 million against us that alleged breach of contract and breach of the duty of good faith and fair dealing. Trial has been set for January 2010.
     Other. We are not currently a party to any other legal proceedings but are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business.
     Summary. Litigation, arbitration, regulatory matters and environmental matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification arrangements, will not have a material adverse effect upon our future liquidity or financial position.

Note 10. Segment Disclosures
     Our reportable segments are strategic business units that offer different products and services. We manage the segments separately because each segment requires different industry knowledge, technology and marketing strategies.

		Gathering &
	Gathering &	Processing -	NGL
	Processing - West	Gulf	Services	Total
		(In thousands)
Three Months Ended June 30, 2009:
Segment revenues	$91,664	$459	$14,204	$106,327
Product cost and shrink replacement	19,054	—	1,484	20,538
Operating and maintenance expense	35,963	575	5,843	42,381
Depreciation, amortization and accretion	10,278	60	826	11,164
Direct general and administrative expense	2,300	—	764	3,064
Other, net	2,194	—	113	2,307

Segment operating income (loss)	21,875	(176)	5,174	26,873
Investment income	18,975	4,151	—	23,126

Segment profit	$40,850	$3,975	$5,174	$49,999

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$26,873
General and administrative expenses:
Allocated-affiliate				(8,935)
Third party-direct				(523)

Combined operating income				$17,415

Three Months Ended June 30, 2008:
Segment revenues	$158,563	$546	$19,136	$178,245
Product cost and shrink replacement	61,144	—	4,865	66,009
Operating and maintenance expense	36,677	519	9,336	46,532
Depreciation, amortization and accretion	10,136	151	715	11,002
Direct general and administrative expense	2,058	—	700	2,758
Other, net	(750)	—	106	(644)

Segment operating income (loss)	49,298	(124)	3,414	52,588
Equity earnings	37,480	8,570	—	46,050

Segment profit	$86,778	$8,446	$3,414	$98,638

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$52,588
General and administrative expenses:
Allocated-affiliate				(9,846)
Third party-direct				(530)

Combined operating income				$42,212

		Gathering &
	Gathering &	Processing -	NGL
	Processing - West	Gulf	Services	Total
		(In thousands)
Six Months Ended June 30, 2009:
Segment revenues	$182,442	$945	$28,408	$211,795
Product cost and shrink replacement	37,515	—	3,185	40,700
Operating and maintenance expense	68,977	1,150	12,160	82,287
Depreciation, amortization and accretion	20,622	92	1,634	22,348
Direct general and administrative expense	4,461	—	1,520	5,981
Other, net	6,003	—	419	6,422

Segment operating income (loss)	44,864	(297)	9,490	54,057
Investment income	34,296	4,963	—	39,259

Segment profit	$79,160	$4,666	$9,490	$93,316

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$54,057
General and administrative expenses:
Allocated-affiliate				(17,817)
Third party-direct				(1,204)

Combined operating income				$35,036

Six Months Ended June 30, 2008:
Segment revenues	$290,896	$1,113	$36,598	$328,607
Product cost and shrink replacement	108,590	—	9,517	118,107
Operating and maintenance expense	77,570	1,043	15,003	93,616
Depreciation, amortization and accretion	20,435	304	1,489	22,228
Direct general and administrative expense	3,988	—	1,244	5,232
Other, net	1,804	—	390	2,194

Segment operating income (loss)	78,509	(234)	8,955	87,230
Equity earnings	58,674	22,191	—	80,865

Segment profit	$137,183	$21,957	$8,955	$168,095

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$87,230
General and administrative expenses:
Allocated-affiliate				(17,508)
Third party-direct				(1,198)

Combined operating income				$68,524

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
     Our results for the second quarter of 2009 demonstrate continued improvement from difficult circumstances experienced during the previous two quarters where low NGL commodity prices and hurricane-related damages significantly decreased the profitability of our gathering and processing businesses. Net income for the second quarter of 2009 improved about 36% over the first quarter of 2009 despite the unfavorable effects of the incident at our Ignacio gas processing plant described below. Given the current energy commodity price and NGL margin environment, together with our cash balance, we expect to maintain our current level of cash distributions throughout 2009. As discussed further below, Williams, which owns our general-partner interest, will provide us with significant, additional support for 2009 which will enable us to maintain a higher level of cash retention and a stronger overall liquidity position. We maintained our second-quarter unitholder distribution at $0.635 per unit which equaled our first-quarter 2009 distribution.
Recent Events
     On June 3, 2009, a pipeline ruptured at our Ignacio gas processing plant. We expanded the scope of the investigation beyond the repair of the damaged pipes to ensure that any similarly situated piping was thoroughly inspected and repaired as necessary. During the outage, we re-routed approximately 250 MMcf/d of the plant’s normal production capacity to other facilities in the San Juan Basin. The plant was returned to service on June 19. We estimate the incident reduced second-quarter 2009 cash flows by approximately $7.0 million as a result of reduced NGL equity sales volumes of 5 million to 6 million gallons, reduced gathering volumes of 3 to 4 trillion British thermal units (TBtus) and estimated repair costs (including capital expenditures) of approximately $3.0 million.
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
Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended			Six months ended
	June 30,		% Change from	June 30,		% Change from
	2009	2008	2008(1)	2009	2008	2008(1)
	(Thousands)			(Thousands)
Financial Results:
Revenues	$106,327	$178,245	-40%	$211,795	$328,607	-36%
Costs and expenses:
Product cost and shrink replacement	20,538	66,009	+69%	40,700	118,107	+66%
Operating and maintenance expense	42,381	46,532	+9%	82,287	93,616	+12%
Depreciation, amortization and accretion	11,164	11,002	-1%	22,348	22,228	-1%
General and administrative expense	12,522	13,134	+5%	25,002	23,938	-4%
Taxes other than income	2,325	2,167	-7%	4,761	4,672	-2%
Other (income) expense — net	(18)	(2,811)	-99%	1,661	(2,478)	NM

Total costs and expenses	88,912	136,033	+35%	176,759	260,083	+32%

Operating income	17,415	42,212	-59%	35,036	68,524	-49%
Equity earnings — Wamsutter	18,975	37,480	-49%	34,296	58,674	-42%
Discovery investment income	4,151	8,570	-52%	4,963	22,191	-78%
Interest expense	(15,200)	(16,683)	+9%	(30,316)	(34,356)	+12%
Interest income	27	243	-89%	61	418	-85%

Net income	$25,368	$71,822	-65%	$44,040	$115,451	-62%

(1)	+ = Favorable Change; — = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended June 30, 2009 vs. three months ended June 30, 2008
     Revenues decreased $71.9 million, or 40%, due primarily to lower product sales in our West segment resulting from significantly lower average NGL sales prices and lower sales of NGLs on behalf of third-party producers, combined with lower volumes in both fee revenues and product sales.
     Product cost and shrink replacement decreased $45.5 million, or 69%, due primarily to lower product cost and shrink replacement in our West segment related primarily to decreased purchases of NGLs from third-party producers and lower average natural gas prices. Additionally, product cost in our NGL Services segment declined as a result of lower product prices and volumes.
     Operating and maintenance expense decreased $4.2 million, or 9%, due primarily to lower fractionation fuel cost and lower system losses in our NGL Services segment.
     Other (income) expense — net for 2008 includes a $3.2 million involuntary conversion gain related to the November 2007 Ignacio plant fire in our West segment.

     Operating income decreased $24.8 million, or 59%, due primarily to substantially lower average per-unit NGL sales margins on lower NGL sales volumes and gathering volumes reduced by the 17-day plant outage after the June 2009 pipe rupture in our West segment.
     Equity earnings from Wamsutter decreased $18.5 million, or 49%, due primarily to lower per-unit NGL sales margins on lower NGL sales volumes and higher operating and maintenance expense.
     Discovery investment income decreased $4.4 million, or 52%, due primarily to lower equity earnings resulting from lower NGL sales margins from lower average per-unit margins on higher volumes, partially offset by lower depreciation and accretion expense and lower operating and maintenance expense.
     Interest expense decreased $1.5 million, or 9%, due primarily to the lower interest rate on our $250.0 million floating-rate term loan.
Six months ended June 30, 2009 vs. six months ended June 30, 2008
     Revenues decreased $116.8 million, or 36%, due primarily to lower product sales in our West segment resulting from significantly lower average NGL sales prices and lower sales of NGLs on behalf of third-party producers.
     Product cost and shrink replacement decreased $77.4 million, or 66%, due primarily to lower product cost and shrink replacement in our West segment related primarily to decreased purchases of NGLs from third-party producers and lower average natural gas prices.
     Operating and maintenance expense decreased $11.3 million, or 12%, due primarily to lower system and imbalance losses in our West segment and lower fractionation fuel costs in our NGL Services segment.
     Other (income) expense — net for 2009 reflects a $1.7 million loss recognized on property taken out of service and for 2008 includes a $3.2 million involuntary conversion gain related to the November 2007 Ignacio plant fire in our West segment.
     Operating income decreased $33.5 million, or 49%, due primarily to substantially lower average per-unit NGL sales margins and unfavorable changes in other (income) expense — net in our West segment, partially offset by lower operating and maintenance expense.
     Equity earnings from Wamsutter decreased $24.4 million, or 42%, due primarily to lower per-unit NGL sales margins on lower NGL sales volumes.
     Discovery investment income decreased $17.2 million, or 78%, due primarily to lower equity earnings resulting from lower NGL margins from lower average per-unit margin and lower volumes for both keep-whole and percentage-of-liquids processing agreements, partially offset by $4.2 million hurricane-related proceeds under our Discovery business interruption policy.
     Interest expense decreased $4.0 million, or 12%, due primarily to the lower interest rate on our $250.0 million floating-rate term loan.

Results of operations — Gathering and Processing — West
     The Gathering and Processing — West segment includes our Four Corners natural gas gathering, processing and treating assets and our Wamsutter Ownership Interests.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Revenues	$91,664	$158,563	$182,442	$290,896
Costs and expenses, including interest:
Product cost and shrink replacement	19,054	61,144	37,515	108,590
Operating and maintenance expense	35,963	36,677	68,977	77,570
Depreciation and amortization	10,278	10,136	20,622	20,435
General and administrative expense — direct	2,300	2,058	4,461	3,988
Taxes other than income	2,210	2,061	4,339	4,281
Other (income) expense — net	(16)	(2,811)	1,664	(2,477)

Total costs and expenses, including interest	69,789	109,265	137,578	212,387

Segment operating income	21,875	49,298	44,864	78,509
Equity earnings — Wamsutter	18,975	37,480	34,296	58,674

Segment profit	$40,850	$86,778	$79,160	$137,183

Four Corners

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Statistics:
Gathering volumes (billion British thermal units per day (BBtu/d))	1,321	1,410	1,338	1,363
Plant inlet natural gas volumes (BBtu/d)	554	680	603	614
NGL equity sales (million gallons)	39	43	78	79
NGL margin ($/gallon)	$0.40	$0.78	$0.36	$0.76
NGL production (million gallons)	123	140	246	252
Three months ended June 30, 2009 vs. three months ended June 30, 2008
     Four Corners’ segment operating income decreased $27.4 million, or 56%, due primarily to $20.3 million lower product sales margins resulting primarily from a 49% decrease in average per-unit NGL margins and 9% lower NGL equity sales volumes, combined with $3.2 million decreased gathering revenues and the absence of a $3.2 million 2008 involuntary conversion gain. A more detailed analysis of the components of the change in segment operating income is below.
     Revenues decreased $66.9 million, or 42%, due primarily to $62.4 million lower product sales and $3.2 million lower gathering revenue.
     Product sales revenues decreased due primarily to:
•	$29.6 million related to a 57% decrease in average NGL sales prices realized on sales of NGLs which we received under keep-whole and percent-of-liquids processing contracts (NGL equity sales). This decrease resulted from general decreases in market prices for these commodities between the two periods;
•	$21.9 million lower sales of NGLs on behalf of third-party producers. Under these arrangements, we purchase the NGLs from the third-party producers and sell them to an affiliate. This decrease was related to both lower market prices and lower volumes purchased and is offset by lower associated product costs of $21.8 million discussed below;
•	$5.9 million lower condensate and liquefied natural gas (LNG) sales on decreased average per-unit condensate prices and lower condensate and LNG volumes; and

•	$5.0 million related to a 9% decrease in NGL volumes that Four Corners received under keep-whole and percent-of-liquids processing contracts. The volumes were reduced primarily by the 17-day Ignacio plant outage caused by the pipe rupture in June 2009.
     Gathering revenues decreased $3.2 million, or 7%, due primarily to a 6% decrease in gathering volumes which resulted primarily from the 17-day Ignacio plant outage caused by the pipe rupture in June 2009.
     Product cost and shrink replacement decreased $42.1 million, or 69%, due primarily to:
•	$21.8 million decrease from third-party producers who have us purchase their NGLs, which was offset by the corresponding decrease in product sales discussed above;
•	$14.4 million decrease from 69% lower average natural gas prices;
•	$3.5 million decrease in condensate and LNG related product cost; and
•	$2.3 million decrease from 10% lower natural gas volumes purchased for shrink replacement.
     Operating and maintenance expense remained essentially unchanged but includes favorable changes of $2.6 million lower system and imbalance losses resulting primarily from lower volumetric losses and $1.9 million lower unreimbursed gathering fuel costs resulting primarily from lower gas prices. These favorable changes were partially offset by higher right-of-way costs, higher major maintenance and 2009 Ignacio pipeline rupture repair costs.
     Other (income) expense — net in 2008 includes a $3.2 million involuntary conversion gain related to the November 2007 Ignacio plant fire.
Six months ended June 30, 2009 vs. six months ended June 30, 2008
     Four Corners’ segment operating income decreased $33.6 million, or 43%, due primarily to $32.0 million lower NGL sales margins resulting primarily from a 53% decrease in average per-unit NGL margins, $5.0 million lower condensate margin and the absence of a $3.2 million 2008 involuntary conversion gain. These decreases were partially offset by $8.6 million lower operating and maintenance expense. A more detailed analysis of the components of the change in segment operating income is below.
     Revenues decreased $108.5 million, or 37%, due primarily to the following lower product sales:
•	$58.2 million related to a 58% decrease in average NGL sales prices realized on sales of NGLs which we received under keep-whole and percent-of-liquids processing contracts (NGL equity sales). This decrease resulted from general decreases in market prices for these commodities between the two periods;
•	$37.8 million lower sales of NGLs on behalf of third-party producers. Under these arrangements, we purchase the NGLs from the third-party producers and sell them to an affiliate. This decrease was related to both lower market prices and lower volumes and is offset by lower associated product costs of $37.6 million discussed below; and
•	$11.4 million lower condensate and LNG sales resulting from decreased average per-unit condensate prices and lower condensate and LNG volumes.
     Product cost and shrink replacement decreased $71.1 million, or 65%, due primarily to:
•	$37.6 million decrease from third-party producers who have us purchase their NGLs, which was offset by the corresponding decrease in product sales discussed above;
•	$24.8 million decrease from 64% lower average natural gas prices; and
•	$6.1 million decrease in condensate and LNG related product cost.

     Operating and maintenance expense decreased $8.6 million, or 11%, due primarily to $10.8 million lower system and imbalance volume losses and $5.0 million lower unreimbursed gathering fuel costs resulting primarily from lower gas prices. While our system losses are generally an unpredictable component of our operating costs, they can be higher during periods of prolonged, severe winter weather, such as those we experienced during January and February of 2008. Additionally, operational inefficiencies caused by the fire at the Ignacio plant impacted our system losses in 2008. These decreases in expense were partially offset by higher major maintenance, right-of-way costs and compression service costs, combined with increased labor costs and 2009 Ignacio pipeline rupture repair costs.
     Other (income) expense — net for 2009 reflects a $1.7 million loss recognized on property taken out of service, and for 2008 includes a $3.2 million involuntary conversion gain on the 2007 Ignacio plant fire.
Outlook
•	NGL and natural gas commodity prices. Because NGL prices, especially ethane, have declined, we expect significantly lower per-unit NGL margins to continue in 2009 compared to 2008. As evidenced by current market conditions, NGL, crude and natural gas prices are highly volatile. Natural gas prices in the San Juan Basin have been lower than other areas of the country, and we expect this trend to continue. Because natural gas cost is a component of our NGL margins, we expect that per-unit NGL margins may be higher in the Four Corners area than some other areas of the country. Four Corners may experience periods when it is not economical to recover ethane, which will reduce our margins. Please see the Commodity Derivatives table below for information about our current energy commodity derivative portfolio.
•	Gathering and plant inlet volumes. Despite the Ignacio pipeline rupture and lower projected well connects in 2009, which result in lower projected maintenance capital expenditures, we expect average gathering and plant inlet volumes for 2009 to be only slightly below 2008. Drilling activity by producers is expected to decline in 2009 due to the current weak economy, together with the low commodity price environment. However, when drilling activity increases, we anticipate that recent capital investments will support producer customers’ drilling activity, expansion opportunities and production enhancement activities.
•	Operating costs. We expect and will continue to pursue reductions in costs as demand for contractors, equipment and supplies decline.
•	Assets on Jicarilla land. We concluded our negotiations with the Jicarilla Apache Nation (JAN) during February 2009 with the execution of a 20-year right-of-way agreement. We expect our total-year 2009 right-of-way expense to be approximately $8.7 million, which is significantly higher than the total-year 2008 cost of $3.5 million for our special business licenses with the JAN.
Commodity Derivatives
     The following table presents our Four Corners energy commodity derivatives including derivatives entered into after June 30, 2009.

		Volumes	Average
	Period	Hedged	Price/Unit
Designated as hedging instruments:
NGL sales — ethane (million gallons)	July – September, 2009	16.4	$0.475/gallon
NGL sales — natural gasoline (million gallons)	August – December, 2009	1.7	$1.404/gallon
Natural gas purchases (million British thermal units per day (MMBtu/d))	August – December, 2009	1,961	$3.670/MMBtu
Not designated as hedging instruments:
Natural gas purchases (MMBtu/d)	July – September, 2009	12,500	$3.032/MMBtu
     We expect the combined impact of these energy commodity derivatives will provide a margin of $0.187/gallon on 16.4 million gallons of ethane sales and $0.884/gallon on 1.7 million gallons of natural gasoline sales.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Revenues	$45,177	$70,222	$88,408	$137,847
Costs and expenses, including interest:
Product cost and shrink replacement	9,911	26,426	22,339	52,456
Operating and maintenance expense	6,498	(2,585)	12,363	9,052
Depreciation and accretion	5,556	5,214	11,003	10,442
General and administrative expense	3,795	3,621	7,399	6,840
Taxes other than income	453	419	1,019	903
Other income, net	(11)	(353)	(11)	(520)

Total costs and expenses	26,202	32,742	54,112	79,173

Net income	$18,975	$37,480	$34,296	$58,674

Williams Partners’ interest — equity earnings per our Consolidated Statements of Income	$18,975	$37,480	$34,296	$58,674

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Statistics:
Gathering volumes (BBtu/d)	545	521	540	477
Plant inlet natural gas volumes (BBtu/d)	419	427	428	416
NGL equity sales (million gallons)	35	36	71	77
NGL margin ($/gallon)	$0.39	$0.63	$0.32	$0.60
NGL production (million gallons)	109	114	214	220
Three months ended June 30, 2009 vs. three months ended June 30, 2008
     Wamsutter’s net income decreased $18.5 million, or 49%, due primarily to $9.2 million lower product sales margins resulting primarily from sharply decreased per-unit margins on lower NGL sales volumes and $9.1 million higher operating and maintenance expense.
     Revenues decreased $25.0 million, or 36%, due primarily to $26.0 million lower product sales, slightly offset by $2.3 million higher fee-based gathering and processing revenue.
     Product sales revenues decreased $26.0 million, or 52%, due primarily to:
•	$26.0 million related to a 55% decrease in average NGL sales prices realized on sales of NGLs which Wamsutter received under keep-whole processing contracts. This decrease resulted from general decreases in market prices for these commodities between the two periods.
•	$1.9 million related to a 4% decrease in NGL volumes that Wamsutter received under keep-whole processing contracts. The decrease in NGL volumes was primarily due to scheduled plant maintenance performed in the second quarter of 2009. Similar maintenance in 2008 was not performed until the third quarter.

     These product sales decreases were partially offset by $2.2 million higher sales of NGLs on behalf of third-party producers. Under these arrangements, Wamsutter purchases NGLs from third-party producers and sells them to an affiliate. This decrease is offset by higher associated product costs of $2.2 million discussed below.
     Gathering and processing fee-based revenues increased $2.3 million, or 13%, due primarily to a 10% increase in the average fee received for these services and a 3% increase in average volumes. The average fee increased as a result of negotiated increased gathering fees and fixed annual percentage or inflation-sensitive contractual escalation clauses.
     Product cost and shrink replacement decreased $16.5 million, or 62%, due primarily to an $18.0 million decrease from lower average natural gas prices, partially offset by $2.2 million higher product cost related to higher sales of NGLs on behalf of third-party producers who sell their NGLs to Wamsutter under their contracts as discussed above.
     Operating and maintenance expense increased $9.1 million due primarily to $6.1 million lower system gains and $2.1 million higher gathering fuel costs between the two periods. System gains are an unpredictable component of our operating costs and gathering fuel expense can also vary significantly as fuel rates are adjusted to compensate for over or under recoveries from previous periods.
Six months ended June 30, 2009 vs. six months ended June 30, 2008
     Wamsutter’s net income decreased $24.4 million, or 42%, due primarily to $24.0 million lower product sales margins resulting primarily from sharply decreased per-unit margins on lower NGL sales volumes.
     Revenues decreased $49.4 million, or 36%, due primarily to $54.7 million lower product sales, slightly offset by $6.7 million higher fee-based gathering and processing revenue.
     Product sales revenues decreased $54.7 million, or 55%, due primarily to:
•	$47.9 million related to a 55% decrease in average NGL sales prices realized on sales of NGLs which Wamsutter received under keep-whole processing contracts. This decrease resulted from general decreases in market prices for these commodities between the two periods.
•	$8.0 million related to an 8% decrease in NGL volumes that Wamsutter received under keep-whole processing contracts. Severe winter weather conditions in the first quarter of 2008 lowered volumes received under some of Wamsutter’s larger fee-based processing agreements thus allowing Wamsutter to process greater volumes under keep-whole processing arrangements. In addition, volumes were lower due to scheduled plant maintenance performed in the second quarter of 2009. Similar maintenance in 2008 was not performed until the third quarter.
•	$3.1 million related to favorable adjustments to the margin-sharing provisions of one of Wamsutter’s significant contracts in the first quarter of 2008.
     These product sales decreases were partially offset by $4.9 million higher sales of NGLs on behalf of third-party producers. Under these arrangements, Wamsutter purchases NGLs from the third-party producers and sells them to an affiliate. This decrease is offset by higher associated product costs of $4.9 million discussed below.
     Gathering and processing fee-based revenues increased $6.7 million, or 20%, due to a 12% increase in average volumes and a 7% increase in the average fee received for these services. The increase in average volumes was due primarily to production problems in 2008 caused by severe winter weather conditions and new wells connected in 2009. The average fee increased as a result of negotiated increased gathering fees and fixed annual percentage or inflation-sensitive contractual escalation clauses.
     Product cost and shrink replacement decreased $30.1 million, or 57%, due primarily to:
•	$29.4 million decrease from 63% lower average natural gas prices; and

•	$5.6 million decrease from 11% lower volumetric shrink requirements due to lower volumes processed under Wamsutter’s keep-whole processing contracts.
     These decreases were partially offset by $4.9 million higher product cost related to higher sales of NGLs on behalf of third-party producers who sell their NGLs to Wamsutter under their contracts as discussed above.
     Operating and maintenance expense increased $3.3 million, or 37%, due primarily to $4.5 million lower system gains, partially offset by $1.4 million lower gathering fuel costs between the two periods. Gathering fuel costs were higher in 2008 due to weather-related operational problems which unfavorably affected our gathering fuel reimbursement amounts from producers.
Outlook
•	NGL margins. We expect significantly lower cash distributions from Wamsutter in 2009 as compared to 2008, primarily as a result of lower per-unit NGL margins. As evidenced by current market conditions, NGL, crude and natural gas prices are highly volatile. Natural gas prices in the Rockies’ basins have been lower than other areas of the country, and we expect this trend to continue. Because natural gas cost is a component of Wamsutter’s NGL margins, Wamsutter expects that per-unit NGL margins may be higher at Wamsutter than some other areas of the country. However, Wamsutter may still experience periods when it is not economical to recover ethane which will reduce its margins. Please see the Commodity Derivatives table below for information about Wamsutter’s current energy commodity derivative portfolio.
•	Gathering and processing volumes. We anticipate that our 2009 average gathering volumes will increase slightly over 2008 levels as a result of our well connect activity, producers’ sustained drilling activity, expansion opportunities and production enhancement activities that should be sufficient to more than offset the historical production decline. Gathering volumes reached record levels in April 2009 and have remained approximately at this level throughout the second quarter.
•	Third-party processing. In 2008, we executed a new agreement that extended our ability to send excess unprocessed gas to Colorado Interstate’s Rawlins natural gas processing plant through October 2010. This agreement provides Wamsutter with third-party processing capacity of 80 MMcf/d. We expect a full year of natural gas processing in 2009 under this agreement. As a result, total gas processed will increase, Wamsutter will be able to sell higher volumes of NGLs, and operating costs will increase approximately $2.0 million. The increased operating costs will be more than offset by the sale of increased volumes of NGLs.
•	Operating costs. We expect and will continue to pursue reductions in costs as demand for contractors, equipment and supplies decline.
Commodity Derivatives
     The following table presents Wamsutter related energy commodity derivatives as of June 30, 2009.

		Volumes	Average
	Period	Hedged	Price/Unit
Designated as hedging instruments:
NGL sales — ethane (million gallons)	July – September, 2009	7.6	$0.465
NGL sales — propane (million gallons)	July – September, 2009	4.4	$0.869
Not designated as hedging instruments:
Natural gas purchases (MMBtu/d)	July – September, 2009	10,000	$2.93
     We expect the combined impact of these energy commodity derivatives will provide a hedged margin of $0.215/gallon on 7.6 million gallons of ethane sales and $0.538/gallon on 4.4 million gallons of propane sales.

Results of Operations — Gathering and Processing — Gulf
     The Gulf segment includes the Carbonate Trend gathering pipeline and our 60% ownership interest in Discovery.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Segment revenues	$459	$546	$945	$1,113
Costs and expenses:
Operating and maintenance expense	575	519	1,150	1,043
Depreciation	60	151	92	304

Total costs and expenses	635	670	1,242	1,347

Segment operating loss	(176)	(124)	(297)	(234)
Discovery investment income	4,151	8,570	4,963	22,191

Segment profit	$3,975	$8,446	$4,666	$21,957

Carbonate Trend
     Segment operating loss remained essentially unchanged from 2008.
Discovery Producer Services — 100%

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Revenues	$38,687	$82,883	$58,721	$170,039
Costs and expenses, including interest:
Product cost and shrink replacement	18,090	51,359	28,321	103,599
Operating and maintenance expense	6,579	8,411	15,050	15,419
Depreciation and accretion	4,765	6,802	8,694	13,785
General and administrative expense	1,500	1,750	3,000	3,500
Interest income	(14)	(186)	(22)	(450)
Other (income) expense, net	1,121	465	2,384	(2,797)

Total costs and expenses, including interest	32,041	68,601	57,427	133,056

Net income	$6,646	$14,282	$1,294	$36,983

Williams Partners’ interest — equity earnings	$3,987	$8,570	$776	$22,191
Business interruption proceeds	164	—	4,187	—

Discovery investment income	$4,151	$8,570	$4,963	$22,191

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Statistics:
Plant inlet natural gas volumes (BBtu/d)	470	614	398	621
Gross processing margin ($/MMBtu)	$0.20	$0.36	$0.16	$0.41
NGL equity sales (million gallons)	25	23	37	60
NGL production (million gallons)	56	58	86	128
Three months ended June 30, 2009 vs. three months ended June 30, 2008
     Net income decreased $7.6 million, or 53%, due primarily to $12.0 million lower NGL sales margins resulting from sharply lower average per-unit margins on higher volumes. These decreases were partially offset by $2.0 million lower depreciation and accretion expense and $1.8 million lower operating and maintenance expense. A more detailed analysis of the components of the change in net income is below.

     Revenues decreased $44.2 million, or 53%, due primarily to $45.5 million lower product sales and $1.6 million lower fractionation revenue, slightly offset by $2.8 million higher transportation and gathering revenue. The lower product sales are due primarily to:
•	$25.7 million from 60% lower average per-unit NGL prices on volumes recovered under keep-whole and percent-of-liquids arrangements (NGL equity sales). These price decreases resulted from general decreases in market prices for these commodities between the two periods.
•	$22.5 million lower sales of NGLs on behalf of third-party producers resulting from both lower volumes and lower NGL sales prices. The lower volumes are due primarily to the absence of gas volumes processed from the Texas Eastern Transmission Company (TETCO) system and other third-party producers. These decreases are offset by lower associated product costs of $22.5 million discussed below.
     Partially offsetting these product sales revenue decreases was an increase of $3.2 million from 8% higher NGL volumes from gas processed under keep-whole and percent-of-liquids arrangements (NGL equity sales). In second quarter 2008, the plant rejected ethane for two months which resulted in lower 2008 NGL equity sales volumes.
     Fractionation revenues decreased $1.6 million due primarily to the absence of gas volumes from the TETCO system discussed above and reductions in fractionation rates resulting from lower gas prices.
     Transportation revenues increased $1.8 million due primarily to higher transportation rates impacted favorably by the hurricane mitigation recovery surcharge. Gathering revenue increased $1.0 million due primarily to higher rates on increased volumes.
     Product cost and shrink replacement decreased $33.3 million, or 65%, due primarily to a $22.5 million decrease in NGL purchases from third-party producers who have us purchase their NGLs (offset by the corresponding decrease in product sales discussed above) combined with an $11.9 million decrease from 67% lower prices for natural gas purchased for shrink replacement, partially offset by $1.2 million increase from 20% higher volumes of natural gas required for shrink replacement.
     Operating and maintenance expense decreased $1.8 million, or 22%, due primarily to a lower fuel costs.
     Depreciation and accretion decreased $2.0 million, or 30%, due primarily to a 2008 change in the estimated remaining useful lives of the Larose processing plant and the regulated pipeline and gathering system.
Six months ended June 30, 2009 vs. Six months ended June 30, 2008
     Net income decreased $35.7 million, or 97%, due primarily to $35.0 million lower NGL sales margins resulting from sharply lower average per-unit margins and lower volumes on NGL equity sales, combined with $5.2 million unfavorable other (income) expense — net. These decreases were partially offset by $5.1 million lower depreciation and accretion expense. A more detailed analysis of the components of the change in net income is below.
     Revenues decreased $111.3 million, or 65%, due primarily to $109.9 million lower product sales and $2.9 million lower fractionation revenue. The lower product sales are due primarily to:
•	$43.2 million lower sales of NGLs on behalf of third-party producers resulting from both lower volumes and lower NGL sales prices. The lower volumes are due primarily to the absence of gas volumes processed from the TETCO system and other third-party producers. These decreases are offset by lower associated product costs of $43.2 million discussed below.
•	$34.5 million from 38% lower NGL volumes from gas processed under keep-whole and percent-of-liquids arrangements. NGL volumes recovered declined due primarily to reduced first-quarter 2009 volumes as a result of 2008 hurricane damages and the absence of volumes from the TETCO system after our processing arrangement with them expired in June 2008.

•	$31.6 million from 56% lower average per-unit NGL prices on volumes recovered under keep-whole and percent-of-liquids arrangements. These price decreases resulted from general decreases in market prices for these commodities between the two periods.
     Fractionation revenues decreased $2.9 million due primarily to the absence of gas volumes from the TETCO system discussed above, reductions in other gas volumes impacted by the 2009 hurricanes and reductions in fractionation rates resulting from lower gas prices.
     Product cost and shrink replacement decreased $75.3 million, or 73%, due primarily to a $43.2 million decrease in NGL purchases from third-party producers who have us purchase their NGLs (offset by the corresponding decrease in product sales discussed above) combined with an $24.5 million decrease from 59% lower prices for natural gas purchased for shrink replacement and a $5.8 million decrease from 34% lower volumes of natural gas required for shrink replacement.
     Depreciation and accretion decreased $5.1 million, or 37%, due primarily to a 2008 change in the estimated remaining useful lives of the Larose processing plant and the regulated pipeline and gathering system.
     Other (income) expense, net changed unfavorably by $5.2 million due to the absence of a 2008 $3.5 million favorable one-time adjustment for a Federal Energy Regulatory Commission (FERC) settlement, combined with higher property taxes on the plants following the end of the tax abatement period.
Outlook
•	Gross processing margins. We expect significantly lower cash distributions from Discovery in 2009 compared to 2008 primarily as a result of lower per-unit NGL margins. As evidenced by recent events, NGL, crude and natural gas prices are highly volatile. As NGL prices, especially ethane, have declined, Discovery is experiencing significantly lower gross processing margins in 2009 compared to 2008. Discovery may experience periods when it is not economical to recover ethane, which would reduce Discovery’s margins.

•	Ethane sales. During June 2009, Discovery’s ethane production was curtailed by 50% due to lower customer’s requirements. Discovery has reached an agreement with its customer to accept a larger quantity of ethane in July, but Discovery’s ethane production in August will be curtailed to approximately 50% of current production levels for three weeks due to maintenance on the downstream pipeline. Discovery is working to resume to normal ethane deliveries for the remainder of 2009.

•	Plant inlet volumes. Discovery’s Larose gas processing plant is currently processing approximately 530 BBtu/d from all sources and Discovery expects this volume to increase through the second half of 2009 to approximately 580 BBtu/d. The increase will be from both new and existing supplies. This forecasted volume represents a slight decrease from the 600 BBtu/d being processed prior to Hurricanes’ Gustav and Ike in 2008.

•	Tahiti Production. Discovery began receiving volumes from the Tahiti spar in May 2009 and received approximately 55 BBtu/d in June. Discovery expects volumes of approximately 60 BBtu/d to 75 BBtu/d from Tahiti by the end of the third quarter once the production system stabilizes.

•	Other new supplies. In the second half of 2009, Discovery expects to receive approximately 45 BBtu/d of new gas production from W&T Offshore, Inc.’s Daniel Boone prospect and the completion to a higher zone from ATP’s Gomez field. First production from ATP’s Clipper prospect is expected mid-year 2010.

•	Uninsured hurricane cost recovery. Under Discovery’s current FERC approved tariff, Discovery is permitted to recover certain natural disaster related costs, including property damage insurance deductibles, through a transportation rate surcharge. Discovery received FERC approval to increase its hurricane mitigation relief surcharge effective April 1, 2009 to its maximum allowable rate of $0.05/MMBtu to expedite Discovery’s recovery of any Hurricane Ike-related expenses which should contribute approximately $3.4 million to Discovery’s net income for the remainder of 2009.

•	Insurance coverage. Discovery’s previous property damage insurance policies expired in June 2009. The availability of named windstorm insurance has been significantly reduced as a result of higher industry-wide damage claims in past years. Additionally, the named windstorm insurance that is available comes at significantly higher premium amounts, higher deductibles and lower coverage limits. Consequently, Discovery elected to not purchase offshore named windstorm coverage for the 2009-2010 insurance year. Despite excluding this coverage, total property damage insurance premiums for the 2009 — 2010 insurance year remained essentially unchanged from the prior year as a result of other premium increases. Additionally, under the new policies, certain deductibles are higher and certain coverage limits are lower than under the previous policies.
Results of Operations — NGL Services
     The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our undivided 50% interest in the Conway fractionator.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Segment revenues	$14,204	$19,136	$28,408	$36,598
Costs and expenses:
Product cost	1,484	4,865	3,185	9,517
Operating and maintenance expense	5,843	9,336	12,160	15,003
Depreciation and accretion	826	715	1,634	1,489
General and administrative expense — direct	764	700	1,520	1,244
Other expense, net	113	106	419	390

Total costs and expenses	9,030	15,722	18,918	27,643

Segment profit	$5,174	$3,414	$9,490	$8,955

Operating Statistics:
Conway storage revenues	$8,101	$7,102	$16,462	$14,435
Conway fractionation volumes (barrels per day (bpd)) — our 50%	40,688	38,173	38,716	35,638
Three months ended June 30, 2009 vs. three months ended June 30, 2008
     NGL Services’ segment profit increased $1.8 million, or 52%, due primarily to lower system losses and higher storage revenues. A more detailed analysis of the components of the change in segment profit is below.
     Segment revenues decreased $4.9 million, or 26%, due primarily to lower product sales and fractionation revenues, partially offset by higher storage revenues. The significant components of the revenue fluctuations are addressed more fully below.
•	Product sales decreased $3.4 million due to a 51% decrease in average price per barrel and lower sales volumes of propane and normal butane. The decrease in sales prices and volumes was offset by the related decrease in product cost discussed below.
•	Fractionation revenues decreased $2.2 million due primarily to a 50% decrease in average fractionation price per barrel on higher volumes. The decrease in the average fractionation price per barrel results from the decline in natural gas prices.
•	Storage revenues increased $1.0 million due primarily to new storage leases.
     Product cost decreased $3.4 million, or 69%, due to the lower product prices and volumes discussed above.
     Operating and maintenance expense decreased $3.5 million, or 37%, due primarily to $2.5 million lower fractionation fuel costs resulting from sharply lower natural gas prices and $1.1 million lower system losses.
Six months ended June 30, 2009 vs. six months ended June 30, 2008
     NGL Services’ segment profit increased $0.5 million, or 6%, due primarily to higher storage revenues and higher fractionation volumes, partially offset by higher labor costs and outside service expenses. A more detailed analysis of the components of the change in segment profit is below.

     Segment revenues decreased $8.2 million, or 22%, due primarily to lower product sales and fractionation revenues, partially offset by higher storage revenues. The significant components of the revenue fluctuations are addressed more fully below.
•	Product sales decreased $6.4 million due to a 46% decrease in average prices per barrel and lower sales volumes of ethane, propane and normal butane. The decrease in sales prices and volumes was offset by the related decrease in product cost discussed below.
•	Fractionation revenues decreased $2.9 million due primarily to a 42% decrease in average fractionation price per barrel on higher volumes. The decrease in the average fractionation price per barrel results from the decline in natural gas prices.
•	Storage revenues increased $2.0 million due primarily to higher new storage leases and overstorage revenue.
     Product cost decreased $6.3 million, or 67%, due to the lower product prices and volumes discussed above.
     Operating and maintenance expense decreased $2.8 million, or 19%, due primarily to lower fractionation fuel costs resulting from sharply lower natural gas prices, partially offset by higher labor costs and outside services expenses.
Outlook
•	We expect 2009 storage revenues will increase over 2008 levels. Conway storage is sold out for the remainder of the 2009 season; however, incremental revenue opportunities will be evaluated as physical inventories and facility logistics continue to evolve.
•	We continue to perform a large number of storage cavern workovers and wellhead modifications to comply with Kansas Department of Health and Environment regulatory requirements. We expect outside service costs to continue at current levels throughout 2009 to ensure that we meet the regulatory compliance requirements.
Financial Condition and Liquidity
     The global recession and resulting drop in demand and prices for NGLs has significantly reduced the profitability and cash flows of our gathering and processing businesses, including Four Corners, Wamsutter and Discovery. We expect lower NGL margins during 2009 than 2008, and there may be periods when it is not economical to recover ethane which will further reduce our margins. As a result, we expect cash flow from operations, including cash distributions from Wamsutter and Discovery, to be significantly lower in 2009 than 2008. However, we have no debt maturities until 2011, and as of June 30, 2009, we have approximately $90.2 million of cash and cash equivalents and $208.0 million of available capacity under our credit facilities. The availability of the capacity under the credit facilities may be restricted under certain circumstances as discussed below under “ — Credit Facilities.” We believe we have the financial resources and liquidity necessary to meet requirements for working capital, capital and investment expenditures, debt service and quarterly cash distributions.
     We anticipate our sources of liquidity will include:
•	Cash and cash equivalents on hand;
•	Cash generated from operations, including cash distributions from Wamsutter and Discovery;
•	Insurance recoveries;
•	Capital contributions from Williams pursuant to the omnibus agreement; and
•	Use of credit facilities, as needed and available.
     We anticipate our more significant uses of cash to be:
•	Maintenance and expansion capital expenditures for our Four Corners and Conway assets;

•	Contributions we must make to Wamsutter LLC to fund certain of its expansion capital expenditures as defined by Wamsutter’s limited liability company (LLC) agreement;
•	Interest on our long-term debt; and
•	Quarterly distributions to our unitholders and/or general partner. Our general partner has waived its IDRs with respect to 2009 distribution periods which will reduce our 2009 use of cash.
     Additionally, we continue to evaluate value-adding growth opportunities in a prudent manner.
     Available Liquidity at June 30, 2009 (in millions):

Cash and cash equivalents	$90.2
Available capacity under our $450 million five-year senior unsecured credit facility(1)	188.0
Available capacity under our $20 million revolving credit facility with Williams as lender	20.0

Total	$298.2

(1)	The original amount has been reduced by $12.0 million due to the bankruptcy of the parent company and certain affiliates of Lehman. See Note 6, Long-Term Debt and Credit Facilities, of our Notes to Consolidated Financial Statements. The committed amounts of other participating banks remain in effect and are not impacted by this reduction. Additionally, availability of our capacity under this credit facility in future periods could be constrained by compliance with required covenants.
     These liquidity sources and cash requirements are discussed in greater detail below.
Wamsutter Distributions
     Wamsutter expects to make quarterly distributions of available cash to its members pursuant to the terms of its LLC agreement. Available cash is defined as cash generated from Wamsutter’s business less reserves that are necessary or appropriate to provide for the conduct of its business and to comply with applicable law and/or debt instruments or other agreements to which it is a party. Wamsutter made the following 2009 distributions to its members (all amounts in thousands):

	Total Distribution	Our Share
Date of Distribution	to Members	Class A	Class C	Other Class C
3/30/09	$13,500	$13,500	$—	$—
6/30/09	$17,500	$17,500	$—	$—
     The Wamsutter LLC agreement provides that to the extent at the end of the fourth quarter of a distribution year, the Class A member has received less than $70.0 million, the Class C members will be required to repay any distributions received in that distribution year such that the Class A member receives $70.0 million for that distribution year. Thus, our Class A membership interest will ultimately receive the first $70.0 million of cash for any distribution year. Additionally, during the first and second quarters of 2009, Williams paid Wamsutter and Wamsutter paid us $2.1 million and $2.5 million, respectively, in transition support payments related to the amount by which Wamsutter’s general and administrative expenses exceeded a contractually-defined spending cap.

Discovery Distributions
     Discovery expects to make quarterly distributions of available cash to its members pursuant to the terms of its LLC agreement. As a result of disruptions and damage from Hurricanes Gustav and Ike, Discovery did not make a distribution for the fourth quarter of 2008 in January 2009. Discovery also did not make a distribution for the first quarter of 2009 in April 2009 as a result of sharply lower NGL margins combined with the reduced volumes resulting from the 2008 hurricane damage to the gathering system.
     In the second quarter of 2009, Discovery’s LLC agreement was amended to calculate available cash based on cash on hand at the end of the month preceding the end of each calendar quarter (e.g. May 31 for the second quarter) and to require distribution of available cash by the end of each calendar quarter. Prior to this amendment, Discovery calculated available cash based on cash on hand at the end of each calendar quarter and made the related distribution within 30 days of the end of each calendar quarter. The change in distribution timing will result in an extra distribution in 2009 to us from Discovery. We received a June 2009 distribution noted in the table below for the second quarter and expect to receive distributions in September and December, 2009 for the third and fourth quarters, respectively.

	Total Distribution to
Date of Distribution	Members	Our 60% Share
	(Thousands)
6/30/09	$5,900	$3,540
     On September 13, 2008, Hurricane Ike hit the Gulf Coast area, and Discovery’s offshore gathering system sustained damage. The repair of the gathering system has been completed and the total repair cost incurred through June 30, 2009 was approximately $61.4 million, including $53.0 million in potentially reimbursable expenditures in excess of the insurance deductible. Discovery funded a $6.4 million deductible with cash on hand and filed for and received a prepayment of $38.7 million from the insurance provider. In April 2009, we funded $6.3 million, representing our portion of Discovery’s cash call to partners for repair costs in excess of the deductible, net of insurance prepayments. When Discovery receives the remaining insurance proceeds, we expect it to make special distributions back to its members. Discovery does not anticipate any further need for cash calls to fund hurricane repair costs.
Insurance Recoveries
     On November 28, 2007, the Ignacio gas processing plant sustained significant damages from a fire. The estimated total cost for fire-related repairs is approximately $38.3 million, including $37.3 million in potentially reimbursable expenditures in excess of the insurance deductible. Of this amount, $25.9 million has been incurred through June 30, 2009. We are funding these repairs with cash flows from operations, are seeking reimbursement from our insurance carrier and have received $29.8 million of insurance proceeds to date, including $7.0 million proceeds received in July 2009. Future property damage insurance proceeds will relate to the replacement of capital assets destroyed by the fire. Since the destroyed assets have been fully written off, these proceeds will result in additional involuntary conversion gains. We have also filed for reimbursement from our insurance carrier for lost profits under our business interruption policy and have received $4.4 million to date.
Modification of Omnibus Agreement with Williams
     In 2009, our omnibus agreement with Williams was amended to increase the aggregate amount of the credit we can receive related to certain general and administrative expenses for 2009. Consequently, for 2009, Williams will provide up to an additional $10.0 million credit, in addition to the $0.8 million annual credit previously provided under the original omnibus agreement, to the extent that all 2009 non-segment profit general and administrative expenses exceed $36.0 million. We will record total general and administrative expenses (including those expenses that are subject to the credit by Williams) as an expense, and we will record any credits as capital contributions from Williams. Accordingly, our net income will not reflect the benefit of the credit received from Williams. However, the costs subject to this credit will be allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis will reflect the benefit of this credit. Total credits received to date are $1.0 million.

Credit Facilities
     Under our $450.0 million senior unsecured credit agreement (Credit Agreement) with Citibank, N.A., we have a $200.0 million revolving credit facility available for borrowings and letters of credit and a $250.0 million term loan. The parent company and certain affiliates of Lehman, who is committed to fund up to $12.0 million of this credit facility, filed for bankruptcy in September 2008. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of the other participating banks remain in effect and are not impacted by this reduction. However, debt covenants may restrict the full use of the credit facility as discussed below. We must repay borrowings under the Credit Agreement by December 11, 2012. At June 30, 2009, we had a $250.0 million term loan outstanding under the term loan provisions and no amounts outstanding under the revolving credit facility. As a result of the Fitch Ratings (Fitch) downgrade of our senior unsecured debt rating from BB+ to BB, our applicable margin on the $250 million term loan increased 0.25% to 1.0% and the commitment fee on the unused capacity of our revolver increased 0.05% to 0.175%. We expect that the change in these rates will increase interest expense annually by approximately $0.7 million.
     The Credit Agreement contains various covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur indebtedness, grant certain liens supporting indebtedness, merge, consolidate, sell all or substantially all of our assets or make distributions or other payments other than distributions of available cash under certain conditions. Significant financial covenants under the Credit Agreement include the following:
•	We are required to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1.00 as of the last day of any fiscal quarter. This ratio may be increased in the case of an acquisition of $50.0 million or more, in which case the ratio will be 5.50 to 1.00 for the fiscal quarter in which the acquisition occurs and three fiscal quarter-periods following such acquisition. At June 30, 2009, our ratio of consolidated indebtedness to consolidated EBITDA, as calculated under this covenant, of approximately 3.83 is in compliance with this covenant.
•	Our ratio of consolidated EBITDA to consolidated interest expense (each as defined in the Credit Agreement) must be not less than 2.75 to 1.00 as of the last day of any fiscal quarter, unless we obtain an investment grade rating from Standard and Poor’s Ratings Services or Moody’s Investors Service and the rating from the other agency is not less than Ba1 or BB+, as applicable. At June 30, 2009, our ratio of consolidated EBITDA to consolidated interest expense, as calculated under this covenant, of approximately 4.26 is in compliance with this covenant.
     Although it is difficult to predict future commodity pricing, we expect to remain in compliance with the Credit Agreement ratios described above throughout 2009 given the current energy commodity price and NGL margin environment. Inasmuch as the ratios are calculated on a rolling four-quarter basis, the ratios at June 30, 2009, do not reflect a full-year impact of the lower earnings we experienced in late 2008 and the six months ending June 30, 2009. If unexpected events happen or economic conditions or energy commodity prices and NGL margins decline further for a prolonged period of time, our financial covenant ratios may fall below required levels. If such a situation appeared likely, we would take actions necessary to avoid a breach of our covenants, including seeking covenant relief through waivers or the restructuring or replacement of our facility, reducing our indebtedness or seeking assistance from our general partner. Market conditions could make these alternatives challenging, and no assurances can be given that we would be successful in our efforts. Even if successful, we could experience increased borrowing costs and reduced liquidity which could limit our ability to fund capital expenditures and make cash distributions to unitholders. In the event that despite our efforts we breach our financial covenants causing an event of default, the lenders could, among other things, accelerate the maturity of any borrowings under the facility (including our $250.0 million term loan) and terminate their commitments to lend. There are no cross-default provisions in the indentures governing our senior unsecured notes; therefore, a default under the Credit Agreement would not cause a cross default under the indentures governing the senior unsecured notes.
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
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital requirements. We are required to and have reduced all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. Borrowings under the credit facility mature

June 20, 2010 with four, one-year automatic extensions unless terminated by either party. As of June 30, 2009, we had no outstanding borrowings under the working capital credit facility.
     Wamsutter has a $20.0 million revolving credit facility with Williams as the lender. The credit facility is available exclusively to fund Wamsutter’s working capital requirements. Borrowings under the credit facility mature on December 12, 2009 with four, one-year automatic extensions unless terminated by either party. As of June 30, 2009, Wamsutter had no outstanding borrowings under the credit facility.
Credit Ratings
     The table below presents our current credit ratings and outlook on our senior unsecured long-term debt.

Senior Unsecured
Rating Agency	Date of Last Change	Outlook	Debt Rating
Standard & Poor’s	November 9, 2007	Stable	BBB-
Moody’s Investor Service	November 6, 2008	Negative	Ba2
Fitch Ratings	June 9, 2009	Stable	BB
     On June 9, 2009, Fitch lowered our senior unsecured debt rating from BB+ to BB. On November 6, 2008, Moody’s Investors Service (Moody’s) changed the ratings outlook for Williams and each of Williams’ rated subsidiaries, including WPZ, from “stable” to “negative” following the announcement that Williams’ management and board of directors were evaluating a variety of structural changes to Williams. On February 26, 2009, Moody’s revised Williams, and certain Williams’ rated subsidiaries, excluding us, to “stable” from “negative.”
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

Capital Expenditures
     The natural gas gathering, treating, processing and transportation, and NGL fractionation and storage businesses are capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital requirements of these businesses consist primarily of:
•	Maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, include certain well connection expenditures and expenditures which are mandatory and/or essential for maintaining the reliability of our operations; and
•	Expansion capital expenditures, which tend to be more discretionary than maintenance capital expenditures, include expenditures to acquire additional assets to grow our business, to expand and upgrade plant or pipeline capacity and to construct new plants, pipelines and storage facilities.
     The following table provides summary information related to our, Wamsutter’s and Discovery’s expected capital expenditures for 2009 and actual spending through June 30, 2009 (millions):

	Maintenance		Expansion		Total
		Through		Through		Through
Company	Total Year Estimate	June 30, 2009	Total Year Estimate	June 30, 2009	Total Year Estimate	June 30, 2009
Four Corners	$15–20	$10.0	$5–8	$1.3	$20–28	$11.3
Conway	3–6	2.3	8–12	3.4	11–18	5.7
Wamsutter — (our share)	18–22	11.5	1–2	0.8	19–24	12.3
Discovery — (our share)	1–3	0.7	5–7	3.5	6–10	4.2
     We expect to fund Four Corners’ and Conway’s maintenance and expansion capital expenditures with cash flows from operations. Four Corners’ estimated maintenance capital expenditures for 2009 include a range of $10.0 million to $12.0 million related to well connections necessary to connect new sources of throughput for the Four Corners’ system which will serve to partially offset the historical decline in throughput volumes. Four Corners’ 2009 expansion capital expenditures relate primarily to gathering system expansion projects. Conway’s expansion capital expenditures relate to two projects: first, the drilling of two new ethane/propane mix caverns and conversion of certain ethane/propane caverns for use as propane storage caverns and second, the completion of a project to improve our flexibility and storage capabilities with respect to refinery grade butane.
     Wamsutter’s estimated maintenance capital expenditures for 2009 include a range of $16.0 million to $18.0 million related to well connections necessary to connect new sources of throughput for the Wamsutter system which will serve to offset the historical decline in throughput volumes. We expect Wamsutter will fund its maintenance capital expenditures through its cash flows from operations.
     Wamsutter funds its expansion capital expenditures through capital contributions from its members as specified in its LLC agreement. This agreement specifies that expansion capital projects with expected total expenditures in excess of $2.5 million at the time of approval and well connections that increase gathered volumes beyond current levels be funded by contributions from its Class B membership, which we do not own. However, our ownership of the Class A membership interest requires us to provide capital contributions related to expansion projects with expected total expenditures less than $2.5 million at the time of approval. Wamsutter issues Class C units to its Class A and Class B members for the expansion capital projects they fund.
     Discovery will fund its 2009 maintenance and expansion capital expenditures either by cash calls to its members or from its cash flows from operations. We funded a cash call from Discovery for $3.1 million in March 2009 for the Tahiti project, and in second-quarter 2009 we received a $1.8 million reimbursement from Williams of those costs pursuant to the requirements of our omnibus agreement.

Cash Distributions to Unitholders
     We have paid quarterly distributions to unitholders and our general partner interest after every quarter since our initial public offering on August 23, 2005. Our next quarterly distribution of $34.2 million will be paid on August 14, 2009 to the general partner interest and common unitholders of record at the close of business on August 7, 2009.
Results of Operations — Cash Flows

	Six months ended
	June 30,
Williams Partners L.P.	2009	2008
	(Thousands)
Net cash provided by operating activities	$71,699	$107,933
Net cash used by investing activities	(24,856)	(14,923)
Net cash used by financing activities	(72,773)	(71,492)
     Net cash provided by operating activities decreased $36.2 million for the first six months of 2009 as compared to the first six months of 2008 due primarily to $36.4 million lower distributions related to equity earnings in Discovery and Wamsutter and $29.1 million lower operating income excluding non-cash items. These decreases in net cash provided by operating activities were partially offset by a $21.1 million increase in cash from changes in working capital excluding accrued interest, $4.4 million reduced interest payments resulting from lower interest rates and $4.2 million of 2009 proceeds under our Discovery-related business interruption policy. Cash provided by working capital increased due primarily to changes in accounts receivable and accounts payable.
     Net cash used by investing activities increased $9.9 million for the first six months of 2009 as compared to first six months of 2008 due primarily to $11.0 million higher contributions to Discovery for cash calls related to the hurricane damage repair and expansion project funding, $7.4 million lower distributions in excess of equity earnings from Discovery and the impact of the 2008 receipt of $6.2 million of insurance proceeds relating to the 2007 Ignacio plant fire. These increased uses of cash were partially offset by $13.1 million lower capital expenditures.
     Net cash used by financing activities consists primarily of quarterly distributions to unitholders and our general partner.

	Six months ended
	June 30,
Wamsutter 100 percent	2009	2008
	(Thousands)
Net cash provided by operating activities	$45,055	$64,935
Net cash used by investing activities	(53,822)	(11,792)
Net cash provided (used) by financing activities	8,767	(53,143)
     Net cash provided by operating activities decreased $19.9 million in the first six months of 2009 as compared to the first six months of 2008 due primarily to a $23.8 million decrease in operating income, as adjusted for non-cash expenses, partially offset by a $3.9 million increase related to changes in working capital.
     Net cash used by investing activities in the first six months of 2009 is primarily comprised of capital expenditures related to plant expansion projects and connection of new wells. The plant expansion projects include $39.0 million which was funded by Williams in accordance with Wamsutter’s LLC agreement. Net cash used by investing activities in the first six months of 2008 is primarily comprised of capital expenditures related to the connection of new wells.
     Net cash provided by financing activities in the first six months of 2009 is primarily related to $39.8 million of capital contributions received from Wamsutter’s members to fund certain capital projects. These contributions were substantially offset by $31.0 million of cash distributions to Wamsutter’s members pursuant to the distribution provisions of Wamsutter’s LLC agreement. Net cash used by financing activities in the first six months of 2008 is primarily cash distributions to Wamsutter’s members pursuant to the distribution provisions of Wamsutter’s LLC agreement.

	Six months ended
	June 30,
Discovery 100%	2009	2008
	(Thousands)
Net cash provided (used) by operating activities	$(14,362)	$55,377
Net cash used by investing activities	(8,963)	(4,505)
Net cash provided (used) by financing activities	11,433	(51,672)
     Net cash provided (used) by operating activities changed unfavorably from $55.4 million net cash provided in the first six months of 2008 to $14.4 million net cash used in the first six months of 2009 due primarily to $40.8 million lower net income as adjusted for non-cash items and $29.0 million cash used by changes in working capital resulting from the impact of the hurricanes.
     Net cash used by investing activities includes $12.4 million and $7.1 million of capital spending in the first six months of 2009 and 2008, respectively, for the Tahiti lateral and other smaller projects. These expenditures were partially offset by changes in Tahiti-related restricted cash in both quarters.
     Net cash provided (used) by financing activities changed from $51.7 million net cash used in the first six months of 2008 to $11.4 million net cash provided in the first six months of 2009 due primarily to a $48.1 million lower cash distributions to the partners and $15.0 million higher capital contributions from partners in 2009.
Contractual Obligations
     Our contractual obligations increased from those reported in our 2008 Form 10-K by the following amounts as a result of our February 2009 execution of a 20-year right-of-way agreement with the JAN:

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
Off-Balance Sheet Arrangements
     We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at June 30, 2009 or December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity price risk and interest rate risk.
Commodity Price Risk
     We are exposed to the impact of fluctuations in the market price of natural gas liquids and natural gas, as well as other market factors, such as market volatility and commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our JAN contract. We manage a portion of the risks associated with these market fluctuations using various derivative contracts. The fair value of derivative contracts is subject to changes in energy-commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. See Note 8, Energy Commodity Derivatives, of our Notes to Consolidated Financial Statements for a discussion of Four Corners’ energy commodity derivatives and “—Results of Operations—Gathering and Processing—West” in Management Discussion and Analysis above for derivative volumes and prices for both Four Corners and Wamsutter.

     We measure the risk in our portfolio using a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolio. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolio. Our value-at-risk model uses a Monte Carlo method to simulate hypothetical movements in future market prices and assumes that, as a result of changes in commodity prices, there is a 95% probability that the one-day loss in fair value of the portfolio will not exceed the value at risk. The simulation method uses historical correlations and market forward prices and volatilities. In applying the value-at-risk methodology, we do not consider that the simulated hypothetical movements affect the positions or would cause any potential liquidity issues, nor do we consider that changing the portfolio in response to market conditions could affect market prices and could take longer than a one-day holding period to execute. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk given market liquidity and our own credit and liquidity constraints. Our derivative contracts are contracts held for nontrading purposes and hedge a portion of our commodity price risk exposure from natural gas liquid sales and natural gas purchases. Certain of our derivative contracts have been designated as normal purchases or sales under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and, therefore, have been excluded from our estimation of value at risk.
     The value at risk at June 30, 2009 for each of Four Corners’ and Wamsutter’s derivative contracts was $0.1 million. At December 31, 2008, we had no outstanding derivatives.
     All of the derivative contracts included in our value-at-risk calculation are accounted for as cash flow hedges under SFAS No. 133. Any change in the fair value of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.
Interest Rate Risk
     Our interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2009. See Note 6, Long-Term Debt and Credit Facilities of our Notes to Consolidated Financial Statements.

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

Second-Quarter 2009 Changes in Internal Controls
     There have been no changes during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
     Legislative and regulatory responses related to greenhouse gases and climate change creates the potential for financial risk. The United States Congress and certain states have for some time been considering various forms of legislation related to greenhouse gas emissions. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate the emission of greenhouse gases.
     Several bills have been introduced in the United States Congress that would compel carbon dioxide emission reductions. On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act” which is intended to decrease annual greenhouse gas emissions through a variety of measures, including a “cap and trade” system which limits the amount of greenhouse gases that may be emitted and incentives to reduce the nation’s dependence on traditional energy sources. The U.S. Senate is currently considering similar legislation, and numerous states have also announced or adopted programs to stabilize and reduce greenhouse gases. While it is not clear whether any federal climate change law will be passed this year, any of these actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any greenhouse gas emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and our ability to make distributions to unitholders. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.
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

Item 6.	Exhibits

Exhibit 3.1	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1,2,3,4 and 5 (filed on April 30, 2009 as Exhibit 3.3 to Williams Partners L.P.’s quarterly report on Form 10-Q) (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	Director Compensation Policy dated November 29, 2005, as revised May 28, 2009.*#

Exhibit 10.2	Amendment No. 1 to Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on April 20, 2009 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.3	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC.*

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

#	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)

By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted. T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)
August 6, 2009

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 3.1	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1,2,3,4 and 5 (filed on April 30, 2009 as Exhibit 3.3 to Williams Partners L.P.’s quarterly report on Form 10-Q) (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	Director Compensation Policy dated November 29, 2005, as revised May 28, 2009.*#

Exhibit 10.2	Amendment No. 1 to Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on April 20, 2009 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.3	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement for Discovery Producer Services LLC.*

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

#	Management contract or compensatory arrangement.