Form 10-Q
period 2009-09-30
Williams Partners L.P.
filed 2009-10-29
CIK 1324518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 52,777,452 common units outstanding as of October 28, 2009.

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
     All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled,” “will,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
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
WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per-unit amounts)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008
Revenues:
Product sales:
Affiliate	$48,977	$92,421		$112,735	$264,677
Third-party	3,285	6,430		10,754	20,392
Gathering and processing:
Affiliate	10,990	9,480		32,426	28,117
Third-party	48,425	50,721		140,142	146,479
Storage	8,531	8,264		24,993	22,699
Fractionation	2,396	5,484		7,572	13,580
Other	2,549	2,913		8,326	8,376

Total revenues	125,153	175,713		336,948	504,320
Costs and expenses:
Product cost and shrink replacement:
Affiliate	9,066	22,358		25,378	72,077
Third-party	20,937	35,391		45,325	103,779
Operating and maintenance expense (excluding depreciation):
Affiliate	10,352	21,220		32,726	60,901
Third-party	27,232	29,257		87,145	83,192
Depreciation, amortization and accretion	11,288	11,735		33,636	33,963
General and administrative expense:
Affiliate	11,551	10,620		35,017	32,881
Third-party	646	664		2,182	2,341
Taxes other than income	2,586	2,314		7,347	6,986
Other income	(5,019)	(5,822)		(3,358)	(8,300)

Total costs and expenses	88,639	127,737		265,398	387,820

Operating income	36,514	47,976		71,550	116,500
Equity earnings-Wamsutter	23,642	20,801		57,938	79,475
Discovery investment income	11,058	8,244		16,021	30,435
Interest expense	(15,281)	(16,437)		(45,597)	(50,793)
Interest income	14	249		75	667

Net income	$55,947	$60,833		$99,987	$176,284

Allocation of net income:
Net income	$55,947	$60,833		$99,987	$176,284
Allocation of net income to general partner	921	7,985	(a)	412	21,777	(a)

Allocation of net income to limited partners	$55,026	$52,848	(a)	$99,575	$154,507	(a)

Basic and diluted net income per limited partner common unit	$1.04	$1.00	(a)	$1.88	$2.92	(a)
Weighted average number of common units outstanding	52,777,452	52,775,912		52,777,452	52,775,126

(a)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$101,859	$116,165
Accounts receivable:
Trade	16,364	16,279
Affiliate	20,349	11,652
Other	1,142	2,919
Product imbalance	3,458	6,344
Prepaid expense	7,602	4,102
Other current assets	3,060	3,642

Total current assets	153,834	161,103
Investment in Wamsutter	275,471	277,707
Investment in Discovery Producer Services	193,147	184,466
Gross property, plant and equipment	1,287,209	1,265,153
Less accumulated depreciation	(652,012)	(624,633)

Property, plant and equipment, net	635,197	640,520
Other noncurrent assets	25,493	28,023

Total assets	$1,283,142	$1,291,819

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable:
Trade	$19,974	$22,348
Affiliate	12,520	11,122
Product imbalance	6,876	8,926
Deferred revenue	9,190	4,916
Accrued interest	10,580	18,705
Other accrued liabilities	9,580	6,172

Total current liabilities	68,720	72,189
Long-term debt	1,000,000	1,000,000
Environmental remediation liabilities	1,874	2,321
Other noncurrent liabilities	14,488	13,699
Commitments and contingent liabilities (Note 9 )
Partners’ capital	198,060	203,610

Total liabilities and partners’ capital	$1,283,142	$1,291,819

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net income	$99,987	$176,284
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization and accretion	33,636	33,963
Gain on involuntary conversion	(4,034)	(9,276)
Equity earnings of Wamsutter	(57,938)	(79,475)
Equity earnings of Discovery Producer Services	(11,834)	(30,435)
Distributions related to equity earnings of Wamsutter	57,938	78,296
Distributions related to equity earnings of Discovery Producer Services	11,834	30,435
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(7,005)	(24,871)
Prepaid expense	(3,500)	(1,079)
Other current assets	1,150	9,504
Accounts payable	(976)	(11,878)
Product imbalance	836	(1,173)
Deferred revenue	4,040	5,544
Accrued liabilities	(5,266)	(8,544)
Other, including changes in noncurrent assets and liabilities	2,216	2,539

Net cash provided by operating activities	121,084	169,834

INVESTING ACTIVITIES:
Capital expenditures	(28,087)	(37,694)
Cumulative distributions in excess of equity earnings of Discovery Producer Services	2,806	15,165
Cumulative distributions in excess of equity earnings of Wamsutter	3,384	—
Insurance proceeds	5,000	7,718
Insurance proceeds related to affiliate accounts receivable	—	4,483
Proceeds from sale of property, plant and equipment	162	—
Contributions to Wamsutter	(958)	(2,059)
Contributions to Discovery Producer Services	(11,486)	(437)

Net cash used by investing activities	(29,179)	(12,824)

FINANCING ACTIVITIES:
Distributions to unitholders and general partner	(110,011)	(113,765)
Proceeds from sale of common units	—	28,992
Redemption of common units from general partner	—	(28,992)
Contributions per omnibus agreement	3,800	2,328
Other	—	76

Net cash used by financing activities	(106,211)	(111,361)

Increase (decrease) in cash and cash equivalents	(14,306)	45,649
Cash and cash equivalents at beginning of period	116,165	36,197

Cash and cash equivalents at end of period	$101,859	$81,846

See accompanying notes to consolidated financial statements.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

			Accumulated Other	Total
		General	Comprehensive	Partners’
	Common	Partner	Income	Capital
Balance — January 1, 2009	$1,619,954	$(1,416,344)	$—	$203,610
Net income	92,303	7,684	—	99,987
Other comprehensive income:
Net unrealized gains on cash flow hedges	—	—	469	469
Net unrealized gains on cash flow hedges — Wamsutter	—	—	214	214
Reclassification of gains into earnings	—	—	(5)	(5)
Reclassification of gains into earnings — Wamsutter	—	—	(23)	(23)

Total other comprehensive income				655

Total comprehensive income				100,642
Cash distributions	(100,539)	(9,472)	—	(110,011)
Contributions pursuant to the omnibus agreement	—	3,800	—	3,800
Other	19	—	—	19

Balance — September 30, 2009	$1,611,737	$(1,414,332)	$655	$198,060

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
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 8-K, filed October 28, 2009, for the year ended December 31, 2008. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. We eliminated all intercompany transactions and reclassified certain amounts to conform to the current classifications. We have evaluated our disclosure of subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission on October 29, 2009.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2. Recent Accounting Standards
     In August 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-5, Fair Value Measurements and Disclosures Measuring Liabilities at Fair Value (Topic 820). This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more prescribed techniques. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Additionally, this Update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the fourth quarter of 2009. Application of this Update is not expected to materially impact our Consolidated Financial Statements.
     In January 2009, we adopted new guidance regarding the application of the two-class method to calculate earnings per unit for Master Limited Partnerships, which states, among other things, that the calculation of earnings per unit should not reflect an allocation of undistributed earnings to the incentive distribution right (IDR) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. Previously, under generally accepted accounting principles, we calculated earnings per unit as if all the earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution exceeded the actual incentive distribution. Following the adoption of this guidance, we no longer calculate assumed incentive distributions. The retrospective application of this guidance decreased the income allocated to the general partner and increased the income allocated to limited partners for the amount that any assumed incentive distribution exceeded the actual incentive distribution calculated during that period. Certain of our historical periods’ earnings per unit have been revised as a result of this change. Earnings per unit for the three and nine months ended September 30, 2008 increased from $0.82 per unit to $1.00 per unit and $2.40 per unit to $2.92 per unit, respectively. Adoption of this new standard only impacts the allocation of earnings for purposes of calculating our earnings per limited partner unit and has no impact on our results of operations, allocation of earnings to capital accounts, or distributions of available cash to unitholders and our general partner.
Note 3. Allocation of Net Income and Distributions
     The allocation of net income between our general partner and limited partners, as reflected in the Consolidated Statement of Partners’ Capital, for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Allocation to general partner:
Net income	$55,947	$60,833	$99,987	$176,284
Reimbursable general and administrative costs charged directly to general partner	201	514	1,619	1,310

Income subject to 2% allocation of general partner interest	56,148	61,347	101,606	177,594
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	1,122	1,227	2,031	3,552
Incentive distributions paid to general partner*	—	6,765	7,272	16,495
Direct charges to general partner	(201)	(514)	(1,619)	(1,310)

Net income allocated to general partner*	$921	$7,478	$7,684	$18,737

Net income	$55,947	$60,833	$99,987	$176,284
Net income allocated to general partner*	921	7,478	7,684	18,737

Net income allocated to limited partners	$55,026	$53,355	$92,303	$157,547

*	In the calculation of basic and diluted net income per limited partner unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period. The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In April 2009, The Williams Companies, Inc. (Williams) waived the IDRs related to 2009 distribution periods. The IDRs paid in February 2009 relate to the fourth-quarter 2008 distribution.
Prior to the conversion of the subordinated units into common units in 2008, common and subordinated unitholders always shared equally, on a per-unit basis, in the net income allocated to limited partners.
We paid or have authorized payment of the following cash distributions during 2008 and 2009 (in thousands, except for per unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Subordinated		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
2/14/2008	$0.5750	$26,321	$4,025	$706	$4,231	$35,283
5/15/2008	$0.6000	$31,665	—	$758	$5,498	$37,921
8/14/2008	$0.6250	$32,984	—	$811	$6,765	$40,560
11/14/2008	$0.6350	$33,513	—	$832	$7,272	$41,617
2/13/2009	$0.6350	$33,513	—	$832	$7,272	$41,617
5/15/2009	$0.6350	$33,513	—	$684	$—	$34,197
8/14/2009	$0.6350	$33,513	—	$684	$—	$34,197
11/13/2009 (a)	$0.6350	$33,513	—	$684	$—	$34,197

(a)	The board of directors of our general partner declared this cash distribution on October 27, 2009 to be paid on November 13, 2009 to unitholders of record at the close of business on November 6, 2009.

Note 4. Related Party Transactions
     In 2009, our omnibus agreement with Williams was amended to increase the aggregate amount of the credit we can receive related to certain general and administrative expenses for 2009. Consequently, for 2009, Williams will provide up to an additional $10.0 million credit, in addition to the $0.8 million annual credit previously provided under the original omnibus agreement, to the extent that 2009 general and administrative expenses excluded from segment profit exceed $36.0 million. We will record total general and administrative expenses (including those expenses that are subject to the credit by Williams) as an expense, and we will record any credits as capital contributions from Williams. Accordingly, our net income will not reflect the benefit of the credit received from Williams. However, the costs subject to this credit will be allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis will reflect the benefit of this credit. For the nine months ended September 30, 2009, the total additional general and administrative credit received from Williams was $1.0 million. No additional general and administrative credit was received during the third quarter.
Note 5. Equity Investments
Wamsutter
     Wamsutter allocates net income (equity earnings) to us based upon the allocation, distribution, and liquidation provisions of its limited liability company agreement applied as though liquidation occurs at book value. In general, the agreement allocates income in a manner that will maintain capital account balances reflective of the amounts each membership interest would receive if Wamsutter were dissolved and liquidated at carrying value. The income allocation for the quarterly periods during a year reflects the preferential rights of the Class A member interest to any distributions made to the Class C member interest until the Class A member interest has received $70.0 million in distributions for the year. The Class B member receives no income or loss allocation. As the owner of 100% of the Class A membership interest, we will receive 100% of Wamsutter’s net income up to $70.0 million. Income in excess of $70.0 million will be shared between the Class A member and Class C member, of which we currently own 68%. For annual periods in which Wamsutter’s net income exceeds $70.0 million, this will result in a higher allocation of equity earnings to us early in the year and a lower allocation of equity earnings to us later in the year. Wamsutter’s net income allocation does not affect the amount of available cash it distributes for any quarter.
     The summarized financial position and results of operations for 100% of Wamsutter are presented below (in thousands):

	September 30,	December 31,
	2009	2008
	(Unaudited)
Current assets	$22,686	$17,147
Property, plant and equipment, net	390,443	318,072
Non-current assets	820	468
Current liabilities	(24,835)	(16,960)
Non-current liabilities	(4,524)	(4,353)

Members’ capital	$384,590	$314,374

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited)
Revenues:
Product sales:
Affiliate	$29,666	$31,152	$66,255	$117,070
Third-party	1,993	7,612	10,542	21,498
Gathering and processing services	19,758	17,150	59,806	50,495
Other revenues	935	1,906	4,157	6,604
Costs and expenses excluding depreciation and accretion:
Affiliate	9,487	11,031	33,108	61,510
Third-party	13,539	9,487	33,027	27,740
Depreciation and accretion	5,684	5,295	16,687	15,736

Net income	$23,642	$32,007	$57,938	$90,681

Williams Partners’ interest — equity earnings	$23,642	$20,801	$57,938	$79,475

Discovery Producer Services LLC
     The summarized financial position and results of operations for 100% of Discovery are presented below (in thousands):

	September 30,	December 31,
	2009	2008
	(Unaudited)
Current assets	$53,467	$50,978
Non-current restricted cash and cash equivalents	—	3,470
Property, plant and equipment, net	367,448	370,482
Current liabilities	(25,409)	(45,234)
Non-current liabilities	(22,924)	(19,771)

Members’ capital	$372,582	$359,925

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited)
Revenues:
Affiliate	$36,030	$53,037	$75,121	$202,954
Third-party	14,016	8,243	33,646	28,365
Costs and expenses:
Affiliate	8,675	17,249	27,559	87,717
Third-party	22,946	30,224	61,343	93,403
Interest income	(5)	(143)	(27)	(593)
Other expense	—	208	168	67

Net income	$18,430	$13,742	$19,724	$50,725

Discovery investment income:
Williams Partners’ interest — equity earnings	$11,058	$8,244	$11,834	$30,435
Business interruption insurance proceeds	—	—	4,187	—

Discovery investment income	$11,058	$8,244	$16,021	$30,435

     In the second quarter of 2009, Discovery’s limited liability company agreement was amended to calculate available cash based on cash on hand at the end of the month preceding the end of each calendar quarter (e.g. May 31 for the second quarter) and to require distribution of available cash by the end of each calendar quarter. Prior to this amendment, Discovery calculated available cash based on cash on hand at the end of each calendar quarter and made the related distribution within 30 days of the end of each calendar quarter. The change in distribution timing will result in an extra distribution in 2009 to us from Discovery.
Note 6. Long-Term Debt and Credit Facilities
Long-Term Debt
     Long-term debt at September 30, 2009 and December 31, 2008 is as follows:

	Interest	September 30,	December 31,
	Rate	2009	2008
		(In millions)
Credit agreement term loan, adjustable rate, due 2012	(a )	$250	$250
Senior unsecured notes, fixed rate, due 2017	7.25%	600	600
Senior unsecured notes, fixed rate, due 2011	7.50%	150	150

Total Long-term debt		$1,000	$1,000

(a)	1.25% at September 30, 2009.
     Credit Facilities
     We have a $450.0 million senior unsecured credit agreement (Credit Agreement) with Citibank, N.A. as administrative agent, comprised initially of a $200.0 million revolving credit facility available for borrowings and letters of credit and a $250.0 million term loan. The parent company and certain affiliates of Lehman Brothers Commercial Bank, who is committed to fund up to $12.0 million of this credit facility, filed for bankruptcy in September 2008. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of the other participating banks remain in effect and are not impacted by this reduction. However, debt covenants may restrict the full use of the credit facility. We must repay borrowings under the Credit Agreement by December 11, 2012. At September 30, 2009, we had a $250.0 million term loan outstanding under the term loan provisions and no amounts outstanding under the revolving credit facility. As a result of the second-quarter 2009 Fitch Ratings downgrade of our senior unsecured debt rating from BB+ to BB, our applicable margin on the $250.0 million term loan increased 0.25% to 1.0% and the commitment fee on the unused capacity of our revolver increased 0.05% to 0.175%.
     The Credit Agreement contains various covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur indebtedness, grant certain liens supporting indebtedness, merge, consolidate, sell all or substantially all of our assets or make distributions or other payments other than distributions of available cash under certain conditions. Significant financial covenants under the Credit Agreement, including certain ratios calculated on a rolling four-quarter basis, include the following:
•	We are required to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1.00 as of the last day of any fiscal quarter. This ratio may be increased in the case of an acquisition of $50.0 million or more, in which case the ratio will be 5.50 to 1.00 for the fiscal quarter in which the acquisition occurs and three fiscal quarter-periods following such acquisition. At September 30, 2009, our ratio of consolidated indebtedness to consolidated EBITDA, as calculated under this covenant, of approximately 3.92 is in compliance with this covenant.
•	Our ratio of consolidated EBITDA to consolidated interest expense (each as defined in the Credit Agreement) must be not less than 2.75 to 1.00 as of the last day of any fiscal quarter, unless we obtain an investment grade rating from Standard and Poor’s Ratings Services or Moody’s Investors Service and the rating from the other agency is not less than Ba1 or BB+, as applicable. At September 30, 2009, our ratio of consolidated EBITDA to consolidated interest expense, as calculated under this covenant, of approximately 4.24 is in compliance with this covenant.
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
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital requirements. Borrowings under the credit facility mature June 20, 2010 with four one-year automatic extensions unless terminated by either party. We are required to and have reduced all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. We pay a commitment fee to Williams on the unused portion of the credit facility of 0.125% annually. Interest on borrowings under the facility will be calculated upon a periodic fixed rate equal to a base rate plus an applicable margin, or the Eurodollar rate plus an applicable margin. As of September 30, 2009, we had no outstanding borrowings under the working capital credit facility.
Note 7. Financial Instruments and Fair Value Measurements
Financial Instruments
     We used the following methods and assumptions to estimate the fair value of financial instruments.
     Cash and cash equivalents. The carrying amounts reported in the balance sheets approximate fair value due to the short-term maturity of these instruments.
     Long-term debt. The fair value of our publicly traded long-term debt is valued using indicative end-of-period traded bond market prices. We base the fair value of our private long-term debt on market rates and the prices of similar securities with similar terms and credit ratings. We consider our nonperformance risk in estimating fair value.
     Energy derivatives. We base the fair value of our swap agreements on prices of the underlying energy commodities over the contract life and contractual or notional volumes with the resulting expected future cash flows discounted to a present value using a risk-free market interest rate. Many contracts have bid and ask prices that can be observed in the market. Our policy is to use a mid-market price (the mid-point price between bid and ask prices) convention to value individual positions and then adjust on a portfolio level to a point within the bid and ask range that represents our best estimate of fair value. For offsetting positions by location, the mid-market price is used to measure both the long and short positions.
Carrying amounts and fair values of our financial instruments

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
Asset (Liability)	Amount	Value	Amount	Value
		(In thousands)
Cash and cash equivalents	$101,859	$101,859	$116,165	$116,165
Long-term debt	(1,000,000)	(993,987)	(1,000,000)	(825,289)
Energy derivative assets	566	566	—	—
Energy derivative liabilities	(103)	(103)	—	—
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
     The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis.

     Fair Value Measurements Using:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Energy derivatives	$—	$536	$30	$566
Liabilities:
Energy derivatives	$—	$8	$95	$103
     Energy derivatives include commodity-based contracts with Williams Gas Marketing, Inc. (WGM), a wholly-owned subsidiary of Williams, that resemble similar exchange-traded contracts and Over-the-Counter (OTC) contracts. Exchange-traded contracts could include futures, swaps and options. OTC contracts could include forwards, swaps and options.
      Contracts for which fair value can be estimated from executed transactions or broker quotes corroborated by other market data are generally classified within Level 2. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Our natural gas swaps are included in Level 2.
     Certain instruments trade in less active markets with lower availability of pricing information requiring valuation models using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. Our commodity-based NGL financial swap contracts are included in Level 3.
     The determination of fair value for our assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as collateral posted and letters of credit), and our nonperformance risk on our liabilities.
     The following table sets forth a reconciliation of changes in the fair value of net derivatives classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2009 and 2008.
Level 3 Fair Value Measurements Using Significant Unobservable Inputs
Three and Nine Months Ended September 30, 2009 and 2008
(In thousands)

	Net Derivative Asset (Liability)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$(3)	$(11,978)	$—	$(2,487)
Realized and unrealized gains (losses):
Included in net income	121	(5,095)	42	(6,711)
Included in other comprehensive income	(141)	15,253	(65)	6,139
Purchases, issuances, and settlements	(42)	5,458	(42)	6,697
Transfers in/(out) of Level 3	—	—	—	—

Ending balance	$(65)	$3,638	$(65)	$3,638

Unrealized gains (losses) included in net income relating to instruments still held at September 30	$—	$164	$—	$(14)

     Realized and unrealized gains (losses) included in net income are reported in revenues in our Consolidated Statements of Income.
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
     All of these derivatives utilized for risk management purposes have been designated as cash flow hedges. Our cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of location differences between the hedging derivative and the hedged item.

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in other comprehensive income and are reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period.
Volumes
     Our energy commodity derivatives are comprised of both contracts to purchase natural gas and contracts to sell NGLs at a fixed location price. The following table depicts the notional volumes in our commodity derivatives portfolio as of September 30, 2009.

	Period	Volumes
Designated as hedging instruments:
NGL sales — ethane (million gallons)	October—December 2009	11.3
NGL sales — normal butane (million gallons)	October—December 2009	1.6
NGL sales — isobutane (million gallons)	October—December 2009	1.0
NGL sales — natural gasoline (million gallons)	October—December 2009	1.0

Natural gas purchases (million British thermal units per day)	October—December 2009	7,000
Natural gas purchases (million British thermal units per day)	November—December 2009	5,000
Financial Statement Presentation
     The fair value of our energy commodity derivatives designated as hedging instruments is presented in our Consolidated Balance Sheet as Other current assets of $0.6 million and Other accrued liabilities of $0.1 million as of September 30, 2009. There are no derivatives recognized on the Consolidated Balance Sheet that have not been designated as hedging instruments. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements.
     The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges and recognized in accumulated other comprehensive income (AOCI) or revenues. There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2009	Classification
	(In thousands)
Net gain recognized in other comprehensive income (effective portion)	$393	$469	AOCI
Net gain reclassified from accumulated other comprehensive income into income (effective portion)	$5	$5	Revenues
Gain recognized in income (ineffective portion)	$—	$—
Other unrealized gain included in income	$—	$—
     Based on recorded values at September 30, 2009, $0.5 million of net gains will be reclassified into earnings within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2009. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements for the volumes associated with the underlying hedged transactions.
Credit-Risk-Related Features
     Our NGL financial swap contracts and our natural gas purchase contracts are with WGM. These agreements do not contain any provisions that require us to post collateral related to net liability positions.

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
     We have accrued liabilities totaling $1.4 million at September 30, 2009 for these environmental activities. It is reasonably possible that we will incur losses in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by governmental authorities, negotiations with the applicable agencies, and other factors.
     Environmental Matters-Conway. We are a participant in certain environmental remediation activities associated with soil and groundwater contamination at our Conway storage facilities. These activities relate to four projects that are in various remediation stages including assessment studies, cleanups and/or remedial operations and monitoring. We continue to coordinate with the Kansas Department of Health and Environment (KDHE) to develop screening, sampling, cleanup and monitoring programs. The costs of such activities will depend upon the program scope ultimately agreed to by the KDHE and are expected to be paid over the next two to six years. At September 30, 2009, we had accrued liabilities totaling $3.1 million for these costs. It is reasonably possible that we will incur costs in excess of our accrual for these matters. However, a reasonable estimate of such amounts cannot be determined at this time because actual costs incurred will depend on the actual number of contaminated sites identified, the amount and extent of contamination discovered, the final cleanup standards mandated by KDHE and other governmental authorities and other factors.
     Under an omnibus agreement with Williams entered into at the closing of our initial public offering, Williams agreed to indemnify us for certain Conway environmental remediation costs. At September 30, 2009, approximately $7.0 million remains available for future indemnification. Payments received under this indemnification are accounted for as a capital contribution to us by Williams as the costs are reimbursed.
     Will Price. In 2001, we were named, along with other subsidiaries of Williams, as defendants in a nationwide class action lawsuit in Kansas state court that had been pending against other defendants, generally pipeline and gathering companies, since 2000. The plaintiffs alleged that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs and sought an unspecified amount of damages. The defendants have opposed class certification, and on September 18, 2009, the court denied plaintiffs’ most recent motion to certify the class. On October 2, 2009, the plaintiffs filed a motion for reconsideration of the denial. We are awaiting a decision from the court. The amount of any possible liability cannot be reasonably estimated at this time.
     Grynberg. In 1998, the U.S. Department of Justice (DOJ) informed Williams that Jack Grynberg, an individual, had filed claims on behalf of himself and the federal government in the United States District Court for the District of Colorado under the False Claims Act against Williams, certain of its subsidiaries (including us) and approximately 300 other energy companies. The claims sought an unspecified amount of royalties allegedly not paid to the federal government, treble damages, a civil penalty, attorneys’ fees and costs. In 1999, the DOJ announced that it would not intervene in any of the Grynberg cases. Also in 1999, the Panel on Multi-District Litigation transferred all of these cases, including those filed against us, to the federal court in Wyoming for pre-trial purposes. The District Court dismissed all claims against Williams and its subsidiaries, including us. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’s dismissal. On October 5, 2009, the United States Supreme Court denied Grynberg’s petition for a writ of certiorari requesting review of the Tenth Circuit Court of Appeals ruling. This matter is concluded.

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

		Gathering &
	Gathering &	Processing -	NGL
	Processing - West	Gulf	Services	Total
		(In thousands)
Three Months Ended September 30, 2009:
Segment revenues	$109,843	$350	$14,960	$125,153
Costs and expenses:
Product cost and shrink replacement	28,059	—	1,944	30,003
Operating and maintenance expense	32,189	124	5,271	37,584
Depreciation, amortization and accretion	10,375	33	880	11,288
Direct general and administrative expense	2,348	—	860	3,208
Other, net	(2,968)	326	209	(2,433)

Segment operating income (loss)	39,840	(133)	5,796	45,503
Investment income	23,642	11,058	—	34,700

Segment profit	$63,482	$10,925	$5,796	$80,203

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$45,503
General and administrative expenses:
Allocated-affiliate				(8,459)
Third party-direct				(530)

Combined operating income				$36,514

Three Months Ended September 30, 2008:
Segment revenues	$155,217	$537	$19,959	$175,713
Costs and expenses:
Product cost and shrink replacement	53,902	—	3,847	57,749
Operating and maintenance expense	42,129	148	8,200	50,477
Depreciation, amortization and accretion	10,811	153	771	11,735
Direct general and administrative expense	2,188	—	631	2,819
Other, net	(3,703)	—	195	(3,508)

Segment operating income	49,890	236	6,315	56,441
Investment income	20,801	8,244	—	29,045

Segment profit	$70,691	$8,480	$6,315	$85,486

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$56,441
General and administrative expenses:
Allocated-affiliate				(7,908)
Third party-direct				(557)

Combined operating income				$47,976

		Gathering &
	Gathering &	Processing -	NGL
	Processing - West	Gulf	Services	Total
		(In thousands)
Nine Months Ended September 30, 2009:
Segment revenues	$292,285	$1,295	$43,368	$336,948
Costs and expenses:
Product cost and shrink replacement	65,574	—	5,129	70,703
Operating and maintenance expense	101,166	1,274	17,431	119,871
Depreciation, amortization and accretion	30,997	125	2,514	33,636
Direct general and administrative expense	6,809	—	2,380	9,189
Other, net	3,035	326	628	3,989

Segment operating income (loss)	84,704	(430)	15,286	99,560
Investment income	57,938	16,021	—	73,959

Segment profit	$142,642	$15,591	$15,286	$173,519

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$99,560
General and administrative expenses:
Allocated-affiliate				(26,276)
Third party-direct				(1,734)

Combined operating income				$71,550

Nine Months Ended September 30, 2008:
Segment revenues	$446,113	$1,650	$56,557	$504,320
Costs and expenses:
Product cost and shrink replacement	162,492	—	13,364	175,856
Operating and maintenance expense	119,699	1,191	23,203	144,093
Depreciation, amortization and accretion	31,246	457	2,260	33,963
Direct general and administrative expense	6,176	—	1,875	8,051
Other, net	(1,899)	—	585	(1,314)

Segment operating income	128,399	2	15,270	143,671
Investment income	79,475	30,435	—	109,910

Segment profit	$207,874	$30,437	$15,270	$253,581

Reconciliation to the Consolidated Statements of Income:
Segment operating income				$143,671
General and administrative expenses:
Allocated-affiliate				(25,416)
Third party-direct				(1,755)

Combined operating income				$116,500

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
Overview
     We are principally engaged in the business of gathering, transporting, processing and treating natural gas and fractionating and storing natural gas liquids (NGLs). We manage our business and analyze our results of operations on a segment basis. Our operations are divided into three business segments:
•	Gathering and Processing — West (West). Our West segment includes Four Corners and ownership interests in Wamsutter, consisting of (i) 100% of the Class A limited liability company membership interests and (ii) 68% of the Class C limited liability company membership interests (together, the Wamsutter Ownership Interests). We account for the Wamsutter Ownership Interests as an equity investment.

•	Gathering and Processing — Gulf (Gulf). Our Gulf segment includes (1) our 60% ownership interest in Discovery and (2) the Carbonate Trend gathering pipeline off the coast of Alabama. We account for our ownership interest in Discovery as an equity investment.

•	NGL Services. Our NGL Services segment includes three integrated NGL storage facilities and a 50% undivided interest in a fractionator near Conway, Kansas.
Executive Summary
     Our results for the third quarter of 2009 demonstrate significant continued improvement from difficult circumstances experienced during the last quarter of 2008 and the first half of 2009 when low NGL commodity prices and hurricane-related damages significantly decreased the profitability of our gathering and processing businesses. Net income for the third quarter of 2009 improved approximately 121% over the second quarter of 2009. As discussed further below, Williams, which owns our general-partner interest, continues to provide us with significant, additional support for 2009 which has assisted us in maintaining a higher level of cash retention and a stronger overall liquidity position. We maintained our third-quarter unitholder distribution at $0.635 per unit which equaled our first and second-quarter 2009 distribution.
Recent Events
     On June 3, 2009, a pipeline ruptured at our Ignacio gas processing plant. We expanded the scope of our investigation beyond the repair of the damaged pipes to ensure that other plant piping was appropriately inspected and repaired as necessary. During the outage, we re-routed approximately 250 MMcf/d of the plant’s normal gas throughput capacity to other facilities in the San Juan Basin. The plant was returned to service on June 19. We estimate the incident reduced second-quarter 2009 cash flows by approximately $7.0 million as a result of reduced NGL equity sales volumes of 5 million to 6 million gallons, reduced gathering volumes of 3 to 4 trillion British thermal units (TBtus) and estimated repair costs (including capital expenditures).
     In 2009, Williams waived the incentive distribution rights (IDRs) related to the 2009 distribution periods. These IDRs represent approximately $29.0 million, on an annual basis, at our current per-unit cash distribution level.
     In 2009, our omnibus agreement with Williams was amended to increase the aggregate amount of the credit we can receive related to certain general and administrative expenses for 2009. Consequently, for 2009, Williams will provide up to an additional $10.0 million credit, in addition to the $0.8 million annual credit previously provided under the original omnibus agreement, to the extent that 2009 general and administrative expenses excluded from segment profit exceed $36.0 million. We will record total general and administrative expenses (including those expenses that are subject to the credit by Williams) as an expense, and we will record any credits as capital contributions from Williams. Accordingly, our net income will not reflect the benefit of the credit received from Williams. However, the costs subject to this credit will be allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis will reflect the benefit of this credit. For the nine months ended September 30, 2009, the total additional general and administrative credit received from Williams was $1.0 million. No additional general and administrative credit was received during the third quarter.

Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended			Nine months ended
	September 30,		% Change from	September 30,		% Change from
	2009	2008	2008(1)	2009	2008	2008(1)
	(Thousands)			(Thousands)
Financial Results:
Revenues	$125,153	$175,713	-29%	$336,948	$504,320	-33%
Costs and expenses:
Product cost and shrink replacement	30,003	57,749	+48%	70,703	175,856	+60%
Operating and maintenance expense	37,584	50,477	+26%	119,871	144,093	+17%
Depreciation, amortization and accretion	11,288	11,735	+4%	33,636	33,963	+1%
General and administrative expense	12,197	11,284	-8%	37,199	35,222	-6%
Taxes other than income	2,586	2,314	-12%	7,347	6,986	-5%
Other income	(5,019)	(5,822)	-14%	(3,358)	(8,300)	-60%

Total costs and expenses	88,639	127,737	+31%	265,398	387,820	+32%

Operating income	36,514	47,976	-24%	71,550	116,500	-39%
Equity earnings — Wamsutter	23,642	20,801	+14%	57,938	79,475	-27%
Discovery investment income	11,058	8,244	+34%	16,021	30,435	-47%
Interest expense	(15,281)	(16,437)	+7%	(45,597)	(50,793)	+10%
Interest income	14	249	-94%	75	667	-89%

Net income	$55,947	$60,833	-8%	$99,987	$176,284	-43%

(1)	+ = Favorable Change; — = Unfavorable Change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Three months ended September 30, 2009 vs. three months ended September 30, 2008
     Revenues decreased $50.6 million, or 29%, due primarily to lower product sales in our West segment resulting from significantly lower average NGL sales prices and lower sales of NGLs on behalf of third-party producers, combined with lower revenues in our NGL Services segment.
     Product cost and shrink replacement decreased $27.7 million, or 48%, due primarily to lower product cost and shrink replacement in our West segment related primarily to decreased purchases of NGLs from third-party producers and lower average natural gas prices.
     Operating and maintenance expense decreased $12.9 million, or 26%, due primarily to lower system and imbalance losses in our West segment, combined with lower fractionation fuel cost and favorable system gains in our NGL Services segment.
     Other income includes involuntary conversion gains of $5.0 million and $6.0 million in 2009 and 2008, respectively, related to the November 2007 Ignacio plant fire in our West segment.
     Operating income decreased $11.5 million, or 24%, due primarily to substantially lower average per-unit NGL sales margins in our West segment, partially offset by decreases in operating and maintenance expense in the West and NGL Services segments.
     Equity earnings from Wamsutter increased $2.8 million, or 14%, due to a higher allocation of Wamsutter’s net income to us in 2009, which offset an $8.4 million decrease in Wamsutter’s total net income. As described in Note 5 of our Notes to Consolidated Financial Statements, Wamsutter’s net income is allocated based upon the allocation, distribution, and liquidation provisions of its limited liability company (LLC) agreement. For the third quarter of 2008, this allocation resulted in an $11.2 million allocation of Wamsutter’s net income to the Class C interest not owned by us.

     Discovery investment income increased $2.8 million, or 34%, due primarily to lower operating and maintenance expense and higher transportation and gathering revenue. Third quarter 2008 was negatively impacted by hurricane-related damages and downtime. These increases were partially offset by lower NGL sales margins resulting from sharply lower average per-unit margins on higher volumes, higher general and administrative expense and higher depreciation and accretion expense.
     Interest expense decreased $1.2 million, or 7%, due primarily to the lower interest rate on our $250.0 million floating-rate term loan.
Nine months ended September 30, 2009 vs. nine months ended September 30, 2008
     Revenues decreased $167.4 million, or 33%, due primarily to lower product sales in our West segment resulting from significantly lower average NGL sales prices and lower sales of NGLs on behalf of third-party producers.
     Product cost and shrink replacement decreased $105.2 million, or 60%, due primarily to lower product cost and shrink replacement in our West segment related primarily to decreased purchases of NGLs from third-party producers and lower average natural gas prices.
     Operating and maintenance expense decreased $24.2 million, or 17%, due primarily to lower system and imbalance losses in our West segment and lower fractionation fuel costs in our NGL Services segment.
     Other income decreased $4.9 million, or 60%, due primarily to lower involuntary conversion gains related to the November 2007 Ignacio plant fire in our West segment.
     Operating income decreased $44.9 million, or 39%, due primarily to substantially lower average per-unit NGL sales margins and unfavorable changes in other income in our West segment, partially offset by lower operating and maintenance expense in both our West and NGL Services segments.
     Equity earnings from Wamsutter decreased $21.5 million, or 27%, due primarily to lower per-unit NGL sales margins, partially offset by a higher percentage allocation of Wamsutter’s net income in 2009.
     Discovery investment income decreased $14.4 million, or 47%, due primarily to lower NGL sales margins resulting from sharply lower average per-unit margins and lower volumes, combined with unfavorable other (income) expense, net and lower fractionation revenue. These decreases were partially offset by higher gathering and transportation revenue, lower operating and maintenance expense, lower depreciation and accretion expense and hurricane-related proceeds received in 2009 under our Discovery business interruption policy.
     Interest expense decreased $5.2 million, or 10%, due primarily to the lower interest rate on our $250.0 million floating-rate term loan.

Results of operations — Gathering and Processing — West
     The Gathering and Processing — West segment includes our Four Corners natural gas gathering, processing and treating assets and our Wamsutter Ownership Interests.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Revenues	$109,843	$155,217	$292,285	$446,113
Costs and expenses, including interest:
Product cost and shrink replacement	28,059	53,902	65,574	162,492
Operating and maintenance expense	32,189	42,129	101,166	119,699
Depreciation, amortization and accretion	10,375	10,811	30,997	31,246
General and administrative expense — direct	2,348	2,188	6,809	6,176
Taxes other than income	2,375	2,119	6,714	6,400
Other income	(5,343)	(5,822)	(3,679)	(8,299)

Total costs and expenses, including interest	70,003	105,327	207,581	317,714

Segment operating income	39,840	49,890	84,704	128,399
Equity earnings — Wamsutter	23,642	20,801	57,938	79,475

Segment profit	$63,482	$70,691	$142,642	$207,874

Four Corners

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating Statistics:
Gathering volumes (billion British thermal units per day (BBtu/d))	1,377	1,406	1,351	1,377
Plant inlet natural gas volumes (BBtu/d)	653	681	620	636
NGL equity sales (million gallons)	44	43	122	122
NGL margin ($/gallon)	$0.46	$0.88	$0.39	$0.80
NGL production (million gallons)	143	134	389	386
Three months ended September 30, 2009 vs. three months ended September 30, 2008
     Four Corners’ segment operating income decreased $10.1 million, or 20%, due primarily to $17.8 million lower NGL sales margins resulting primarily from a 48% decrease in average per-unit NGL margins and $1.3 million lower condensate and liquefied natural gas (LNG) margins, partially offset by $9.9 million lower operating and maintenance expense. A more detailed analysis of the components of the change in segment operating income is below.
     Revenues decreased $45.4 million, or 29%, due primarily to lower product sales revenue due primarily to:
•	$30.4 million related to a 52% decrease in average NGL sales prices realized on sales of NGLs which we received under keep-whole and percent-of-liquids processing contracts (NGL equity sales). This decrease resulted from general decreases in market prices for these commodities between the two periods;

•	$12.4 million lower sales of NGLs on behalf of third-party producers. Under these arrangements, we purchase the NGLs from the third-party producers and sell them to an affiliate. This decrease was related to general decreases in market prices and slightly lower volumes purchased and is offset by lower associated product costs of $12.5 million discussed below; and

•	$3.1 million lower condensate and LNG sales from decreased average per-unit prices.
     Product cost and shrink replacement decreased $25.8 million, or 48%, due primarily to:
•	$12.5 million decrease from third-party producers who have us purchase their NGLs, which was offset by the corresponding decrease in product sales discussed above;

•	$11.0 million decrease from 58% lower average natural gas prices; and

•	$1.8 million decrease in condensate and LNG related product cost.
     Operating and maintenance expense decreased $9.9 million, or 24%, due primarily to $7.4 million lower system and imbalance losses resulting primarily from lower volumetric losses and favorable natural gas price changes in system imbalances, combined with $2.4 million lower unreimbursed gathering fuel costs resulting primarily from lower natural gas prices.
     Other income includes involuntary conversion gains of $5.0 million and $6.0 million in 2009 and 2008, respectively, related to the November 2007 Ignacio plant fire.
Nine months ended September 30, 2009 vs. nine months ended September 30, 2008
     Four Corners’ segment operating income decreased $43.7 million, or 34%, due primarily to $49.8 million lower NGL sales margins resulting primarily from a 51% decrease in average per-unit NGL margins, $6.7 million lower condensate and LNG sales margins and $5.2 million lower involuntary conversion gains related to the 2007 Ignacio plant fire. These decreases were partially offset by $18.5 million lower operating and maintenance expense. A more detailed analysis of the components of the change in segment operating income is below.
     Revenues decreased $153.8 million, or 34%, due primarily to the following lower product sales:
•	$88.6 million related to a 56% decrease in average NGL sales prices realized on sales of NGLs which we received under keep-whole and percent-of-liquids processing contracts (NGL equity sales). This decrease resulted from general decreases in market prices for these commodities between the two periods;

•	$50.2 million lower sales of NGLs on behalf of third-party producers. Under these arrangements, we purchase the NGLs from the third-party producers and sell them to an affiliate. This decrease was related to general decreases in market prices and lower volumes and is offset by lower associated product costs of $50.1 million discussed below; and

•	$14.5 million lower condensate and LNG sales resulting from decreased average per-unit prices and lower LNG volumes.
     Product cost and shrink replacement decreased $96.9 million, or 60%, due primarily to:
•	$50.1 million decrease from third-party producers who have us purchase their NGLs, which was offset by the corresponding decrease in product sales discussed above;

•	$35.9 million decrease from 62% lower average natural gas prices; and

•	$7.9 million decrease in condensate and LNG-related product cost.
     Operating and maintenance expense decreased $18.5 million, or 15%, due primarily to $18.3 million lower system and imbalance volume losses and $7.4 million lower unreimbursed gathering fuel costs. Both imbalance losses and unreimbursed gathering fuel costs were favorably impacted by lower natural gas costs. While our system losses are generally an unpredictable component of our operating costs, they can be higher during periods of prolonged, severe winter weather, such as those we experienced during January and February of 2008. Additionally, operational inefficiencies caused by the fire at the Ignacio plant impacted our system losses in 2008. These decreases in expense were partially offset by higher right-of-way costs, increased labor costs and 2009 Ignacio pipeline rupture repair costs.
     Other income decreased $4.6 million, or 56%, due primarily to $5.2 million lower involuntary conversion gains in 2009 related to the November 2007 Ignacio plant fire.
Outlook for the remainder of 2009
•	NGL and natural gas commodity prices. NGL, crude and natural gas prices are highly volatile. NGL price changes have historically tracked with changes in the price of crude oil. We expect per-unit NGL margins in the fourth quarter of 2009 to approximate our third-quarter per-unit NGL margins. Please see the Commodity Derivatives table below for information about our current energy commodity derivative portfolio.
•	Future demand for NGL products. Margins in our NGL business are highly dependent upon continued demand within the global economy. NGL products are currently the preferred feedstock for ethylene and propylene production, which are the building blocks of polyethylene or plastics. Although forecasted domestic and global demand for polyethylene has been impacted by the current weakness in the global economy, propylene and ethylene production processes have increasingly shifted from the more expensive crude-based feedstocks to NGL-based feedstocks. Bolstered by abundant long-term natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

•	Gathering and plant inlet volumes. We expect that our fourth-quarter 2009 average gathering and plant inlet volumes will approximate the third-quarter 2009 levels.

•	Assets on Jicarilla land. We concluded our negotiations with the Jicarilla Apache Nation (JAN) during February 2009 with the execution of a 20-year right-of-way agreement. We expect our total-year 2009 right-of-way expense to be approximately $9.2 million, which is significantly higher than the total-year 2008 cost of $3.5 million for our special business licenses with the JAN. Our year-to-date September 2009 Jicarilla right-of-way expense was $6.4 million.
Commodity Derivatives
     The following table presents our Four Corners energy commodity derivatives including derivatives entered into as of September 30, 2009.

		Volumes	Average
	Period	Hedged	Price/Unit
Designated as hedging instruments:
NGL sales — ethane (million gallons)	October — December, 2009	11.3	$0.513/gallon
NGL sales — normal butane (million gallons)	October — December, 2009	1.6	$1.175 gallon
NGL sales — isobutane (million gallons)	October — December, 2009	1.0	$1.190/gallon
NGL sales — natural gasoline (million gallons)	October — December, 2009	1.0	$1.404/gallon
Natural gas purchases (million British thermal units per day (MMBtu/d))	October — December, 2009	7,000	$3.677/MMBtu
Natural gas purchases (million British thermal units per day (MMBtu/d))	November — December, 2009	5,000	$4.655/MMBtu
     The combined impact of these energy commodity derivatives will provide a margin of $0.1867/gallon on 11.3 million gallons of hedged ethane sales and $0.7155/gallon on 3.6 million gallons of hedged non-ethane sales as listed above.
Wamsutter
     Wamsutter is accounted for using the equity method of accounting. As such, our interest in Wamsutter’s net operating results is reflected as equity earnings in our Consolidated Statements of Income. The following discussion addresses in greater detail the results of operations for 100% of Wamsutter. Please read Note 5 Equity Investments of our Notes to Consolidated Financial Statements for a discussion of how Wamsutter allocates its net income between its member owners, including us.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Revenues	$52,352	$57,820	$140,760	$195,667
Costs and expenses, including interest:
Product cost and shrink replacement	15,655	15,536	37,993	67,992
Operating and maintenance expense	3,096	1,357	15,459	10,408
Depreciation and accretion	5,684	5,295	16,687	15,736
General and administrative expense	3,848	3,198	11,246	10,037
Taxes other than income	505	501	1,524	1,404
Other income	(78)	(74)	(87)	(591)

Total costs and expenses	28,710	25,813	82,822	104,986

Net income	$23,642	$32,007	$57,938	$90,681

Williams Partners’ interest — equity earnings per our Consolidated Statements of Income	$23,642	$20,801	$57,938	$79,475

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating Statistics:
Gathering volumes (BBtu/d)	543	506	541	487
Plant inlet natural gas volumes (BBtu/d)	412	393	423	408
NGL equity sales (million gallons)	37	30	108	107
NGL margin ($/gallon)	$0.43	$0.77	$0.36	$0.65
NGL production (million gallons)	114	97	328	317
Three months ended September 30, 2009 vs. three months ended September 30, 2008
     Wamsutter’s net income decreased $8.4 million, or 26%, due primarily to $12.8 million from lower per-unit NGL sales margins and $1.7 million higher operating and maintenance expense, partially offset by $5.7 million from higher NGL sales volumes.
     Revenues decreased $5.5 million, or 9%, due primarily to $7.1 million lower product sales, partially offset by $2.6 million higher fee-based gathering and processing revenue.
     Product sales revenues decreased $7.1 million, or 18%, due primarily to $23.2 million related to a 49% decrease in average NGL sales prices realized on sales of NGLs which Wamsutter received under keep-whole processing contracts, partially offset by $9.4 million related to an increase in NGL volumes and $6.8 million higher sales of NGLs on behalf of third-party producers. Under these arrangements, Wamsutter purchases NGLs from the third-party producer and sells them to an affiliate. This increase is offset by higher associated product costs of $6.8 million discussed below.
     Gathering and processing fee-based revenues increased $2.6 million, or 15%, due primarily to a 9% increase in the average fee received for these services and a 6% increase in volumes. The average fee increased as a result of negotiated increases in gathering fees and fixed annual percentage or inflation-sensitive contractual escalation clauses.
     Product cost and shrink replacement was relatively flat due to $9.3 million from lower natural gas prices which was more than offset by $6.8 million higher product cost related to higher sales of NGLs on behalf of third-party producers and $2.6 million related to a 17% increase in volumetric shrink requirements associated with higher volumes processed under Wamsutter’s keep-whole processing contracts.
     Operating and maintenance expense increased $1.7 million, or 128%, due primarily to $2.5 million lower system gains related to lower natural gas prices. System gains are an unpredictable component of our operating costs.
Nine months ended September 30, 2009 vs. nine months ended September 30, 2008
     Wamsutter’s net income decreased $32.7 million, or 36%, due primarily to $31.1 million lower NGL sales margins resulting primarily from sharply decreased per-unit NGL margins.

     Revenues decreased $54.9 million, or 28%, due primarily to $61.8 million lower product sales, partially offset by $9.3 million higher fee-based gathering and processing revenue.
     Product sales revenues decreased $61.8 million, or 45%, due primarily to:
•	$70.9 million related to a 53% decrease in average NGL sales prices realized on sales of NGLs which Wamsutter received under keep-whole processing contracts. This decrease resulted from general decreases in market prices for these commodities between the two periods.

•	$3.1 million related to favorable adjustments to the margin-sharing provisions of one of Wamsutter’s significant contracts in the first quarter of 2008.
     These product sales decreases were partially offset by $11.7 million higher sales of NGLs on behalf of third-party producers. This increase is offset by higher associated product costs of $11.7 million discussed below.
     Gathering and processing fee-based revenues increased $9.3 million, or 18%, due to a 10% increase in average volumes and an 8% increase in the average fee received for these services. The increase in average volumes was due primarily to new wells connected in 2009 and production problems in 2008 caused by severe winter weather conditions. The average fee increased as a result of negotiated increases in gathering fees and fixed annual percentage or inflation-sensitive contractual escalation clauses.
     Product cost and shrink replacement decreased $30 million, or 44%, due primarily to:
•	$39.7 million decrease from 61% lower average natural gas prices; and

•	$1.9 million decrease from 3% lower volumetric shrink requirements due to lower volumes processed under Wamsutter’s keep-whole processing contracts.
     These decreases were partially offset by $11.7 million higher product cost related to sales of NGLs on behalf of third-party producers as discussed above.
     Operating and maintenance expense increased $5.1 million, or 49%, due primarily to $7.0 million lower system gains related to lower natural gas prices. System gains are an unpredictable component of our operating costs.
Outlook for the remainder of 2009
•	NGL margins. NGL, crude and natural gas prices are highly volatile. NGL price changes have historically tracked with changes in the price of crude oil. Wamsutter expects fourth-quarter 2009 average per-unit NGL margins to approximate its third-quarter average per-unit NGL margins. Please see the Commodity Derivatives table below for information about Wamsutter’s current energy commodity derivative portfolio.

•	Future demand for NGL products. Margins in Wamsutter’s NGL business are highly dependent upon continued demand within the global economy. NGL products are currently the preferred feedstock for ethylene and propylene production, which are the building blocks of polyethylene or plastics. Although forecasted domestic and global demand for polyethylene has been impacted by the current weakness in the global economy, propylene and ethylene production processes have increasingly shifted from the more expensive crude-based feedstocks to NGL-based feedstocks. Bolstered by abundant long-term natural gas supplies, Wamsutter expects to benefit from these dynamics in the broader global petrochemical markets.

•	Gathering and plant inlet volumes. Wamsutter expects average gathering and plant inlet volumes for the fourth quarter of 2009 will be slightly higher than the third-quarter 2009 levels.

Commodity Derivatives
     The following table presents Wamsutter related energy commodity derivatives as of September 30, 2009.

		Volumes	Average
	Period	Hedged	Price/Unit
Designated as hedging instruments:
NGL sales — ethane (million gallons)	October — December, 2009	7.4	$0.480
Natural gas purchases (million British thermal units per day (MMBtu/d))	October — December, 2009	5,000	$3.480
     The combined impact of these energy commodity derivatives will provide a hedged margin of $0.1777/gallon on 7.4 million gallons of ethane sales.
Results of Operations — Gathering and Processing — Gulf
     The Gulf segment includes the Carbonate Trend gathering pipeline and our 60% ownership interest in Discovery.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Segment revenues	$350	$537	$1,295	$1,650
Costs and expenses:
Operating and maintenance expense	124	148	1,274	1,191
Depreciation	33	153	125	457
Other expense, net	326	—	326	—

Total costs and expenses	483	301	1,725	1,648

Segment operating income (loss)	(133)	236	(430)	2
Discovery investment income	11,058	8,244	16,021	30,435

Segment profit	$10,925	$8,480	$15,591	$30,437

Carbonate Trend
     Segment operating income (loss) remained essentially unchanged from 2008.

Discovery Producer Services — 100%

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Revenues	$50,046	$61,280	$108,767	$231,319
Costs and expenses, including interest:
Product cost and shrink replacement	21,729	35,491	50,050	139,090
Operating and maintenance expense	3,000	8,079	18,050	23,498
Depreciation and accretion	5,005	3,726	13,699	17,511
General and administrative expense	1,500	(125)	4,500	3,375
Interest income	(5)	(143)	(27)	(593)
Other (income) expense, net	387	510	2,771	(2,287)

Total costs and expenses, including interest	31,616	47,538	89,043	180,594

Net income	$18,430	$13,742	$19,724	$50,725

Williams Partners’ interest — equity earnings	$11,058	$8,244	$11,834	$30,435
Business interruption proceeds	—	—	4,187	—

Discovery investment income	$11,058	$8,244	$16,021	$30,435

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating Statistics:
Plant inlet natural gas volumes (BBtu/d)	569	378	455	539
Gross processing margin ($/MMBtu)	$0.30	$0.48	$0.22	$0.42
NGL equity sales (million gallons)	30	21	67	81
NGL production (million gallons)	79	43	165	171
Three months ended September 30, 2009 vs. three months ended September 30, 2008
     Net income increased $4.7 million, or 34%, due primarily to $5.1 million lower operating and maintenance expense and $4.9 million higher transportation and gathering revenue. These decreases were partially offset by $2.0 million lower NGL sales margins resulting from sharply lower average per-unit margins on higher volumes, higher general and administrative expense and higher depreciation and accretion expense. A more detailed analysis of the components of the change in net income is below.
     Revenues decreased $11.2 million, or 18%, due primarily to $17.1 million lower product sales primarily from lower average per-unit NGL prices on higher NGL sales volumes. In September 2008, Discovery was impacted by Hurricanes Ike and Gustav, which resulted in significantly lower 2008 NGL equity sales volumes. These decreases were partially offset by $4.9 million higher transportation and gathering revenues due primarily to higher transportation and gathering volumes including the new Tahiti volumes, higher transportation rates impacted favorably by the hurricane mitigation recovery surcharge and higher gathering rates.
     Product cost and shrink replacement decreased $13.8 million, or 39%, due primarily to lower prices for natural gas purchased for shrink replacement.
     Operating and maintenance expense decreased $5.1 million, or 63%, due primarily to favorable system gains and lower fuel costs.
     Depreciation and accretion increased $1.3 million, or 34%, due primarily to the Tahiti assets being put into service in 2009.
     General and administrative expense increased $1.6 million due primarily to a third-quarter 2008 true-up following the finalization of negotiations between Discovery and Williams for the cost of management services provided by Williams to Discovery.
Nine months ended September 30, 2009 vs. nine months ended September 30, 2008
     Net income decreased $31.0 million, or 61%, due primarily to $37.0 million lower NGL sales margins resulting from sharply lower average per-unit margins and lower volumes of NGL equity sales, combined with a $5.1 million unfavorable change in other (income) expense, net. These decreases were partially offset by $6.6 million higher gathering and transportation revenue, $5.4 million lower operating and maintenance expense and $3.8 million lower depreciation and accretion expense. A more detailed analysis of the components of the change in net income is below.
     Revenues decreased $122.6 million, or 53%, due primarily to $127.0 million lower product sales resulting from lower NGL sales volumes sold on behalf of third-party producers and lower NGL equity volumes received as compensation from gas processed under keep-whole and percent-of-liquids arrangements. NGL equity volumes declined due primarily to the 2008 hurricane damages and the June 2008 expiration of the TETCO processing arrangement. Additionally, average per-unit prices on NGL equity sales decreased as a result of general decreases in market prices for these commodities between the two periods. These decreases were partially offset by $6.6 million higher gathering and transportation revenue resulting primarily from higher rates. Discovery began receiving volumes from the Tahiti spar in the second quarter of 2009.
     Product cost and shrink replacement decreased $89.0 million, or 64%, due primarily to a decrease in the related NGL sales on behalf of third-party producers discussed above, combined with lower prices for natural gas purchased for shrink replacement.
     Operating and maintenance expense decreased $5.4 million, or 23%, due primarily to lower fuel costs resulting from lower prices for natural gas and favorable system gains, partially offset by higher maintenance costs.
     Depreciation and accretion decreased $3.8 million, or 22%, due primarily to a 2008 change in the estimated remaining useful lives of the Larose processing plant and the regulated pipeline and gathering system, slightly offset by the impact of the Tahiti assets placed into service in 2009.
     Other (income) expense, net changed unfavorably by $5.1 million due to the absence of a 2008 $3.5 million favorable one-time adjustment for a Federal Energy Regulatory Commission (FERC) settlement, combined with higher property taxes in 2009 following the end of a tax abatement period.
Outlook for the remainder of 2009
•	Gross processing margins. NGL, crude and natural gas prices are highly volatile. NGL price changes have historically tracked with changes in the price of crude oil. Discovery expects the gross processing margins for the fourth quarter of 2009 to approximate its third-quarter 2009 margins.

•	Plant inlet volumes. Discovery’s Larose gas processing plant is currently processing approximately 590 BBtu/d from all sources and Discovery expects this volume to decrease to approximately 540 BBtu/d through the fourth quarter of 2009 primarily due to operational issues.

•	Other new supplies. During the fourth quarter, Discovery expects to begin receiving approximately 40 BBtu/d of new gas production from the Daniel Boone and Gomez prospects.

•	Insurance coverage. Discovery’s previous property damage insurance policies expired in June 2009. The availability of named windstorm insurance has been significantly reduced as a result of higher industry-wide damage claims in past years. Additionally, the named windstorm insurance that is available comes at significantly higher premium amounts, higher deductibles and lower coverage limits. Consequently, Discovery elected to not purchase offshore named windstorm coverage for the 2009-2010 insurance year. Despite excluding this coverage, total property damage insurance premiums for the 2009 — 2010 insurance year remained essentially unchanged from the prior year as a result of other premium increases. Additionally, under the new policies, certain deductibles are higher and certain coverage limits are lower than under the previous policies.

Results of Operations — NGL Services
     The NGL Services segment includes our three NGL storage facilities near Conway, Kansas and our undivided 50% interest in the Conway fractionator.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands)
Financial Results:
Segment revenues	$14,960	$19,959	$43,368	$56,557
Costs and expenses:
Product cost	1,944	3,847	5,129	13,364
Operating and maintenance expense	5,271	8,200	17,431	23,203
Depreciation and accretion	880	771	2,514	2,260
General and administrative expense — direct	860	631	2,380	1,875
Other expense	209	195	628	585

Total costs and expenses	9,164	13,644	28,082	41,287

Segment profit	$5,796	$6,315	$15,286	$15,270

Operating Statistics:
Conway storage revenues	$8,531	$8,264	$24,993	$22,699
Conway fractionation volumes (barrels per day (bpd)) — our 50%	36,916	43,829	38,109	38,388
Three months ended September 30, 2009 vs. three months ended September 30, 2008
     NGL Services’ segment profit decreased $0.5 million, or 8%. A more detailed analysis of the components of the change in segment profit is below.
     Segment revenues decreased $5.0 million, or 25%, due primarily to lower fractionation and product sales revenues. The significant components of the revenue fluctuations are addressed more fully below.
•	Product sales decreased $1.7 million due to a 53% decrease in average price per barrel, partially offset by higher sales volumes. The decrease in product sales revenue was offset by the related decrease in product cost discussed below.

•	Fractionation revenues decreased $3.1 million due primarily to a 49% decrease in average fractionation price per barrel on lower volumes. The decrease in the average fractionation price per barrel results from the decline in natural gas prices.
     Product cost decreased $1.9 million, or 49%, due to the sharply lower product prices, partially offset by higher sales volumes discussed above.
     Operating and maintenance expense decreased $2.9 million, or 36%, due primarily to $2.4 million lower fractionation fuel costs resulting from sharply lower natural gas prices and $1.3 million favorable system gains.
Nine months ended September 30, 2009 vs. nine months ended September 30, 2008
     NGL Services’ segment profit remained essentially unchanged. A more detailed analysis of the components of segment profit is below.
     Segment revenues decreased $13.2 million, or 23%, due primarily to lower product sales, fractionation and other fee revenues, partially offset by higher storage revenues. The significant components of the revenue fluctuations are addressed more fully below.
•	Product sales decreased $8.1 million due to a 41% decrease in average price per barrel. The decrease in product sales revenue was offset by the related decrease in product cost discussed below.

•	Fractionation revenues decreased $6.0 million due primarily to a 44% decrease in average fractionation price per barrel. The decrease in the average fractionation price per barrel results from the decline in natural gas prices.

•	Other fee revenues decreased $1.4 million due primarily to a decrease in customer fees to upgrade butane.

•	Storage revenues increased $2.3 million, or 10%, due primarily to higher new storage leases and overstorage revenue.
     Product cost decreased $8.2 million, or 62%, due to the lower product prices discussed above.
     Operating and maintenance expense decreased $5.8 million, or 25%, due primarily to $6.4 million lower fractionation fuel costs resulting from sharply lower natural gas prices.
Outlook for the remainder of 2009
•	Conway storage is sold out for the remainder of the 2009 season; however, incremental revenue opportunities will be evaluated as physical inventories and facility logistics continue to evolve.

•	We continue to perform a large number of storage cavern workovers and wellhead modifications to comply with Kansas Department of Health and Environment regulatory requirements. We expect outside service costs to continue at current levels throughout 2009 to ensure that we meet the regulatory compliance requirements.
Financial Condition and Liquidity
     Operating results and cash flows for 2009 have been sharply reduced from 2008 levels due to the impact of lower NGL margins during the year. However, we have no debt maturities until 2011, and as of September 30, 2009, we have approximately $101.9 million of cash and cash equivalents and $208.0 million of available capacity under our credit facilities. The availability of the capacity under the credit facilities may be restricted under certain circumstances as discussed below under “ — Credit Facilities.” We believe we have the financial resources and liquidity necessary to meet requirements for working capital, capital and investment expenditures, debt service and quarterly cash distributions.
     We anticipate our sources of liquidity will include:
•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from Wamsutter and Discovery;

•	Insurance recoveries;

•	Capital contributions from Williams pursuant to the omnibus agreement; and

•	Use of credit facilities, as needed and available.
     We anticipate our more significant uses of cash to be:
•	Maintenance and expansion capital expenditures for our Four Corners and Conway assets;

•	Contributions we must make to Wamsutter LLC to fund certain of its expansion capital expenditures as defined by Wamsutter’s LLC agreement;

•	Interest on our long-term debt; and

•	Quarterly distributions to our unitholders and/or general partner.
     Additionally, we continue to evaluate value-adding growth opportunities in a prudent manner.

     Available Liquidity at September 30, 2009 (in millions):

Cash and cash equivalents	$101.9
Available capacity under our $450 million five-year senior unsecured credit facility(1)	188.0
Available capacity under our $20 million revolving credit facility with Williams as lender	20.0

Total	$309.9

(1)	The original amount has been reduced by $12.0 million due to the bankruptcy of the parent company and certain affiliates of Lehman Brothers Commercial Bank (Lehman). See Note 6, Long-Term Debt and Credit Facilities, of our Notes to Consolidated Financial Statements. The committed amounts of other participating banks remain in effect and are not impacted by this reduction. Additionally, availability of our capacity under this credit facility in future periods could be constrained by compliance with required covenants.
     These liquidity sources and cash requirements are discussed in greater detail below.
Shelf Registration
     Our shelf registration expired in October 2009. On October 28, 2009, we filed a new shelf registration statement as a well-known seasoned issuer that allows us to issue an unlimited amount of registered debt and limited partnership unit securities.
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

	Total Distribution	Our Share
Date of Distribution	to Members	Class A	Class C	Other Class C
3/30/09	$13,500	$13,500	$—	$—
6/30/09	17,500	17,500	—	—
9/30/09	24,000	21,625	1,595	780

Total	$55,000	$52,625	$1,595	$780

     The Wamsutter LLC agreement provides that to the extent at the end of the fourth quarter of a distribution year, the Class A member has received less than $70.0 million, the Class C members will be required to repay any distributions received in that distribution year such that the Class A member receives $70.0 million for that distribution year. Thus, our Class A membership interest will ultimately receive the first $70.0 million of cash for any distribution year. The September 30, 2009 cash distribution shown above includes $4.0 million paid to the Class A member related to the March 30, 2009 Class A distribution shortfall. The $4.0 million is calculated based on the difference between the $13.5 million distribution and the $17.5 million quarterly threshold. Additionally, during the first, second and third quarters of 2009, Williams paid Wamsutter and Wamsutter paid us $2.1 million, $2.5 million and $2.4 million, respectively, in transition support payments related to the amount by which Wamsutter’s general and administrative expenses exceeded a contractually-defined spending cap.
Discovery Distributions
     Discovery expects to make quarterly distributions of available cash to its members pursuant to the terms of its LLC agreement. As a result of disruptions and damage from Hurricanes Gustav and Ike, Discovery did not make a distribution for the fourth quarter of 2008 in January 2009. Discovery also did not make a distribution for the first quarter of 2009 in April 2009 as a result of sharply lower NGL margins and reduced volumes following the 2008 hurricane damage to the gathering system.
     In the second quarter of 2009, Discovery’s LLC agreement was amended to calculate available cash based on cash on hand at the end of the month preceding the end of each calendar quarter (e.g. May 31 for the second quarter) and to require distribution of available cash by the end of each calendar quarter. Prior to this amendment, Discovery calculated available cash based on cash on hand at the end of each calendar quarter and made the related distribution within 30 days of the end of each calendar quarter. The change in distribution timing will result in an extra distribution in 2009 to us from Discovery. We received a June 2009 and September

2009 distribution noted in the table below for the second quarter and third quarter, respectively, and expect to receive a distribution in December 2009 for the fourth quarter.

	Total Distribution to
Date of Distribution	Members	Our 60% Share
	(Thousands)
6/30/09	$5,900	$3,540
9/30/09	18,500	11,100

Total	$24,400	$14,640

Insurance Recoveries
     On November 28, 2007, the Ignacio gas processing plant sustained significant damages from a fire. The estimated total cost for fire-related repairs is approximately $37.0 million, including $36.0 million in potentially reimbursable expenditures in excess of the insurance deductible. Of this amount, $28.8 million has been incurred through September 30, 2009. We are funding these repairs with cash flows from operations, are seeking reimbursement from our insurance carrier and have received $29.8 million of insurance proceeds to date. Future property damage insurance proceeds will relate to the replacement of capital assets destroyed by the fire. Since the destroyed assets have been fully written off, these proceeds will result in additional involuntary conversion gains.
     On September 13, 2008, Hurricane Ike hit the Gulf Coast area, and Discovery’s offshore gathering system sustained damage. The repair of the gathering system has been completed and the total repair cost incurred through September 30, 2009 was approximately $59.5 million, including $51.1 million in potentially reimbursable expenditures in excess of the insurance deductible. Discovery funded the $6.4 million deductible with cash on hand and filed for and received a prepayment of $38.7 million from the insurance provider. In April 2009, we contributed $6.3 million for our portion of Discovery’s cash call to partners for repair costs in excess of the deductible, net of insurance prepayments. When Discovery receives the remaining insurance proceeds, we expect it to make special distributions back to its members. Discovery does not anticipate any further need for cash calls to fund hurricane repair costs.
Omnibus Agreement with Williams
     In 2009, our omnibus agreement with Williams was amended to increase the aggregate amount of the credit we can receive related to certain general and administrative expenses for 2009. Consequently, for 2009, Williams will provide up to an additional $10.0 million credit, in addition to the $0.8 million annual credit previously provided under the original omnibus agreement, to the extent that 2009 general and administrative expenses excluded from segment profit exceed $36.0 million. We will record total general and administrative expenses (including those expenses that are subject to the credit by Williams) as an expense, and we will record any credits as capital contributions from Williams. Accordingly, our net income will not reflect the benefit of the credit received from Williams. However, the costs subject to this credit will be allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis will reflect the benefit of this credit. Total credits received to date are $1.0 million.
Credit Facilities
     Under our $450.0 million senior unsecured credit agreement (Credit Agreement) with Citibank, N.A., we have a $200.0 million revolving credit facility available for borrowings and letters of credit and a $250.0 million term loan. The parent company and certain affiliates of Lehman, who is committed to fund up to $12.0 million of this credit facility, filed for bankruptcy in September 2008. We expect that our ability to borrow under this facility is reduced by this committed amount. The committed amounts of the other participating banks remain in effect and are not impacted by this reduction. However, debt covenants may restrict the full use of the credit facility as discussed below. We must repay borrowings under the Credit Agreement by December 11, 2012. At September 30, 2009, we had a $250.0 million term loan outstanding under the term loan provisions and no amounts outstanding under the revolving credit facility. As a result of the second-quarter 2009 Fitch Ratings (Fitch) downgrade of our senior unsecured debt rating from BB+ to BB, our applicable margin on the $250 million term loan increased 0.25% to 1.0% and the commitment fee on the unused capacity of our revolver increased 0.05% to 0.175%. We expect that the change in these rates will increase interest expense annually by approximately $0.7 million.
     The Credit Agreement contains various covenants that limit, among other things, our, and certain of our subsidiaries’, ability to incur indebtedness, grant certain liens supporting indebtedness, merge, consolidate, sell all or substantially all of our assets or make distributions or other payments other than distributions of available cash under certain conditions. Significant financial covenants under the Credit Agreement, including certain ratios calculated on a rolling four-quarter basis, include the following:

•	We are required to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1.00 as of the last day of any fiscal quarter. This ratio may be increased in the case of an acquisition of $50.0 million or more, in which case the ratio will be 5.50 to 1.00 for the fiscal quarter in which the acquisition occurs and three fiscal quarter-periods following such acquisition. At September 30, 2009, our ratio of consolidated indebtedness to consolidated EBITDA, as calculated under this covenant, of approximately 3.92 is in compliance with this covenant.

•	Our ratio of consolidated EBITDA to consolidated interest expense (each as defined in the Credit Agreement) must be not less than 2.75 to 1.00 as of the last day of any fiscal quarter, unless we obtain an investment grade rating from Standard and Poor’s Ratings Services or Moody’s Investors Service and the rating from the other agency is not less than Ba1 or BB+, as applicable. At September 30, 2009, our ratio of consolidated EBITDA to consolidated interest expense, as calculated under this covenant, of approximately 4.24 is in compliance with this covenant.
     Although it is difficult to predict future commodity pricing, we expect to remain in compliance with the Credit Agreement ratios described above given the current energy commodity price and NGL margin environment. If unexpected events happen or economic conditions or energy commodity prices and NGL margins decline further for a prolonged period of time, our financial covenant ratios may fall below required levels. If such a situation appeared likely, we would take actions necessary to avoid a breach of our covenants, including seeking covenant relief through waivers or the restructuring or replacement of our facility, reducing our indebtedness or seeking assistance from our general partner. Market conditions could make these alternatives challenging, and no assurances can be given that we would be successful in our efforts. Even if successful, we could experience increased borrowing costs and reduced liquidity which could limit our ability to fund capital expenditures and make cash distributions to unitholders. In the event that despite our efforts we breach our financial covenants causing an event of default, the lenders could, among other things, accelerate the maturity of any borrowings under the facility (including our $250.0 million term loan) and terminate their commitments to lend. There are no cross-default provisions in the indentures governing our senior unsecured notes; therefore, a default under the Credit Agreement would not cause a cross default under the indentures governing the senior unsecured notes.
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
     We also have a $20.0 million revolving credit facility with Williams as the lender. The facility is available exclusively to fund working capital requirements. We are required to and have reduced all borrowings under this facility to zero for a period of at least 15 consecutive days once each 12-month period prior to the maturity date of the facility. Borrowings under the credit facility mature June 20, 2010 with four, one-year automatic extensions unless terminated by either party. As of September 30, 2009, we had no outstanding borrowings under the working capital credit facility.
     Wamsutter has a $20.0 million revolving credit facility with Williams as the lender. The credit facility is available exclusively to fund Wamsutter’s working capital requirements. Borrowings under the credit facility mature on December 12, 2009 with four, one-year automatic extensions unless terminated by either party. As of September 30, 2009, Wamsutter had no outstanding borrowings under the credit facility.
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
Capital Expenditures
     The natural gas gathering, treating, processing and transportation, and NGL fractionation and storage businesses are capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital requirements of these businesses consist primarily of:
•	Maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, include certain well connection expenditures and expenditures which are mandatory and/or essential for maintaining the reliability of our operations; and

•	Expansion capital expenditures, which tend to be more discretionary than maintenance capital expenditures, include expenditures to acquire additional assets to grow our business, to expand and upgrade plant or pipeline capacity and to construct new plants, pipelines and storage facilities and well connection expenditures which are not classified as maintenance expenditures.
     The following table provides summary information related to our, Wamsutter’s and Discovery’s expected capital expenditures for 2009 and actual spending through September 30, 2009 (millions):

	Maintenance		Expansion		Total
		Through		Through		Through
Company	Total Year Estimate	September 30, 2009	Total Year Estimate	September 30, 2009	Total Year Estimate	September 30, 2009
Four Corners	$15–17	$13.4	$5–6	$2.1	$20–23	$15.5
Conway	3–6	2.7	7–9	5.9	10–15	8.6
Wamsutter — (our share)	18-20	14.3	1–2	1.0	19-22	15.3
Discovery — (our share)	1–3	1.0	5–7	3.5	6–10	4.5
     The table above does not include capital expenditures related to the replacement of capital assets destroyed by the November 2007 fire at Four Corners’ Ignacio gas processing plant nor repairs to Discovery’s offshore-gathering system damaged by Hurricane Ike. We expect those expenditures that exceed the property insurance deductible will be reimbursed by insurance. Our Statement of Cash Flows through September 30, 2009 includes $3.9 million of these reimbursed or reimbursable capital expenditures for the Ignacio plant.
     We expect to fund Four Corners’ and Conway’s maintenance and expansion capital expenditures with cash flows from operations. Four Corners’ estimated maintenance capital expenditures for 2009 include a range of $9.0 million to $11.0 million related to well connections necessary to connect new sources of throughput for the Four Corners’ system which will serve to partially offset the historical decline in throughput volumes. Four Corners’ 2009 expansion capital expenditures relate primarily to gathering system expansion projects. Conway’s expansion capital expenditures relate to two projects: first, the drilling of two new ethane/propane mix caverns and conversion of certain ethane/propane caverns for use as propane storage caverns and second, the completion of a project to improve our flexibility and storage capabilities with respect to refinery grade butane.
     Wamsutter’s estimated maintenance capital expenditures for 2009 include a range of $15.0 million to $17.0 million related to well connections necessary to connect new sources of throughput for the Wamsutter system which will serve to offset the historical decline in throughput volumes. We expect Wamsutter will fund its maintenance capital expenditures through its cash flows from operations.
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
     Discovery will fund its 2009 maintenance and expansion capital expenditures either by cash calls to its members or from its cash flows from operations. We funded a cash call from Discovery for $3.1 million in March 2009 for the Tahiti project, and in second-quarter 2009 we received a $1.8 million reimbursement from Williams for a portion of those costs pursuant to the requirements of our omnibus agreement.
Cash Distributions to Unitholders
     We have paid quarterly distributions to unitholders and our general partner interest after every quarter since our initial public offering on August 23, 2005. Our next quarterly distribution of $34.2 million will be paid on November 13, 2009 to the general partner interest and common unitholders of record at the close of business on November 6, 2009.
Results of Operations — Cash Flows

	Nine months ended
	September 30,
Williams Partners L.P.	2009	2008
	(Thousands)
Net cash provided by operating activities	$121,084	$169,834
Net cash used by investing activities	(29,179)	(12,824)
Net cash used by financing activities	(106,211)	(111,361)
     Net cash provided by operating activities decreased $48.8 million for the first nine months of 2009 as compared to the first nine months of 2008 due primarily to $39.0 million lower distributions related to equity earnings in Discovery and Wamsutter and $40.0 million lower operating income excluding non-cash items. These decreases were partially offset by a $21.0 million increase in cash from changes in working capital excluding accrued interest, $5.6 million reduced interest payments resulting from lower interest rates and $4.2 million of 2009 proceeds under our Discovery-related business interruption policy. Cash provided by working capital increased due primarily to changes in accounts receivable and accounts payable.
     Net cash used by investing activities increased $16.4 million for the first nine months of 2009 as compared to first nine months of 2008 due primarily to $11.0 million higher contributions to Discovery for cash calls related to the hurricane damage repair and expansion project funding, $9.0 million lower distributions in excess of equity earnings and $7.2 million lower insurance proceeds relating to the 2007 Ignacio plant fire. These increased uses of cash were partially offset by $9.6 million lower capital expenditures.
     Net cash used by financing activities consists primarily of quarterly distributions to unitholders and our general partner.

	Nine months ended
	September 30,
Wamsutter 100 percent	2009	2008
	(Thousands)
Net cash provided by operating activities	$68,606	$107,903
Net cash used by investing activities	(80,693)	(33,415)
Net cash provided (used) by financing activities	12,087	(74,488)

     Net cash provided by operating activities decreased $39.3 million in the first nine months of 2009 as compared to the first nine months of 2008 due primarily to a $31.8 million decrease in operating income, as adjusted for non-cash expenses and $7.5 million related to changes in working capital.
     Net cash used by investing activities in the first nine months of 2009 and 2008 is primarily comprised of capital expenditures related to plant expansion projects and connection of new wells. The plant expansion projects for 2009 and 2008 include $66.1 million and $14.5 million, respectively, which were funded by Williams in accordance with Wamsutter’s LLC agreement.
     Net cash provided by financing activities in the first nine months of 2009 is primarily related to $67.1 million of capital contributions received from Wamsutter’s members to fund certain capital projects. These contributions were substantially offset by $55.0 million of cash distributions to Wamsutter’s members pursuant to the distribution provisions of Wamsutter’s LLC agreement. Net cash used by financing activities in the first nine months of 2008 is primarily $91.0 million of cash distributions to Wamsutter’s members pursuant to the distribution provisions of Wamsutter’s LLC agreement, partially offset by $16.5 million of capital contributions received from Wamsutter’s members to fund certain capital projects.

	Nine months ended
	September 30,
Discovery 100%	2009	2008
	(Thousands)
Net cash provided (used) by operating activities	$(5,669)	$84,818
Net cash used by investing activities	(13,924)	(5,715)
Net cash used by financing activities	(7,067)	(73,672)
     Net cash provided (used) by operating activities changed unfavorably from $84.8 million net cash provided in the first nine months of 2008 to $5.7 million net cash used in the first nine months of 2009 due primarily to $35.0 million lower net income as adjusted for non-cash items and $55.5 million cash used by changes in working capital resulting primarily from the impact of the hurricanes.
     Net cash used by investing activities includes $17.4 million and $8.5 million of capital spending in the first nine months of 2009 and 2008, respectively, for the Tahiti lateral and other smaller projects. These expenditures were partially offset by changes in Tahiti-related restricted cash in both quarters.
     Net cash used by financing activities decreased $66.6 million due primarily to $51.6 million lower cash distributions to the partners and $15.0 million higher capital contributions from partners in 2009.
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
Off-Balance Sheet Arrangements
     We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at September 30, 2009 or December 31, 2008.
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
     The value at risk at September 30, 2009 for Four Corners’ and Wamsutter’s derivative contracts was $0.2 million and $0.1 million, respectively. At December 31, 2008, we had no outstanding derivatives.
     All of the derivative contracts included in our value-at-risk calculation are accounted for as cash flow hedges. Any change in the fair value of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.
Interest Rate Risk
     Our interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2009. See Note 6, Long-Term Debt and Credit Facilities of our Notes to Consolidated Financial Statements.
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
Third-Quarter 2009 Changes in Internal Controls
     There have been no changes during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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

October 29, 2009

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