Form 10-Q
period 2010-06-30
Williams Partners L.P.
filed 2010-07-29
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Registrant’s telephone number: (918) 573-2000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 255,777,452 common units outstanding as of July 28, 2010.

Williams Partners L.P.
Index

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Income — Three and Six Months Ended June 30, 2010 and 2009	3
Consolidated Balance Sheet — June 30, 2010 and December 31, 2009	4
Consolidated Statement of Changes in Equity — Six Months ended June 30, 2010	5
Consolidated Statement of Cash Flows — Six Months ended June 30, 2010 and 2009	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	41
Part II. Other Information	41
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 6. Exhibits	44
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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
     Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Whether we have sufficient cash from operations to enable us to maintain current levels of cash distributions or to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;
•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;
•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);
•	The strength and financial resources of our competitors;
•	Development of alternative energy sources;
•	The impact of operational and development hazards;
•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation and/or potential additional regulation of drilling and completion of wells), environmental liabilities, litigation and rate proceedings;
•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;
•	Changes in maintenance and construction costs;
•	Changes in the current geopolitical situation;
•	Our exposure to the credit risks of our customers;
•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;
•	Risks associated with future weather conditions;
•	Acts of terrorism; and
•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
     Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, and Part II, Item 1A. Risk Factors of this Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Williams Partners L.P.
Consolidated Statement of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009*	2010	2009*
	(Millions, except per-unit amounts)
Revenues:
Gas Pipeline	$380	$421	$787	$822
Midstream Gas & Liquids	987	663	2,038	1,221
Intercompany eliminations	—	(3)	—	(5)

Total revenues	1,367	1,081	2,825	2,038
Segment costs and expenses:
Costs and operating expenses	987	738	2,001	1,381
Selling, general and administrative expenses	68	71	127	141
Other (income) expense — net	(7)	3	(10)	—

Segment costs and expenses	1,048	812	2,118	1,522
General corporate expenses	28	26	62	51

Operating income:
Gas Pipeline	138	147	298	311
Midstream Gas & Liquids	181	122	409	205
General corporate expenses	(28)	(26)	(62)	(51)

Total operating income	291	243	645	465
Equity earnings	27	16	53	21
Interest accrued — third-party	(101)	(51)	(182)	(102)
Interest accrued — affiliate	(1)	(16)	(1)	(30)
Interest capitalized	7	17	19	31
Interest income	—	6	3	11
Other income (expense) — net	2	2	1	5

Income before income taxes	225	217	538	401
Provision for income taxes	—	2	—	3

Net income	225	215	538	398
Less: Net income attributable to noncontrolling interests	5	6	11	13

Net income attributable to controlling interests	$220	$209	$527	$385

Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$220	$209	$527	$385
Allocation of net income to general partner and Class C units	50	183	335	340

Allocation of net income to common units	$170	$26	$192	$45

Basic and diluted net income per common unit	$0.66	$0.48	$1.24	$0.84
Weighted average number of common units outstanding	255,777,452 (a)	52,777,452	154,838,225 (a)	52,777,452

(a)	Calculated as discussed in Note 2.

*	Recast as discussed in Note 1.
See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$218	$153
Accounts receivable:
Trade	331	381
Affiliate	3	6
Inventories	170	129
Regulatory assets	66	77
Prepaid expense	53	26
Other current assets	55	49

Total current assets	896	821
Investments	589	593
Gross property, plant and equipment	15,668	15,416
Less accumulated depreciation	(5,415)	(5,191)

Property, plant and equipment — net	10,253	10,225
Regulatory assets, deferred charges and other	411	345

Total assets	$12,149	$11,984

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$296	$356
Affiliate	161	80
Accrued interest	124	49
Other accrued liabilities	154	136
Long-term debt due within one year	159	15

Total current liabilities	894	636
Long-term debt	6,073	2,981
Asset retirement obligations	477	477
Regulatory liabilities, deferred income and other	275	263
Contingent liabilities and commitments (Note 7)
Equity:
Common units (255,777,452 units outstanding at June 30, 2010 and 52,777,452 units outstanding at December 31, 2009)	5,388	1,631
General partner	(1,317)	5,647
Accumulated other comprehensive income	13	2
Noncontrolling interests in consolidated subsidiaries	346	347

Total equity	4,430	7,627

Total liabilities and equity	$12,149	$11,984

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
				Accumulated Other
	Limited Partners		General	Comprehensive	Noncontrolling	Total
	Common	Class C	Partner	Income	Interests	Equity
	(Millions)
Balance — January 1, 2010	$1,631	$—	$5,647	$2	$347	$7,627
Comprehensive income:
Net income	167	156	204	—	11	538
Other comprehensive income:
Net unrealized income on cash flow hedges, net of reclassification adjustments	—	—	—	11	—	11

Total other comprehensive income						11

Total comprehensive income						549
Cash distributions	(68)	(87)	(34)	—	—	(189)
Dividends paid to noncontrolling interests	—	—	—	—	(12)	(12)
Issuance of units (203,000,000 Class C units)	—	6,946	(6,946)	—	—	—
Distributions to The Williams Companies, Inc. — net	—	(3,357)	(188)	—	—	(3,545)
Conversion of Class C units to Common (203,000,000 units)	3,658	(3,658)	—	—	—	—

Balance — June 30, 2010	$5,388	$—	$(1,317)	$13	$346	$4,430

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009 *
	(Millions)
OPERATING ACTIVITIES:
Net income	$538	$398
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	268	261
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	50	(51)
Inventories	(41)	10
Other assets and deferred charges	(10)	(24)
Accounts payable	5	52
Accrued liabilities	82	(49)
Affiliates — net	84	(35)
Other, including changes in noncurrent assets and liabilities	(9)	75

Net cash provided by operating activities	967	637

FINANCING ACTIVITIES:
Proceeds from long-term debt	3,749	—
Payments of long-term debt	(513)	—
Payment of debt issuance costs	(62)	—
Dividends paid to noncontrolling interests	(12)	(12)
Distributions to limited partners and general partner	(189)	(76)
Distributions to the Williams Companies, Inc — net	(119)	(59)
Other — net	(8)	(4)

Net cash provided (used) by financing activities	2,846	(151)

INVESTING ACTIVITIES:
Purchase of Contributed Entities	(3,426)	—
Property, plant and equipment:
Capital expenditures	(339)	(376)
Net proceeds from dispositions	19	1
Changes in notes receivable from parent	—	(86)
Purchase of investments	(15)	(123)
Distribution received from Gulfstream Natural Gas System, L.L.C.	—	73
Other — net	13	(7)

Net cash used by investing activities	(3,748)	(518)

Increase (decrease) in cash and cash equivalents	65	(32)
Cash and cash equivalents at beginning of period	153	133

Cash and cash equivalents at end of period	$218	$101

*	Recast as discussed in Note 1.
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
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K, dated May 12, 2010, for the year ended December 31, 2009. The accompanying consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, changes in equity for the six months ended June 30, 2010, and cash flows for the six months ended June 30, 2010 and 2009. We eliminated all intercompany transactions and reclassified certain amounts to conform to the current classifications.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     On May 24, 2010, we and Williams Pipeline Partners L.P. (WMZ) entered into a merger agreement (Merger Agreement) providing for the merger of WMZ into us (the Merger). The Merger and the Merger Agreement are described in detail in the Registration Statement on Form S-4 initially filed by us on June 9, 2010 and in our and WMZ’s joint proxy statement/prospectus dated July 15, 2010 that is being provided to holders of record of WMZ’s units at the close of business on July 15, 2010, who are the holders of WMZ’s units who will be entitled to vote on the Merger at the special meeting of WMZ’s unitholders scheduled for August 31, 2010. If the Merger is approved at that meeting, it is anticipated that the Merger will be consummated shortly thereafter, and all of WMZ’s units not already held by us will be exchanged for our units at an exchange ratio of 0.7584 of our units for each WMZ unit. Assuming the Merger is completed, we will own a 100 percent interest in Northwest Pipeline GP (Northwest Pipeline) and Williams will hold an approximate 80 percent interest in us, comprised of an approximate 78 percent limited partner interest and all of our 2 percent general partner interest.
Basis of Presentation
     On February 17, 2010, we closed a transaction (the Dropdown) with our general partner, our operating company and certain subsidiaries of and including Williams, pursuant to which Williams contributed to us the ownership interests in the entities that made up its Gas Pipeline and Midstream Gas & Liquids (Midstream) businesses to the extent not already owned by us, including Williams’ limited and general partner interests in WMZ, but excluding its Canadian, Venezuelan and olefins operations, and 25.5 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream), collectively defined as the Contributed Entities.

Notes (Continued)
     This contribution was made in exchange for aggregate consideration of:
•	$3.5 billion in cash, less certain expenses incurred by us and other post-closing adjustments, which we financed by issuing $3.5 billion of senior unsecured notes (see Note 3).
•	203 million of our Class C limited partnership units, which automatically converted into our common limited partnership units on May 10, 2010.
•	An increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest.
     These transactions are reflected in these consolidated financial statements. Because the acquired entities were affiliates of Williams at the time of the acquisition, this transaction is accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities of the acquired entities are combined with ours at their historical amounts. The effect of recasting our financial statements to account for this common control transaction increased net income $190 million and $354 million for the three and six months ended June 30, 2009, respectively. This acquisition did not impact historical earnings per limited partner unit as pre-acquisition earnings of the Contributed Entities were allocated to our general partner.
Description of Business
     Our operations are located in the United States and are organized into the following reporting segments: Gas Pipeline and Midstream.
     Gas Pipeline includes Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline, which own and operates a combined total of approximately 13,900 miles of pipelines with a total annual throughput of approximately 2,700 TBtu of natural gas and peak-day delivery capacity of approximately 12 MMdt of natural gas. Gas Pipeline also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 24.5 percent interest in Gulfstream, which owns an approximate 745-mile pipeline with the capacity to transport approximately 1.26 million Dth per day of natural gas. Gas Pipeline also includes our indirect 45.7 percent limited partner interest and 2 percent general partner interest in WMZ, which holds the remaining 35 percent interest in Northwest Pipeline.
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

Notes (Continued)
Note 2. Allocation of Net Income and Distributions
     The allocation of net income among our general partner, limited partners, and noncontrolling interests for the three and six months ended June 30, 2010 and 2009, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Millions)
Allocation of net income to general partner:
Net income	$225	$215	$538	$398
Net income applicable to pre-partnership operations allocated to general partner	—	(183)	(163)	(340)
Net income applicable to noncontrolling interests	(5)	(6)	(11)	(13)
Net reimbursable costs charged directly to general partner	(2)	1	(4)	1

Income subject to 2% allocation of general partner interest	218	27	360	46
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	4	1	7	1
Incentive distributions paid to general partner*	30	—	30	7
Charges allocated directly to general partner	2	(1)	4	(1)
Pre-partnership net income allocated to general partner interest	—	183	163	340

Net income allocated to general partner	$36	$183	$204	$347

Net income	$225	$215	$538	$398
Net income allocated to general partner	36	183	204	347
Net income allocated to Class C limited partners	67	—	156	—
Net income allocated to noncontrolling interests	5	6	11	13

Net income allocated to common limited partners	$117	$26	$167	$38

*	In the calculation of basic and diluted net income per limited partner unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period. The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period.
     The Charges allocated directly to general partner amounts represent the net of both income and expense items. Under the terms of an omnibus agreement, we are reimbursed by our general partner for certain expense items and are required to distribute certain income items to our general partner.
     For purposes of calculating the second quarter and year-to-date 2010 basic and diluted net income per common unit, the weighted average number of common units outstanding are calculated considering Class C units as common units for the entire second quarter. For the year-to-date calculation, net income allocated to the Class C units is based on the distributed earnings paid to the Class C units for first quarter 2010. For the allocation of 2010 net income for the Consolidated Statement of Changes in Equity, net income was allocated based on the number of days the Class C units were outstanding as Class C units during 2010.
     Total comprehensive income for the three months ended June 30, 2010 and 2009 is $248 million and $215 million, respectively, and for the six months ended June 30, 2010 and 2009 is $549 million and $397 million, respectively.

Notes (Continued)
     We paid or have authorized payment of the following partnership cash distributions during 2009 and 2010 (in millions, except for per unit amounts):

					Incentive
	Per Unit	Common	Class C		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
2/13/2009	$0.6350	$33	$—	$1	$8	$42
5/15/2009	$0.6350	$33	$—	$1	$—	$34
8/14/2009	$0.6350	$33	$—	$1	$—	$34
11/13/2009	$0.6350	$33	$—	$1	$—	$34
2/12/2010	$0.6350	$33	$—	$1	$—	$34
5/14/2010 (a)	$0.6575	$35	$87	$3	$30	$155
8/13/2010 (b)	$0.6725	$172	$—	$4	$45	$221

(a)	Distributions on the Class C units and the additional general partner units issued in connection with the closing of the Dropdown, as well as the related incentive distribution rights payment, were prorated to reflect the fact that they were not outstanding during the full first quarter period.

(b)	The Board of Directors of our general partner declared this cash distribution on July 27, 2010, to be paid on August 13, 2010, to unitholders of record at the close of business on August 6, 2010.
Note 3. Debt and Banking Arrangements
Long-Term Debt
     As of June 30, 2010, our debt is unsecured with a weighted-average interest rate of 6.1 percent, payable through 2040. Interest rates range from 3.8 percent to 9.0 percent. Certain of our debt agreements contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, make certain distributions, repurchase equity, and incur additional debt.
Revolving Credit and Letter of Credit Facility
     In connection with the Dropdown, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility with Transco and Northwest Pipeline as co-borrowers (Credit Facility). This Credit Facility replaced our unsecured $450 million credit facility, comprised of a $200 million revolving credit facility and a $250 million term loan, which was terminated as part of the Dropdown. At the closing, we utilized $250 million of the Credit Facility to repay the outstanding term loan. As of June 30, 2010, no loans are outstanding under the Credit Facility. The Credit Facility expires February 15, 2013, and may, under certain conditions, be increased by up to an additional $250 million. The full amount of the Credit Facility is available to us to the extent not otherwise utilized by Transco and Northwest Pipeline. Transco and Northwest Pipeline each have access to borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by us. Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank N.A.’s publicly announced base rate, and (iii) one-month LIBOR plus 1.0 percent. We are required to pay a commitment fee (currently 0.5 percent) based on the unused portion of the Credit Facility. The applicable margin and the commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. The Credit Facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default and allow any material change in the nature of its business. Significant financial covenants under the Credit Facility include:
•	Our ratio of debt to EBITDA (each as defined in the Credit Facility) must be no greater than 5 to 1.
•	The ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 55 percent for Transco and Northwest Pipeline.

Notes (Continued)
Each of the above ratios are tested at the end of each fiscal quarter, and the debt to EBITDA ratio is measured on a rolling four-quarter basis (with the first full year measured on an annualized basis). At June 30, 2010, we are in compliance with these financial covenants.
     The Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the Credit Facility and exercise other rights and remedies.
     At June 30, 2010, no loans are outstanding and no letters of credit are issued under the credit facility.
Issuances
     In connection with the Dropdown, we issued $3.5 billion face value of senior unsecured notes as follows:

(Millions)
3.80% Senior Notes due 2015	$750
5.25% Senior Notes due 2020	1,500
6.30% Senior Notes due 2040	1,250

Total	$3,500

     Prior to the issuance of this debt, we entered into forward starting interest rate swaps to hedge against variability in interest rates on a portion of the anticipated debt issuance. Upon the issuance of the debt, these instruments were terminated, which resulted in a payment of $7 million. This amount has been recorded in accumulated other comprehensive income and is being amortized over the term of the related debt.
     As part of the issuance of the $3.5 billion unsecured notes, we entered into registration rights agreements with the initial purchasers of the notes. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in June 2010 and completed in July 2010.
Note 4. Inventories

	June 30,	December 31,
	2010	2009
	(Millions)
Natural gas liquids	$52	$44
Natural gas in underground storage	51	20
Materials, supplies, and other	67	65

	$170	$129

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

Notes (Continued)
     The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•	Level 1 — Quoted prices for identical assets or liabilities in active markets that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 measurements primarily consist of financial instruments that are exchange traded.
•	Level 2 — Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. The instruments included in our Level 2 measurements consist primarily of over-the-counter instruments such as natural gas forward contracts and swaps.
•	Level 3 — Inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. Our Level 3 measurements consist of instruments that are valued utilizing unobservable pricing inputs that are significant to the overall fair value.
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

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Assets:
ARO Trust Investments (see Note 6)	$33	$—	$—	$33	$22	$—	$—	$22
Energy derivatives	—	3	20	23	—	—	2	2

Total assets	$33	$3	$20	$56	$22	$—	$2	$24

Liabilities:
Energy derivatives	$—	$5	$—	$5	$—	$—	$2	$2

Total liabilities	$—	$5	$—	$5	$—	$—	$2	$2

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

Notes (Continued)
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
     The tenure of our derivatives portfolio is relatively short with all of our derivatives expiring by December 31, 2010. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.
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
     Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the period ended June 30, 2010. The following tables present a reconciliation of changes in the fair value of our net energy derivatives classified as Level 3 in the fair value hierarchy.
Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Net Energy Derivatives		Net Energy Derivatives
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Beginning balance	$4	$1	$—	$1
Realized and unrealized gains (losses):
Included in net income	3	4	2	4
Included in other comprehensive income	16	—	21	—
Purchases, issuances, and settlements	(3)	—	(3)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending balance	$20	$5	$20	$5

Unrealized gains (losses) included in net income relating to instruments still held at June 30	$—	$4	$—	$4

     Realized and unrealized gains (losses) included in net income for the above periods are reported in revenues in our Consolidated Statement of Income.
     For the periods ended June 30, 2010 and 2009, there were no assets or liabilities measured at fair value on a nonrecurring basis.

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
     ARO Trust Investments: Pursuant to its 2008 rate case settlement, Transco deposits a portion of its collected rates into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of mutual funds that are reported at fair value in regulatory assets, deferred charges and other in the Consolidated Balance Sheet and are classified as available-for-sale. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
     Long-term debt: The fair value of our publicly traded long-term debt is valued using indicative period-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. At June 30, 2010 and December 31, 2009, approximately 44 percent and 91 percent, respectively, of our long-term debt was publicly traded. (See Note 3.)
     Other: Includes current and noncurrent notes receivable.
     Energy derivatives: Energy derivatives include forwards and swaps. These are carried at fair value in the Consolidated Balance Sheet. See Note 5 for discussion of valuation of our energy derivatives.
Carrying amounts and fair values of our financial instruments

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(Millions)
Asset (Liability)
Cash and cash equivalents	$218	$218	$153	$153
ARO Trust Investments	33	33	22	22
Long-term debt, including current portion	(6,232)	(6,582)	(2,996)	(3,194)
Other	—	—	3	3
Net energy derivatives:
Energy commodity cash flow hedges — affiliate	17	17	(2)	(2)
Other energy derivatives	1	1	2	2
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
     We sell NGL volumes received as compensation for certain processing services at different locations throughout the United States. We also buy natural gas to satisfy the required fuel and shrink needed to generate NGLs. To

Notes (Continued)
reduce exposure to a decrease in revenues from fluctuations in NGL market prices or increases in costs and operating expenses from fluctuations in natural gas market prices, we may enter into NGL or natural gas swap agreements, financial or physical forward contracts, and financial option contracts to mitigate the price risk on forecasted sales of NGLs and purchases of natural gas. These cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item.
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
     The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of June 30, 2010. Natural gas is presented in millions of British Thermal Units (MMBtu) and NGLs are presented in gallons.

Derivative Notional Volumes	Measurement	Fixed Price	Basis
Designated as Hedging Instruments
Midstream Risk Management	MMBtu	11,460,000	7,615,000
Midstream Risk Management	Gallons	(126,294,000)
Not Designated as Hedging Instruments
Midstream Risk Management	Gallons	(3,570,000)
Fair values and gains (losses)
     The following table presents the fair value of energy commodity derivatives. Our derivatives are included in other current assets and other accrued liabilities in our Consolidated Balance Sheet. Derivatives are classified as current or noncurrent based on the contractual timing of expected future net cash flows of individual contracts. The expected future net cash flows for derivatives classified as current are expected to occur by December 31, 2010.

	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(Millions)		(Millions)
Designated as hedging instruments	$22	$5	$—	$2
Not designated as hedging instruments	1	—	2	—

Total derivatives	$23	$5	$2	$2

Notes (Continued)
     The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in accumulated other comprehensive income (loss) (AOCI) or revenues.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	Classification
	(Millions)		(Millions)
Net gain recognized in other comprehensive income (effective portion)	$20	$—	$14	$—	AOCI
Net loss reclassified from accumulated other comprehensive income into income (effective portion)	$(2)	$—	$(4)	$—	Revenues
Gain (loss) recognized in income (ineffective portion)	$—	$—	$—	$—	Revenues
     There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges. As of June 30, 2010, we have hedged portions of future cash flows associated with anticipated NGL sales and natural gas purchases through December 31, 2010. Based on recorded values at June 30, 2010, net gains to be reclassified into earnings by December 31, 2010, are $17 million. These recorded values are based on market prices of the commodities as of June 30, 2010. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized by December 31, 2010, will likely differ from these values. These gains or losses will offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
     Gains recognized in revenues on our energy commodity derivatives not designated as hedging instruments were less than $1 million for the six months ended June 30, 2010 and $4 million for the six months ended June 30, 2009.
     The cash flow impact of our derivative activities is presented in the Consolidated Statement of Cash Flows as changes in other assets and deferred charges and changes in accrued liabilities.
Credit-risk-related features
     Our financial swap contracts are with Williams Gas Marketing, Inc., and the derivative contracts not designated as cash flow hedging instruments are primarily physical commodity sale contracts. These agreements do not contain any provisions that require us to post collateral related to net liability positions.
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
     At June 30, 2010, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have a material adverse effect on our results of operations.

Notes (Continued)
Note 7. Contingent Liabilities
Environmental Matters
     Since 1989, Transco has had studies underway to test certain of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation may be necessary. Transco has responded to data requests from the U.S. Environmental Protection Agency (EPA) and state agencies regarding such potential contamination of certain of its sites. Transco has identified polychlorinated biphenyl (PCB) contamination in compressor systems, soils and related properties at certain compressor station sites. Transco has also been involved in negotiations with the EPA and state agencies to develop screening, sampling and cleanup programs. In addition, Transco commenced negotiations with certain environmental authorities and other parties concerning investigative and remedial actions relative to potential mercury contamination at certain gas metering sites. The costs of any such remediation will depend upon the scope of the remediation. At June 30, 2010, we had accrued liabilities of $4 million related to PCB contamination, potential mercury contamination, and other toxic and hazardous substances. Transco has been identified as a potentially responsible party at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, we have estimated our aggregate exposure for remediation of these sites to be less than $500,000, which is included in the environmental accrual discussed above. We expect that these costs will be recoverable through Transco’s rates.
     Beginning in the mid-1980s, Northwest Pipeline evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. Consistent with other natural gas transmission companies, Northwest Pipeline identified PCB contamination in air compressor systems, soils and related properties at certain compressor station sites. Similarly, Northwest Pipeline identified hydrocarbon impacts at these facilities due to the former use of earthen pits and mercury contamination at certain gas metering sites. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s and Northwest Pipeline conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required Northwest Pipeline to reevaluate its previous mercury clean-ups in Washington. Consequently, Northwest Pipeline is conducting additional remediation activities at certain sites to comply with Washington’s current environmental standards. At June 30, 2010, we have accrued liabilities of $7 million for these costs. We expect that these costs will be recoverable through Northwest Pipeline’s rates.
     In March 2008, the EPA issued a new air quality standard for ground level ozone. In September 2009, the EPA announced that it would reconsider those standards. In January 2010, the EPA proposed more stringent standards, which are expected to be final in the third quarter 2010. The EPA expects that new eight-hour ozone nonattainment areas will be designated in July 2011. The new standards and nonattainment areas will likely impact the operations of our interstate gas pipelines and cause us to incur additional capital expenditures to comply. At this time we are unable to estimate the cost that may be required to meet these regulations. We expect that costs associated with these compliance efforts will be recoverable through rates.
     In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) National Ambient Air Quality Standard. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
     In September 2007, the EPA requested, and Transco later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Clean Air Act. On March 28, 2008, the EPA issued notices of violations (NOVs) alleging violations of Clean Air Act requirements at these compressor stations. Transco met with the EPA in May 2008 and submitted its response denying the allegations in June 2008. In July 2009, the EPA requested additional information pertaining to these compressor stations and in August 2009, Transco submitted the requested information.
     In April 2010, we entered into a global settlement with the New Mexico Environmental Department’s Air Quality Bureau (NMED) to resolve allegations of various air emissions violations at certain of our facilities. The settlement resolves NOVs dating back to 2007 and includes a $400,000 penalty, as well as environmental projects totaling $1.35 million.

Notes (Continued)
     In March 2008, the EPA proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at a compressor station. We met with the EPA and are exchanging information in order to resolve the issues.
     We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2010, we have accrued liabilities totaling $7 million for these costs.
     Summary of environmental matters
     Actual costs incurred for these matters could be substantially greater than amounts accrued depending on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities and other factors, but any incremental amount cannot be reasonably estimated at this time.
Rate Matters
     On August 31, 2006, Transco submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing (Docket No. RP06-569) principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
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
Safety Matters
     The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration rules implementing the Pipeline Safety Improvement Act of 2002 require pipeline operators to implement integrity management programs, including more frequent inspections and other safeguards in areas where the potential consequences of pipeline accidents pose the greatest risk to people and property. In accordance with the final rule, Transco and Northwest Pipeline developed Integrity Management Plans, identified high consequence areas, completed baseline assessment plans, and are on schedule to complete the required assessments within specified timeframes. Currently, Transco and Northwest Pipeline estimate that the cost to perform required assessments and remediation will be primarily capital and range between $140 and $200 million, and between $80 and $95 million, respectively, over the remaining assessment period of 2010 through 2012. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through their respective rates.
Other Legal Matters
     Will Price (formerly Quinque)
     In 2001, we were named, along with other subsidiaries of Williams, as defendants in a nationwide class action lawsuit in Kansas state court that had been pending against other defendants, generally pipeline and gathering companies, since 2000. The plaintiffs alleged that the defendants have engaged in mismeasurement techniques that distort the heating content of natural gas, resulting in an alleged underpayment of royalties to the class of producer plaintiffs and sought an unspecified amount of damages. The fourth amended petition, which was filed in 2003, deleted all of our defendant entities except two Midstream subsidiaries. All remaining defendants opposed class certification, and on September 18, 2009, the court denied plaintiffs’ most recent motion to certify the class. On October 2, 2009, the plaintiffs filed a motion for reconsideration of the denial. On March 31, 2010, the court entered an order denying plaintiffs’ motion for reconsideration and as a result, there are no class action allegations remaining in the case.

Notes (Continued)
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
     The primary types of costs and operating expenses by segment can be generally summarized as follows:
•	Gas Pipeline — depreciation and operation and maintenance expenses;
•	Midstream — commodity purchases (primarily for NGL and crude marketing, shrink and fuel), depreciation, and operation and maintenance expenses.

Notes (Continued)
     The following table reflects the reconciliation of segment revenues to revenues and segment profit to operating income as reported in the Consolidated Statement of Income.

	Gas Pipeline	Midstream	Eliminations	Total
	(Millions)
Three months ended June 30, 2010
Segment revenues:
External	$380	$987	$—	$1,367
Internal	—	—	—	—

Total revenues	$380	$987	$—	$1,367

Segment profit	$148	$198	$—	$346
Less equity earnings	10	17	—	27

Segment operating income	$138	$181	$—	319

General corporate expenses				(28)

Total operating income				$291

Three months ended June 30, 2009*
Segment revenues:
External	$420	$661	$—	$1,081
Internal	1	2	(3)	—

Total revenues	$421	$663	$(3)	$1,081

Segment profit	$155	$130	$—	$285
Less equity earnings	8	8	—	16

Segment operating income	$147	$122	$—	269

General corporate expenses				(26)

Total operating income				$243

	Gas Pipeline	Midstream	Eliminations	Total
	(Millions)
Six months ended June 30, 2010
Segment revenues:
External	$787	$2,038	$—	$2,825
Internal	—	—	—	—

Total revenues	$787	$2,038	$—	$2,825

Segment profit	$317	$443	$—	$760
Less equity earnings	19	34	—	53

Segment operating income	$298	$409	$—	707

General corporate expenses				(62)

Total operating income				$645

Six months ended June 30, 2009*
Segment revenues:
External	$822	$1,216	$—	$2,038
Internal	—	5	(5)	—

Total revenues	$822	$1,221	$(5)	$2,038

Segment profit	$327	$210	$—	$537
Less equity earnings	16	5	—	21

Segment operating income	$311	$205	$—	516

General corporate expenses				(51)

Total operating income				$465

*	Recast as discussed in Note 1.

Notes (Continued)
Note 9. Subsequent Event
     In July 2010, we notified our partner in the Overland Pass Pipeline Company, LLC (OPPL) of our election to exercise our option to purchase an additional ownership interest, which will provide us a 50 percent ownership interest in OPPL. The option price is estimated to be approximately $425 million, which will reduce our available liquidity. Subject to government approvals, we expect to close the transaction within the third quarter of 2010.

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Recent Developments
The Dropdown
     On February 17, 2010, we closed a transaction with our general partner, our operating company, The Williams Companies, Inc. (Williams) and certain subsidiaries of Williams, pursuant to which Williams contributed to us the ownership interests in the entities that made up Williams’ Gas Pipeline and Midstream Gas & Liquids (Midstream) businesses to the extent not already owned by us, including Williams’ limited and general partner interests in Williams Pipeline Partners L.P. (WMZ), but excluding Williams’ Canadian, Venezuelan, and olefin operations and 25.5 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). Such entities are hereafter referred to as the “Contributed Entities.” This contribution was made in exchange for aggregate consideration of:
•	$3.5 billion in cash, less certain expenses incurred by us and other post-closing adjustments, relating to our acquisition of the Contributed Entities. This cash consideration was financed through the private issuance of $3.5 billion of senior unsecured notes with net proceeds of $3.466 billion.

•	203 million Class C units, which received a prorated initial distribution and were then converted to regular common units on May 10, 2010.

•	An increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest.
     The transactions described in the preceding paragraph are referred to as the “Dropdown.”
WMZ Exchange Offer
     On May 24, 2010, we entered into a merger agreement with WMZ (Merger Agreement) providing for the merger of WMZ into us (the Merger). The Merger and the Merger Agreement are described in detail in our Registration Statement on Form S-4 initially filed on June 9, 2010, and in WMZ’s and our joint proxy statement/prospectus dated July 15, 2010, that is being provided to holders of record of WMZ’s units at the close of business on July 15, 2010, who are the holders of WMZ’s units who will be entitled to vote on the Merger at the special meeting of WMZ’s unitholders scheduled for August 31, 2010. If the Merger is approved at that meeting, it is anticipated that the Merger will be consummated shortly thereafter, and all of WMZ’s units not already held by us will be exchanged at a ratio of 0.7584 of our units for each WMZ unit. Assuming the Merger is completed, we will own a 100 percent interest in Northwest Pipeline GP (Northwest Pipeline), and Williams will hold an approximate 80 percent interest in us, comprised of an approximate 78 percent limited partner interest and all of our 2 percent general partner interest.
Credit Facility
     In connection with the Dropdown, we entered into a new $1.75 billion senior unsecured revolving three-year credit facility (Credit Facility) with Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline, as co-borrowers with borrowing sublimits of $400 million each, and Citibank, N.A., as administrative agent, and other lenders named therein. The Credit Facility replaced our previous $450 million senior unsecured credit agreement. At the closing of the Dropdown, we borrowed $250 million under the Credit Facility to repay the term loan outstanding under our previously existing credit facility. As of June 30, 2010, no loans are outstanding under the Credit Facility.

Management’s Discussion and Analysis (Continued)
Overland Pass Pipeline
     In July 2010, we notified our partner in the Overland Pass Pipeline Company, LLC (OPPL) of our election to exercise our option to purchase an additional ownership interest, which will provide us a 50 percent ownership interest in OPPL. The option price is estimated to be approximately $425 million. (See Results of Operations — Segments, Midstream Gas & Liquids.)
Overview
     We manage our business and analyze our results of operations on a segment basis. Our operations are divided into two business segments: Gas Pipeline and Midstream.
•	Gas Pipeline includes Transco and a 65 percent interest in Northwest Pipeline, which own and operate a combined total of approximately 13,900 miles of pipelines with a total annual throughput of approximately 2,700 trillion British thermal units (TBtu) of natural gas and peak-day delivery capacity of approximately 12 million dekatherms (MMdt) of natural gas. Gas Pipeline also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 24.5 percent interest in Gulfstream, which owns an approximate 745-mile pipeline with the capacity to transport approximately 1.26 MMdt per day of natural gas.

•	Midstream includes natural gas gathering, processing and treating facilities, and crude oil gathering and transportation facilities with primary service areas concentrated in major producing basins in Colorado, New Mexico, Wyoming, the Gulf of Mexico, and Pennsylvania.
Company Outlook
     We believe we are well positioned to execute on our 2010 business plan and to capture attractive growth opportunities. While the economic environment in the latter half of 2009 and first quarter of 2010 improved compared to conditions earlier in 2009, this trend has moderated in the second quarter of 2010 as global economies continue to struggle. However, energy commodity price indicators, while recently lower, continue to reflect an expectation of growth and increasing demand. But given the potential volatility of these measures, it is reasonably possible that the economy could worsen and/or energy commodity prices could further decline, negatively impacting future operating results and increasing the risk of nonperformance of counterparties or impairments of long-lived assets.
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

Management’s Discussion and Analysis (Continued)
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
Fair Value Measurements
     Certain of our energy derivative assets and energy derivative liabilities trade in markets with lower availability of pricing information requiring us to use unobservable inputs and are considered Level 3 in the fair value hierarchy. At June 30, 2010, 87 percent of our energy derivative assets and none of our energy derivative liabilities measured at fair value on a recurring basis are included in Level 3. For Level 2 transactions, we do not make significant adjustments to observable prices in measuring fair value as we do not generally trade in inactive markets.
     The determination of fair value for our energy derivative assets and our energy derivative liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At June 30, 2010, the credit reserve is significantly less than $1 million on both our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
     Our entire derivatives portfolio expires by December 31, 2010. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
     The instruments included in Level 3 at June 30, 2010, consist primarily of natural gas liquids swaps and forward contracts used to manage the price risk of future natural gas liquid sales. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices.
     Our financial swap contracts are with Williams Gas Marketing, Inc., and the derivative contracts not designated as cash flow hedging instruments are primarily physical commodity sale contracts. These agreements do not contain any provisions that require us to post collateral related to net liability positions.

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended				Six months ended
	June 30,				June 30,
	2010	2009	$	%	2010	2009	$	%
	(Millions)		Change*	Change*	(Millions)		Change*	Change*
Revenues	$1,367	$1,081	+ 286	+26%	$2,825	$2,038	+ 787	+39%
Costs and expenses:
Costs and operating expenses	987	738	- 249	-34%	2,001	1,381	- 620	-45%
Selling, general and administrative expenses	68	71	+ 3	+4%	127	141	+ 14	+10%
Other (income) expense — net	(7)	3	+ 10	NM	(10)	—	+ 10	NM
General corporate expenses	28	26	- 2	-8%	62	51	- 11	-22%

Total costs and expenses	1,076	838			2,180	1,573
Operating income	291	243			645	465
Equity earnings	27	16	+ 11	+69%	53	21	+ 32	+152%
Interest accrued — net	(95)	(50)	- 45	-90%	(164)	(101)	- 63	-62%
Interest income	—	6	- 6	-100%	3	11	- 8	-73%
Other income — net	2	2	—	0%	1	5	- 4	-80%

Income before income taxes	225	217			538	401
Provision for income taxes	—	2	+ 2	+100%	—	3	+ 3	+100%

Net Income	225	215			538	398
Less: Net income attributable to noncontrolling interests	5	6	+ 1	+17%	11	13	+ 2	+15%

Net income attributable to controlling interests	$220	$209			$527	$385

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended June 30, 2010 vs. three months ended June 30, 2009
     The increase in revenues is primarily due to higher natural gas liquids (NGL) and crude oil marketing revenues and higher NGL production revenues at Midstream, reflecting higher average NGL and crude prices, partially offset by lower revenues from transportation imbalance settlements in 2010 compared to 2009 at Gas Pipeline.
     The increase in costs and operating expenses is primarily due to increased NGL and crude oil marketing purchases and NGL production costs at Midstream, reflecting higher average NGL, crude, and natural gas prices, partially offset by a decrease in costs associated with lower transportation imbalance settlements in 2010 compared to 2009 at Gas Pipeline.
     Other (income) expense — net within operating income in 2010 includes $11 million of involuntary conversion gains due to insurance recoveries that are in excess of the carrying value of Gulf assets, which were damaged by Hurricane Ike in 2008, and our Ignacio plant, which was damaged by a fire in 2007.
     The increase in operating income generally reflects an improved energy commodity price environment in the second quarter of 2010 compared to the second quarter of 2009.

Management’s Discussion and Analysis (Continued)
     Equity earnings increased primarily due to a $5 million increase from Aux Sable Liquid Products LP (Aux Sable) and a $5 million increase from Discovery Producer Services LLC (Discovery) at Midstream.
     Interest accrued — net increased due to the $3.5 billion of senior notes that were issued in February 2010 in conjunction with the Dropdown. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the debt issuance.
Six months ended June 30, 2010 vs. six months ended June 30, 2009
     The increase in revenues is primarily due to higher NGL and crude oil marketing revenues and higher NGL production revenues at Midstream, reflecting higher average NGL and crude prices, partially offset by lower revenues from transportation imbalance settlements in 2010 compared to 2009 and lower other service revenues at Gas Pipeline.
     The increase in costs and operating expenses is primarily due to increased NGL and crude oil marketing purchases and NGL production costs at Midstream, reflecting higher average NGL, crude, and natural gas prices, partially offset by a decrease in costs associated with lower transportation imbalance settlements in 2010 compared to 2009 at Gas Pipeline.
     Selling, general and administrative expenses decreased primarily due to lower pension and certain other employee-related expenses at Gas Pipeline.
     Other (income) expense — net within operating income in 2010 includes $11 million of involuntary conversion gains as previously discussed.
     General corporate expenses in 2010 includes $8 million of outside services incurred related to the Dropdown.
     The increase in operating income generally reflects an improved energy commodity price environment in 2010 compared to 2009.
     Equity earnings increased primarily due to an $19 million increase from Discovery and a $10 million increase from Aux Sable at Midstream.
     Interest accrued — net increased due to the $3.5 billion of senior notes that were issued in February 2010 in conjunction with the Dropdown. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the debt issuance.

Management’s Discussion and Analysis (Continued)
Results of Operations — Segments
Gas Pipeline
Overview of Six Months Ended June 30, 2010
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
Mobile Bay South expansion project
     In May 2009, we received approval from the FERC to construct a compression facility in Alabama allowing natural gas pipeline transportation service to various southbound delivery points. The cost of the project is estimated to be $34 million. The project was placed into service in May 2010 and increased capacity by 253 thousand dekatherms per day (Mdt/d).
Gas Pipeline master limited partnership
     As of June 30, 2010, we own approximately 47.7 percent of WMZ, including 100 percent of WMZ’s general partner and incentive distribution rights. Considering the presumption of control of the general partner, we consolidate WMZ within our Gas Pipeline segment. Gas Pipeline’s segment profit includes 100 percent of WMZ’s segment profit.
Outlook for the Remainder of 2010
Expansion Projects
85 North
     In September 2009, we received approval from the FERC to construct an expansion of our existing natural gas transmission system from Alabama to various delivery points as far north as North Carolina. The cost of the project is estimated to be $241 million. Phase I was placed into service in July 2010 and increased capacity by 90 Mdt/d. Phase II service is anticipated to begin in May 2011 and will increase capacity by 218 Mdt/d.
Mobile Bay South II
     In July 2010, we received approval from the FERC to construct additional compression facilities and modifications to existing facilities in Alabama allowing transportation service to various southbound delivery points. Construction is scheduled to begin in August 2010 and is estimated to cost $36 million. The estimated project in-service date is May 2011 and will increase capacity by 380 Mdt/d.
Sundance Trail
     In November 2009, we received approval from the FERC to construct approximately 16 miles of 30-inch pipeline between our existing compressor stations in Wyoming. The project also includes an upgrade to our existing compressor station and is estimated to cost $60 million. The estimated in-service date is November 2010 and will increase capacity by 150 Mdt/d.

Management’s Discussion and Analysis (Continued)
Period-Over-Period Operating Results

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Segment revenues	$380	$421	$787	$822

Segment profit	$148	$155	$317	$327

Three months ended June 30, 2010 vs. three months ended June 30, 2009
     Segment revenues decreased primarily due to $38 million lower transportation imbalance settlements (offset in costs and operating expenses) and a $9 million decrease in other service revenues due to reduced customer usage of our temporary natural gas loan and storage services. These decreases are partially offset by an increase in transportation revenues from expansion projects placed into service in 2009 by Transco and a $3 million sale of base gas from an abandoned storage field (offset in costs and operating expenses).
     Costs and operating expenses decreased $32 million, or 14 percent, primarily due to $38 million lower transportation imbalance settlements (offset in segment revenues), partially offset by $3 million related to the sale of base gas from an abandoned storage field (offset in segment revenues) and $2 million of higher depreciation expense.
     Other (income) expense — net reflects a $3 million gain on the sale of base gas from an abandoned storage field offset by $2 million related to the over collection of certain employee-related expenses (offset in segment revenues) that will be returned to our customers.
     Segment profit decreased primarily due to lower other services revenues.
Six months ended June 30, 2010 vs. six months ended June 30, 2009
     Segment revenues decreased primarily due to $32 million lower transportation imbalance settlements (offset in costs and operating expenses) and an $18 million decrease in other service revenues due to reduced customer usage of our temporary natural gas loan and storage services. These decreases are partially offset by a $9 million sale of base gas from an abandoned storage field (offset in costs and operating expenses) and an increase in transportation revenues from expansion projects placed into service in 2009 by Transco.
     Costs and operating expenses decreased $16 million, or 4 percent, primarily due to $32 million associated with lower transportation imbalance settlements (offset in segment revenues), partially offset by $9 million related to the sale of base gas from an abandoned storage field (offset in segment revenues) and $4 million of higher depreciation expense.
     Selling, general and administrative expenses decreased $9 million, or 11 percent, primarily due to lower employee-related expenses, including pension and other postretirement benefits.
     Other (income) expense — net reflects an $8 million gain on the sale of base gas from an abandoned storage field offset by $5 million related to the over collection of certain employee-related expenses (offset in segment revenues) that will be returned to our customers and $3 million of higher project development costs.
     Segment profit decreased primarily due to lower other service revenues and the other previously described changes.

Management’s Discussion and Analysis (Continued)
Midstream Gas & Liquids
Overview of Six Months Ended June 30, 2010
     Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers and utilizing our low cost-of-capital to invest in growing markets, including the deepwater Gulf of Mexico, the Marcellus Shale, and the western United States.
     Significant events during 2010 include the following:
Perdido Norte
     Our Perdido Norte project, in the western deepwater of the Gulf of Mexico, began start-up of operations late in the first quarter of 2010. The project includes a 200 million cubic feet per day (MMcf/d) expansion of our onshore Markham gas processing facility and a total of 184 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure. Shortly after an initial startup, production was suspended during the second quarter to address facility issues. Currently our facilities are fully commissioned and ready to receive production, which we expect to begin receiving in the third quarter of 2010.
Impact of Gulf Oil Spill
     Our transportation and processing assets in the Gulf of Mexico have not been significantly impacted by the Deepwater Horizon oil spill. Operations are normal at all facilities with the exception of increased air quality monitoring at our facilities in the eastern Gulf of Mexico. We have not experienced any operational or logistical issues that would hinder the safety of our employees or facilities. If exploration in the Gulf of Mexico is restricted, our expected future volumes will be reduced for the remainder of 2010. While it is too early to predict, if impacted producers reduce their offshore or onshore capital growth plans, our expected future volumes will be reduced more significantly in the long term. While we continue to carefully monitor the events and business environment in the Gulf of Mexico for potential negative impacts, we also continue to pursue major expansion and growth opportunities in the Gulf of Mexico, including the possible construction of deepwater pipelines and our deepwater floating production system referred to as Gulfstar.
Overland Pass Pipeline
     In July 2010, we notified our partner in OPPL of our election to exercise our option to purchase an additional ownership interest, which will provide us a 50 percent ownership interest in OPPL. The option price is estimated to be approximately $425 million. Subject to government approvals, we expect to close the transaction within the third quarter with an effective acquisition date of June 30, 2010. In 2006, we entered into an agreement to develop new pipeline capacity for transporting NGLs from production areas in the Rocky Mountain area to central Kansas. Our partner reimbursed us for the development costs we had incurred for the proposed pipeline and acquired 99 percent of the pipeline. We retained a 1 percent interest and the option to increase our ownership to 50 percent within two years of the pipeline becoming operational in November of 2008. As long as we retain a 50 percent ownership interest in OPPL, we have the right to become operator upon providing notice. OPPL includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Joules Basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term shipping agreement.
Volatile commodity prices
     Average per-unit NGL margins in the six months ending June 30, 2010 are significantly higher than the same period of 2009, benefiting from a period of increasing average NGL prices while abundant natural gas supplies limited the increase in natural gas prices. Benefits from favorable natural gas price differentials in the Rocky Mountain area have narrowed since the second quarter of 2009 such that our realized per-unit margins are only slightly greater than that of the industry benchmarks for natural gas processed in the Henry Hub area and for liquids fractionated and sold at Mont Belvieu, Texas.

Management’s Discussion and Analysis (Continued)
     NGL margins are defined as NGL revenues less any applicable BTU replacement cost, plant fuel, and third-party transportation and fractionation. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants.
Outlook for Remainder of 2010
     The following factors could impact our business in 2010.
Commodity price changes
•	While our per-unit NGL margins have declined from the first to the second quarter of 2010, we expect our average per-unit NGL margins in 2010 to be higher than our average per-unit margins in 2009 and our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude and natural gas prices are highly volatile and difficult to predict. NGL margins are highly dependent upon continued demand within the global economy. Forecasted domestic and global demand for polyethylene, or plastics, has been impacted by the weakness in the global economy. In addition, projected new third party international ethylene production capacity may lower future demand for domestic ethylene. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

Management’s Discussion and Analysis (Continued)
•	As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 20 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink gas requirements for the remainder of 2010. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $117 million. The following table presents our energy commodity derivatives, including derivatives entered into as of July 15, 2010.

			Weighted
		Volumes	Average Hedge
	Period	Hedged	Price
			(per gallon)
Designated as hedging instruments:
NGL sales — ethane (million gallons)	July - September 2010	6.3	$0.58
NGL sales — propane (million gallons)	July - December 2010	63.7	$1.16
NGL sales — isobutane (million gallons)	July - December 2010	12.7	$1.54
NGL sales — normal butane (million gallons)	July - December 2010	19.1	$1.50
NGL sales — natural gasoline (million gallons)	July - December 2010	24.5	$1.84
			(per MMbtu)
Natural gas purchases (Tbtu)	July - December 2010	11.8	$4.57
Gathering, processing, and NGL sales volumes
•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities. While it is too early to predict the ultimate impact of the Gulf oil spill, our future volumes will likely be reduced for the remainder of 2010 if exploration in the Gulf of Mexico is restricted or if producers reduce their offshore or onshore capital growth plans. Our customers are generally large producers, and we have not experienced and do not anticipate an overall significant decline in volumes due to reduced drilling activity.

•	In our onshore businesses, we expect higher fee revenues, NGL volumes, depreciation expense and operating expenses in 2010 compared to 2009 as our Willow Creek facility moves into a full year of operation, and our expansion at Echo Springs is completed late in 2010.

•	We expect fee revenues, NGL volumes, depreciation expense, and operating expenses in our Gulf Coast businesses to increase from 2009 levels with our Perdido Norte expansion operations, which we expect to contribute to segment profit beginning in the third quarter of 2010. Increased volumes from our Perdido Norte expansion are expected to be partially offset by lower volumes in other Gulf Coast areas due to natural declines.
Expansion Projects
     Ongoing major expansion projects include:
•	Additional processing and NGL production capacities at our Echo Springs facility and related gathering system expansions in the Wamsutter area of Wyoming, which we expect to be in service in the fourth quarter of 2010.

•	A 28-mile natural gas gathering pipeline in the Marcellus Shale region which we will construct and operate in conjunction with a long-term agreement with a major producer. Construction on the 20-inch pipeline, which will deliver gas into the Transco pipeline, is expected to begin in the first quarter of 2011 and be completed during 2011.

Management’s Discussion and Analysis (Continued)
•	Additional capital to be invested within our Laurel Mountain Midstream, LLC (Laurel Mountain) equity investment to grow the existing gathering infrastructure with additional pipeline miles, compression, and well-connects in 2010 and beyond. Laurel Mountain will also benefit from a recent joint venture transaction between its anchor customer and a third-party drilling partner, which we expect to provide the funding to accelerate the customer’s drilling plans and grow their leasehold position in the Marcellus Shale region dedicated to Laurel Mountain gathering services.

•	We intend to pursue construction of a 450 MMcf/d cryogenic gas processing facility to be located at the Williams’ Exploration & Production Parachute plant complex capable of recovering up to 25 Mbbls/d of NGLs. Production from Williams’ Exploration & Production in the Piceance valley and highlands currently exceeds the processing capacity at the Willow Creek plant. The new Parachute plant is expected to be in service in 2013 and will process Williams’ Exploration & Production’s equity production from its existing treatment facilities. This proposed project is subject to certain final approvals.
Period-Over-Period Operating Results

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Millions)		(Millions)
Segment revenues	$987	$663	$2,038	$1,221

Segment profit	$198	$130	$443	$210

Three months ended June 30, 2010 vs. three months ended June 30, 2009
     The increase in segment revenues is largely due to:
•	A $213 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are more than offset by similar changes in marketing purchases.

•	A $100 million increase in revenues associated with the production of NGLs reflecting an increase of $91 million associated with a 56 percent increase in average NGL per-unit sales prices.

•	An $8 million increase in fee revenues primarily due to new fees for processing natural gas production at Willow Creek, partially offset by reduced fees from lower deepwater gathering and transportation volumes.
     Segment costs and expenses increased $265 million, or 49 percent, primarily as a result of:
•	A $232 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes more than offset similar changes in marketing revenues.

•	A $37 million increase in costs associated with the production of NGLs due primarily to a 50 percent increase in average natural gas prices.

•	An $11 million favorable change related to involuntary conversion gains due to insurance recoveries in excess of the carrying value of our Ignacio plant, which was damaged by a fire in 2007, and Gulf assets which were damaged by Hurricane Ike in 2008.
     The increase in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses and higher equity earnings. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.

Management’s Discussion and Analysis (Continued)
     The increase in Midstream’s segment profit includes:
•	A $63 million increase in NGL production margins reflecting:
•	A $56 million increase in the onshore businesses’ NGL margins reflecting a 61 percent increase in average NGL prices, partially offset by an increase in production costs reflecting a 63 percent increase in average natural gas prices. NGL equity volumes were 7 percent higher due primarily to new production at Willow Creek.

•	A $7 million increase in the Gulf Coast businesses’ NGL margins reflecting a $13 million increase related to commodity price changes including a 45 percent increase in average NGL prices, partially offset by a 31 percent increase in average natural gas prices. NGL equity volumes sold were 18 percent lower primarily due to an isolated mechanical issue that reduced the Boomvang gas production flow and natural field declines.
•	An $11 million favorable change related to involuntary conversion gains as previously discussed.

•	A $9 million increase in equity earnings related to a $5 million increase from Aux Sable primarily due to higher processing margins and a $5 million increase from Discovery primarily due to higher processing margins and new volumes from an expansion completed in 2009.

•	An $8 million increase in fee revenues as previously discussed.

•	A $19 million decrease in margins related to the marketing of NGLs and crude primarily due to unfavorable changes in pricing while product was in transit in 2010 as compared to favorable changes in pricing while product was in transit in 2009.
Six months ended June 30, 2010 vs. six months ended June 30, 2009
     The increase in segment revenues is largely due to:
•	A $506 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are more than offset by similar changes in marketing purchases.

•	A $288 million increase in revenues associated with the production of NGLs reflecting an increase of $255 million associated with a 76 percent increase in average NGL per-unit sales prices and an increase of $33 million associated with a 12 percent increase in ethane volumes sold and a 3 percent increase in non-ethane volumes sold.

•	A $15 million increase in fee revenues primarily due to new fees for processing natural gas production at Willow Creek, partially offset by reduced fees from lower deepwater gathering and transportation volumes.
     Segment costs and expenses increased $613 million, or 60 percent, primarily as a result of:
•	A $527 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes more than offset similar changes in marketing revenues.

•	A $90 million increase in costs associated with the production of NGLs reflecting an increase of $77 million associated with a 44 percent increase in average natural gas prices and an increase of $13 million associated with an 8 percent increase in gas volumes for BTU replacement cost and plant fuel.

•	A $12 million favorable change related to involuntary conversion gains due to insurance recoveries in excess of the carrying value of our Ignacio plant, which was damaged by a fire in 2007, and Gulf assets which were damaged by Hurricane Ike in 2008.

Management’s Discussion and Analysis (Continued)
     The increase in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses and higher equity earnings. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.
     The increase in Midstream’s segment profit includes:
•	A $198 million increase in NGL production margins reflecting:
•	A $158 million increase in the onshore businesses’ NGL margins reflecting an 81 percent increase in average NGL prices, partially offset by an increase in production costs reflecting a 50 percent increase in average natural gas prices. NGL equity volumes were 6 percent higher due primarily to new production at Willow Creek.

•	A $40 million increase in the Gulf Coast businesses’ NGL margins reflecting a $39 million increase related to commodity price changes including a 60 percent increase in average NGL prices, partially offset by a 27 percent increase in average natural gas prices. NGL equity volumes sold were 15 percent higher reflecting a 36 percent increase in ethane volumes sold, partially offset by a 2 percent decrease in non-ethane volumes sold. Favorable impacts including low recoveries in the first quarter of 2009 driven by unfavorable NGL economics and decreasing inventory in the first quarter of 2010 compared to increasing inventory in the first quarter of 2009 are partially offset by natural field declines and an isolated mechanical issue that reduced the Boomvang gas production flow.
•	A $29 million increase in equity earnings, primarily due to an $19 million increase from Discovery due primarily to recovery from the impact of the 2008 hurricanes, new volumes from an expansion completed in 2009 and higher processing margins. In addition, equity earnings from Aux Sable are $10 million higher primarily due to higher processing margins.

•	A $15 million increase in fee revenues as previously discussed.

•	A $12 million favorable change related to involuntary conversion gains as previously discussed.

•	A $21 million decrease in margins related to the marketing of NGLs and crude primarily due to unfavorable changes in pricing while product was in transit in 2010 as compared to favorable changes in pricing while product was in transit in 2009.

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
     We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2010:
•	We increased our per-unit quarterly distribution from $0.6575 to $0.6725 beginning with the distribution with respect to the second quarter of 2010.

•	We expect to fund capital and investment expenditures, debt service payments, distributions to unitholders and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, cash proceeds from common unit and/or long-term debt issuances and utilization of our revolving credit facility as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.375 billion and $1.775 billion in 2010.
Liquidity
     Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2010. Our internal and external sources of liquidity include:
•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Cash proceeds from offerings of our common units and/or long-term debt;

•	Capital contributions from Williams pursuant to the omnibus agreement;

•	Use of our credit facility, as needed and available.

We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and/or general partner.

Management’s Discussion and Analysis (Continued)
     Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:
•	Lower than expected levels of cash flow from operations.

•	Sustained reductions in energy commodity prices from expected 2010 levels.

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms for which our aggregate policy limit is $75 million in the event of a material loss.
Available Liquidity

June 30, 2010
(Millions)
Cash and cash equivalents	$218
Available capacity under our $1.75 billion three-year senior unsecured credit facility (expires February 15, 2013) (1)	1,750

$1,968

(1)	The full amount of the credit facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $250 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the credit facility to the extent not otherwise utilized by us.
We expect our available liquidity will be reduced by approximately $425 million in the third quarter related to our acquisition of an increased interest in OPPL. (See Results of Operation – Segments, Midstream Gas & Liquids.)
Shelf Registration
     On October 28, 2009, we filed a shelf registration statement as a well-known seasoned issuer that allows us to issue an unlimited amount of registered debt and limited partnership unit securities.
Distributions from Equity Method Investees
     Our equity method investees’ organizational documents require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. Our more significant equity method investees include: Aux Sable, Discovery, Gulfstream and Laurel Mountain.
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

Management’s Discussion and Analysis (Continued)
Credit Facility
     At June 30, 2010, we have a $1.75 billion three-year senior unsecured revolving credit facility (Credit Facility) with Transco and Northwest Pipeline, as co-borrowers, and Citibank, N.A. as the administrative agent, and certain other lenders named therein. The full amount of the Credit Facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $250 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by us. We utilized $250 million of the Credit Facility to repay a term loan that was outstanding under our previous credit facility. As of June 30, 2010 no loans or letters of credit were outstanding under the Credit Facility.
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
     In addition, we are required to maintain a ratio of debt to EBITDA (each as defined in the Credit Facility) of no greater than 5 to 1 for us and our consolidated subsidiaries. For each of Transco and Northwest Pipeline and their respective consolidated subsidiaries, the ratio of debt to capitalization (defined as net worth plus debt) is not permitted to be greater than 55 percent. Each of the above ratios is tested at the end of each fiscal quarter, and the debt to EBITDA ratio will be measured on a rolling four-quarter basis (with the full year measured on an annualized basis). At June 30, 2010, we are in compliance with these covenants.
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

Management’s Discussion and Analysis (Continued)
     With respect to Fitch, a rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” is considered speculative grade. Fitch may add a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
     Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of June 30, 2010, we estimate that a downgrade to a rating below investment grade would require us to post up to $75 million in additional collateral with third parties.
Capital Expenditures
     Each of our businesses is capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital requirements of these businesses consist primarily of:
•	Maintenance capital expenditures, which are generally not discretionary, include (1) capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, (2) expenditures which are mandatory and/or essential to comply with laws and regulations and maintain the reliability of our operations, and (3) certain well connection expenditures.

•	Expansion capital expenditures, which are generally more discretionary than maintenance capital expenditures, include (1) expenditures to acquire additional assets to grow our business, to expand and upgrade plant or pipeline capacity and to construct new plants, pipelines and storage facilities and (2) well connection expenditures which are not classified as maintenance expenditures.
     The following table provides summary information related to our actual and expected capital expenditures for 2010. These amounts reflect total increases to property, plant and equipment including accrued amounts:

	Maintenance		Expansion		Total
	2010	Six Months Ended	2010	Six Months Ended	2010	Six Months Ended
Segment	Estimate	June 30, 2010	Estimate	June 30, 2010	Estimate	June 30, 2010
	(Millions)
Gas Pipeline	$210-230	$57	$300-350	$81	$510-580	$138
Midstream	105-125	21	795-975	123	900-1,100	144

Total	$315-355	$78	$1,095-1,325	$204	$1,410-1,680	$282
Cash Distributions to Unitholders
     We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. However, Williams waived its incentive distribution rights related to the 2009 distribution periods. In April, 2010, we increased our quarterly distribution from $0.6350 to $0.6575 per unit effective with our distribution with respect to the first quarter of 2010. As part of the consideration for the Dropdown, we issued 203 million Class C limited partnership units to Williams, which are identical to our common limited partnership units except that for the first quarter of 2010 they received a prorated quarterly distribution since they were not outstanding during the full quarterly period. These Class C units automatically converted into our common limited partnership units on May 10, 2010. We have increased our quarterly distribution from $0.6575 to $0.6725 per unit. The full amount of this distribution with respect to the second quarter of 2010 will be approximately $221 million, which will be paid on August 13, 2010, to the general and limited partners of record at the close of business on August 6, 2010.

Management’s Discussion and Analysis (Continued)
Sources (Uses) of Cash

	Six months ended June 30, 2010
	2010	2009
	(Millions)
Net cash provided (used) by:
Operating activities	$967	$637
Financing activities	2,846	(151)
Investing activities	(3,748)	(518)

Increase (decrease) in cash and cash equivalents	$65	$(32)

     Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2010 increased from the same period in 2009 primarily due to higher operating income.
     Financing Activities
     Significant transactions include:
•	$3.5 billion of net proceeds from the issuance of senior unsecured notes in 2010.

•	$250 million received from revolver borrowings on our $1.75 billion unsecured credit facility in February 2010 to repay term loan. As of June 30, 2010, no loans are outstanding on this credit facility (see Note 3 of Notes to Consolidated Financial Statements).

•	$189 million and $76 million in 2010 and 2009, respectively, related to cash distributions paid to unit holders.
     Investing Activities
     Significant transactions include:
•	$3.4 billion related to the cash consideration paid to Williams in the Dropdown transaction in 2010.

•	Capital expenditures in 2010 and 2009 totaled $339 million and $376 million, respectively.

•	$100 million cash payment in 2009 for our 51 percent ownership interest in the joint venture Laurel Mountain.

•	$73 million of cash received in 2009 as a distribution from Gulfstream following its debt offering.
     Off-Balance Sheet Arrangements
     We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at June 30, 2010.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Dropdown and related debt issuance had a significant impact on our debt portfolio but did not materially change our interest rate risk exposure. (See Note 3 of Notes to Consolidated Financial Statements.)
Commodity Price Risk
     We are exposed to the impact of fluctuations in the market price of natural gas liquids (NGL) and natural gas, as well as other market factors, such as market volatility and commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets and our long-term energy-related contracts. We manage a portion of the risks associated with these market fluctuations using various derivative contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 5 of Notes to Consolidated Financial Statements.)
     We measure the risk in our portfolio using a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolio. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolio. Our value-at-risk model uses a Monte Carlo method to simulate hypothetical movements in future market prices and assumes that, as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in fair value of the portfolio will not exceed the value at risk. The simulation method uses historical correlations and market forward prices and volatilities. In applying the value-at-risk methodology, we do not consider that the simulated hypothetical movements affect the positions or would cause any potential liquidity issues, nor do we consider that changing the portfolio in response to market conditions could affect market prices and could take longer than a one-day holding period to execute. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk given market liquidity and our own credit and liquidity constraints. Our derivative contracts are contracts held for nontrading purposes and hedge a portion of our commodity price risk exposure from NGL sales and natural gas purchases.
     The value at risk was $1.9 million at June 30, 2010 and $0.1 million at December 31, 2009.
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
Second-Quarter 2010 Changes in Internal Controls
     There have been no changes during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information called for by this item is provided in Note 7 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
     Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:
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
     Certain environmental and other groups have suggested that additional laws and regulations may be needed to more closely regulate the hydraulic fracturing process commonly used in natural gas production and legislation has been proposed in Congress to provide for such regulation. We cannot predict whether any federal, state or local legislation or regulation will be enacted in this area and if so, what its provisions would be. If additional levels of reporting, regulation and permitting were required, our operations and those of our customers could be adversely affected.
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

Item 6. Exhibits

Exhibit
No.		Description

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, and 6 (filed on February 25, 2010 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)
By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans Ted T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)
July 29, 2010

EXHIBIT INDEX

Exhibit
No.		Description

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, and 6 (filed on February 25, 2010 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith.

(2)	Furnished herewith.