Form 10-K
period 2010-12-31
Williams Partners L.P.
filed 2011-02-24
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common units held by non-affiliates based on the closing sale price of such units as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second quarter was approximately $1,789,200,841. This figure excludes common units beneficially owned by the directors and executive officers of Williams Partners GP LLC, our general partner.
     The registrant had 289,844,575 common units outstanding as of February 24, 2011.
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
     LNG: Liquefied natural gas. Natural gas which has been liquefied at cryogenic temperatures.
     NGLs: Natural gas liquids. Natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels and gasoline additives, among other applications.
     NGL margins: NGL revenues less Btu replacement cost, plant fuel, transportation and fractionation.
     Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest, including principally Discovery, Gulfstream, Laurel Mountain, and Overland Pass Pipeline.
     Pipeline Entities: Our regulated pipeline entities, including principally Northwest Pipeline, Transco, Gulfstream, Discovery, and Black Marlin Pipeline LLC.
     Throughput: The volume of product transported or passing through a pipeline, plant, terminal or other facility.

PART I
Items 1. Business
     Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or like terms refer to Williams Partners L.P. and its subsidiaries. Unless the context clearly indicates otherwise, references to “we,” “our,” and “us” include the operations of our Partially Owned Entities in which we own interests accounted for as equity investments that are not consolidated in our financial statements. When we refer to our Partially Owned Entities by name, we are referring exclusively to their businesses and operations.
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
     Our Internet website is http://www.williamslp.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charter of the Audit Committee of our general partner’s Board of Directors are also available on our Internet website under the “Investor Relations” caption. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our general partner’s Corporate Secretary at Williams Partners L.P., One Williams Center, Suite 4700, Tulsa, Oklahoma 74172.
GENERAL
     We are a publicly traded Delaware limited partnership formed by The Williams Companies, Inc. (Williams) in February 2005. We were formed to own, operate and acquire a diversified portfolio of complementary energy assets. We focus on natural gas transportation; gathering; treating and processing; storage; NGL fractionation; and oil transportation.
     Our assets were owned by Williams prior to: (i) the initial public offering (IPO) of our common units in August 2005, (ii) our acquisition of Williams Four Corners LLC (Four Corners) in 2006, (iii) our acquisition of an additional 20 percent ownership percentage of Discovery Producer Services LLC (Discovery) in 2007, (iv) our acquisition of ownership interests in Wamsutter in 2007, (v) our acquisition of assets in the February 2010 Dropdown described below and (vi) our acquisition of certain gathering and processing assets in the Piceance Basin in November 2010 (the Piceance Acquisition). Williams indirectly owns an approximate 73 percent limited partnership interest in us and all of our 2 percent general partner interest.
     Williams is primarily an integrated natural gas company with 2010 revenues in excess of $9.6 billion that trades on the New York Stock Exchange under the symbol “WMB.” Williams primarily finds, produces, gathers, processes and transports natural gas.
     Our principal executive offices are located at One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 918-573-2000.

FINANCIAL INFORMATION ABOUT SEGMENTS
     See Part II, Item 8 — Financial Statements and Supplementary Data.
NARRATIVE DESCRIPTION OF BUSINESS
     On February 17, 2010, we closed a transaction (the Dropdown) with our general partner, our operating company, Williams and certain of its subsidiaries, pursuant to which Williams contributed to us the ownership interests in the entities that made up its Gas Pipeline and Midstream Gas & Liquids (Midstream) businesses to the extent not already owned by us, including Williams’ limited and general partner interests in Williams Pipeline Partners L.P. (WMZ), but excluding its Canadian, Venezuelan and olefins operations, and 25.5 percent of Gulfstream Natural Gas System, L.L.C.(Gulfstream), collectively defined as, the Contributed Entities.
     This contribution was made in exchange for aggregate consideration of:
•	$3.5 billion in cash, less certain expenses incurred by us and other post closing adjustments, which we financed by issuing $3.5 billion of senior unsecured notes (see Note 12 of our Notes to Consolidated Financial Statements);

•	203 million of our Class C limited partnership units, which automatically converted into our common limited partnership units on May 10, 2010;

•	An increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest.
     Operations of our businesses after the Dropdown continue to be located in the United States. We manage our business and analyze our results of operations on a segment basis. After the Dropdown, our operations are divided into two business segments:
•	Gas Pipeline — this segment includes our interstate natural gas pipelines and pipeline joint venture investments.

•	Midstream Gas & Liquids — this segment includes our natural gas gathering, treating and processing business and is comprised of several wholly owned and partially owned subsidiaries.
     Detailed discussion of each of our business segments follows.
Gas Pipeline
     We own and operate a combined total of approximately 13,900 miles of pipelines with a total annual throughput of approximately 2,800 TBtu of natural gas and peak-day delivery capacity of approximately 13 MMdt of natural gas. Gas Pipeline consists primarily of Transcontinental Gas Pipeline Company, LLC (Transco) and Northwest Pipeline GP (Northwest Pipeline). Gas Pipeline also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 24.5 percent interest in Gulfstream. During third quarter 2010, we completed our merger with WMZ, a publicly traded master limited partnership that was formed by Williams in 2007. All of WMZ’s common and subordinated units have been extinguished and WMZ is wholly owned by us. WMZ has been delisted and is no longer publicly traded.
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

Pipeline system and customers
     At December 31, 2010, Transco’s system had a mainline delivery capacity of approximately 4.9 MMdt of natural gas per day from its production areas to its primary markets. Using its Leidy Line along with market-area storage and transportation capacity, Transco can deliver an additional 3.9 MMdt of natural gas per day for a system-wide delivery capacity total of approximately 8.8 MMdt of natural gas per day. Transco’s system includes 45 compressor stations, four underground storage fields, and an LNG storage facility. Compression facilities at sea level-rated capacity total approximately 1.5 million horsepower.
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
     Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 billion cubic feet of gas. At December 31, 2010, our customers had stored in our facilities approximately 154 Bcf of natural gas. In addition, wholly owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, LLC, a LNG storage facility with 4 billion cubic feet of storage capacity. Storage capacity permits Transco’s customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
Transco expansion projects
     The pipeline projects listed below were completed during 2010 or are future significant pipeline projects for which Transco has customer commitments.
     Mobile Bay South
     The Mobile Bay South Expansion Project involved the addition of compression at Transco’s Station 85 in Choctaw County, Alabama, to allow Transco to provide firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In May 2009, Transco received approval from the FERC. The capital cost of the project was $32 million. The project was placed into service in May 2010 and increased capacity by 254 Mdt/d.
     Mobile Bay South II
     The Mobile Bay South II Expansion Project involves the addition of compression at Transco’s Station 85 in Choctaw County, Alabama, and modifications to existing facilities at Transco’s Station 83 in Mobile County, Alabama, to allow Transco to provide additional firm transportation service southbound on the Mobile Bay line from Station 85 to various delivery points. In July 2010 Transco received approval from the FERC. The capital cost of the project is estimated to be approximately $35 million, and it will increase capacity by 380 Mdt/d. Transco plans to place the project into service by May 2011.
     85 North
     The 85 North Expansion Project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in Choctaw County, Alabama, to various delivery points as far north as North Carolina. In September 2009, Transco received approval from the FERC. The capital cost of the project is estimated to be approximately $236 million, and it will increase capacity by 309 Mdt/d. The first phase for 90 Mdt/d, was placed into service in July 2010, and the second phase is expected to be placed into service in May 2011.

     Mid-South
     The Mid-South Expansion Project involves an expansion of Transco’s mainline from Station 85 in Choctaw County, Alabama, to markets as far downstream as North Carolina. In October 2010 Transco filed an application with the FERC. The capital cost of the project is estimated to be approximately $219 million. Transco plans to place the project into service in phases in September 2012 and June 2013, and it will increase capacity by 225 Mdt/d.
     Mid-Atlantic Connector Project
     The Mid-Atlantic Connector Project involves an expansion of Transco’s mainline from an existing interconnection in North Carolina to markets as far downstream as Maryland. In November 2010 Transco filed an application with the FERC. The capital cost of the project is estimated to be approximately $55 million. Transco plans to place the project into service in November 2012, and it will increase capacity by 142 Mdt/d.
     Rockaway Delivery Lateral Project
     The Rockaway Delivery Lateral Project involves the construction of a three-mile offshore lateral to a distribution system in New York. Transco anticipates filing an application with the FERC in the fourth quarter of 2011. The capital cost of the project is estimated to be approximately $159 million. Transco plans to place the project into service as early as November 2013, and its capacity will be 647 Mdt/d.
     Northeast Supply Link Project
     The Northeast Supply Link Project involves an expansion of Transco’s existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. Transco anticipates filing an application with the FERC in the fourth quarter of 2011. The capital cost of the project is estimated to be approximately $341 million. Transco plans to place the project into service in November 2013, and it will increase capacity by 250 Mdt/d.
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
Pipeline system and customers
     At December 31, 2010, Northwest Pipeline’s system, having long-term firm transportation agreements including peaking service of approximately 3.8 Bcf/d, was composed of approximately 3,900 miles of mainline and lateral transmission pipelines and 41 transmission compressor stations having a combined sea level-rated capacity of approximately 477,000 horsepower.
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
     Northwest Pipeline owns a one-third interest in the Jackson Prairie underground storage facility in Washington and contracts with a third party for storage service in the Clay Basin underground field in Utah. Northwest Pipeline also owns and operates an LNG storage facility in Washington. These storage facilities have an aggregate working gas storage capacity of 13.2 Bcf of natural gas, which is substantially utilized for third party natural gas, and firm delivery capability of approximately 700 MMcf/d enable Northwest Pipeline to provide storage services to its customers and to balance daily receipts and deliveries.
Northwest Pipeline expansion project
     Sundance Trail
     In November 2009, we received approval from the FERC to construct approximately 16 miles of 30-inch pipeline between our existing compressor stations in Wyoming as well as an upgrade to our existing Vernal, Utah compressor station. The total estimated cost of the project is approximately $50 million. We placed the project in service in November 2010 with an increase in capacity of 150 Mdt/d.
Gulfstream
     Gulfstream is a natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. We own, through a subsidiary, a 24.5 percent interest in Gulfstream while our General Partner, Williams, owns a 25.5 percent interest through a subsidiary. Spectra Energy Corporation through its subsidiary, and Spectra Energy Partners, LP, owns the additional 50 percent interest. We share operating responsibilities for Gulfstream with Spectra Energy Corporation.
Gulfstream expansion project
     The Gulfstream Phase V expansion involves the addition of compression to provide 35 Mdt/d of firm capacity by April 2011. The estimated capital cost of this expansion is approximately $44 million with our share being 24.5 percent of such cost.
Midstream Gas & Liquids
     Our Midstream Gas and Liquids segment (Midstream), one of the nation’s largest natural gas gatherers and processors, has primary service areas concentrated in major producing basins in Colorado, New Mexico, Wyoming, the Gulf of Mexico and Pennsylvania. Midstream’s primary businesses—natural gas gathering, treating, and processing; NGL fractionation, storage and transportation; and oil transportation—fall within the middle of the process of taking raw natural gas and crude oil from the producing fields to the consumer.
     Key variables for our business will continue to be:
•	Retaining and attracting customers by continuing to provide reliable services;

•	Revenue growth associated with additional infrastructure either completed or currently under construction;

•	Disciplined growth in our core service areas and new step-out areas;

•	Prices impacting our commodity-based processing activities.
One of Midstream’s customers, ONEOK Hydrocarbon LP, accounted for 17 percent and 10 percent of our consolidated revenues in 2010 and 2009, respectively. These revenues were generated by our NGL marketing business. There were no customers for which our sales exceeded 10 percent of our consolidated revenues in 2008.
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
     Although a large portion of our gas processing services are performed for a volumetric-based fee, a portion of our gas processing agreements are commodity-based and include two distinct types of commodity exposure. The first type includes “keep-whole” processing agreements whereby we own the rights to the value from NGLs recovered at our plants and we have the obligation to replace the lost heating value with natural gas. Under these agreements, we are exposed to the spread between NGL prices and natural gas prices. The second type consists of “percent-of-liquids” agreements whereby we receive a portion of the extracted liquids with no direct exposure to the price of natural gas. Under these agreements, we are only exposed to NGL price movements. NGLs we retain in connection with both of these types of processing agreements are referred to as our equity NGL production. Our gathering and processing agreements have terms ranging from month-to-month to the life of the producing lease. Generally, our gathering and processing agreements are long-term agreements.
     Our gas gathering and processing customers are generally natural gas producers who have proved and/or producing natural gas fields in the areas surrounding our infrastructure. During 2010, these operations gathered and processed gas for approximately 215 gas gathering and processing customers. Our top 6 gathering and processing customers, one of which is an affiliate, accounted for approximately 50 percent of our gathering and processing revenue.
     In addition to our natural gas assets, we own and operate four deepwater crude oil pipelines and own two production platforms serving the deepwater in the Gulf of Mexico. Our crude oil transportation revenues are typically volumetric-based fee arrangements. However, a portion of our marketing revenues are recognized from purchase and sale arrangements whereby the oil that we transport is purchased and sold as a function of the same index-based price. Our offshore floating production platforms provide centralized services to deepwater producers such as compression, separation, production handling, water removal and pipeline landings. Revenue sources have historically included a combination of fixed-fee, volumetric-based fee and cost reimbursement arrangements. Fixed fees associated with the resident production at our Devils Tower facility are recognized on a units-of-production basis.
     Geographically, our Midstream natural gas assets are positioned to maximize commercial and operational synergies with Williams’ and our other assets. For example, most of our offshore gathering and processing assets attach, and process or condition natural gas supplies delivered, to the Transco pipeline. Also, our gathering and processing facilities in the San Juan and Piceance basins handle approximately 92 percent of Williams’ Exploration & Production segment’s equity production in these basins. Our San Juan basin, southwest Wyoming and Willow Creek systems deliver residue gas volumes into Northwest Pipeline’s interstate system in addition to third-party interstate systems.
Onshore region gathering, processing and treating
     We own and/or operate gas gathering, processing and treating assets within the states of Wyoming, Colorado, New Mexico and in Pennsylvania.
     In the Rocky Mountain area, our assets include:

•	Approximately 3,500 miles of gathering pipelines with a capacity of nearly 1 Bcf/d and over 4,000 receipt points serving the Wamsutter and southwest Wyoming areas in Wyoming;
•	Opal and Echo Springs processing plants with a combined daily inlet capacity of over 2.2 Bcf/d and NGL processing capacity of nearly 125 Mbbls/d, including the addition of a fourth cryogenic processing train at the Echo Springs plant which began processing in the fourth quarter of 2010.
In the Four Corners area, our assets include:
•	Approximately 3,800 miles of gathering pipelines with a capacity of nearly 2 Bcf/d and approximately 6,500 receipt points serving the San Juan basin in New Mexico and Colorado;
•	Ignacio, Kutz and Lybrook processing plants with a combined daily inlet capacity of 765 MMcf/d and NGL processing capacity of approximately 40 Mbbls/d. The Ignacio plant also has the capacity to produce slightly more than 1 Mbbls/d of LNG;
•	Milagro and Esperanza natural gas treating plants, which remove carbon dioxide but do not extract NGLs, with a combined daily inlet capacity of 750 MMcf/d. At our Milagro facility, we also use gas-driven turbines to produce approximately 60 mega-watts per day of electricity which we primarily sell into the local electrical grid.
In the Piceance basin in Colorado, our assets include:
•	The Willow Creek processing plant, a 450 MMcf/d cryogenic natural gas processing plant in western Colorado’s Piceance basin, designed to recover 30 Mbbls/d of NGLs. The plant is currently operating at its designed inlet capacity. In the current processing arrangement with Williams’ Exploration & Production segment, Midstream receives a volumetric-based processing fee and a percent of the NGLs extracted.
•	Approximately 150 miles of gathering pipeline and the Parachute Plant Complex along with three other treating facilities with a combined processing capacity of 1.2 Bcf/d, acquired in the fourth quarter of 2010 from Williams.
•	Parachute Lateral, a 38-mile, 30-inch diameter line transporting gas from the Parachute area to the Greasewood hub and White River hub in northwest Colorado. Our Willow Creek plant processes gas flowing through the Parachute Lateral.
•	PGX pipeline delivering NGLs previously transported by truck from Williams’ Exploration & Production segment’s existing Parachute area processing plants to a major NGL transportation pipeline system.
In the Appalachian basin in Pennsylvania, our assets include:
•	Approximately 75 miles of gathering pipelines and two compressor stations in Susquehanna County, Pennsylvania in the Marcellus Shale, acquired in the fourth quarter of 2010. We have agreed to a new long-term dedicated gathering agreement with the seller for its production in the northeast Pennsylvania area of the Marcellus Shale. The acquired system will connect into the Transco pipeline with our 33-mile, 24-inch diameter Springville gathering pipeline. Construction on the Springville pipeline is expected to begin in the first quarter of 2011 and be completed during 2011.

Gulf region gathering, processing and treating
     We own and/or operate gas gathering and processing assets and crude oil pipelines primarily within the onshore and offshore shelf and deepwater areas in and around the Gulf Coast states of Texas, Louisiana, Mississippi, and Alabama. We own:
•	Approximately 800 miles of onshore and offshore natural gas gathering pipelines with a combined capacity of approximately 3.7 Bcf/d, including:
•	The 115-mile deepwater Seahawk gas pipeline in the western Gulf of Mexico, flowing into our Markham processing plant and serving the Boomvang and Nansen field areas;

•	The 105-mile deepwater Perdido Norte gas pipeline in the western Gulf of Mexico, which began transporting gas in the third quarter of 2010 from a third-party producer’s floating production facility into our existing Seahawk gathering system, which flows into our Markham processing plant;

•	The 139-mile Canyon Chief gas pipeline, including the Blind Faith extension, in the eastern Gulf of Mexico, flowing into our Mobile Bay processing plant and serving the Devils Tower, Triton, Goldfinger, Bass Lite and Blind Faith fields;
•	Mobile Bay and Markham processing plants with a combined daily inlet capacity of 1.2 Bcf/d and NGL handling capacity of 75 Mbbls/d, including the 2010 expansion of the Markham plant to accommodate production volumes from the Perdido Norte gas pipeline;

•	Canyon Station production platform, which brings natural gas to specifications allowable by major interstate pipelines but does not extract NGLs, with a daily inlet capacity of 500 MMcf/d;

•	Four deepwater crude oil pipelines with a combined length of nearly 400 miles and capacity of 475 Mbbls/d including:
•	BANJO pipeline running parallel to the Seahawk gas pipeline delivering production from two producer-owned spar-type floating production systems; and delivering production to our shallow-water platform at Galveston Area Block A244 (GA-A244) and then onshore through ExxonMobil’s Hoover Offshore Oil Pipeline System (HOOPS);

•	Perdido Norte pipeline running parallel to the Perdido Norte gas pipeline which began transporting oil in the third quarter of 2010 from a third-party producer’s floating production facility and then onshore through HOOPS;

•	Alpine pipeline in the central Gulf of Mexico, serving the Gunnison field, and delivering production to GA-A244 and then onshore through HOOPS under a joint tariff agreement;

•	Mountaineer pipeline, including the Blind Faith extension, which connects to similar production sources as our Canyon Chief pipeline, ultimately delivering production to a terminal in Plaquemines Parish, Louisiana;
•	Devils Tower production platform located in Mississippi Canyon Block 773, approximately 150 miles south-southwest of Mobile, Alabama and serving production from the Devils Tower, Triton, Goldfinger and Bass Lite fields. Located in 5,610 feet of water, it is one of the world’s deepest dry tree spars. The platform, which is operated by ENI Petroleum on our behalf, is capable of handling 210 MMcf/d of natural gas and 60 Mbbls/d of oil.
NGL Marketing Services
     In addition to our gathering and processing operations, we market NGL products to a wide range of users in the energy and petrochemical industries. The NGL marketing business transports and markets equity NGLs from the production at our processing plants, and also markets NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers, and the NGL volumes owned by Discovery. The NGL marketing business bears the risk of price changes in these NGL volumes while they are being transported to final sales delivery points. In order to meet sales contract obligations, we may purchase products in the spot market for resale. The majority of sales are based on supply contracts of one year or less in duration.
Other Partially Owned Operations
     We own interests in and/or operate NGL fractionation and storage assets. These assets include a 50 percent interest in an NGL fractionation facility near Conway, Kansas with capacity of slightly more than 100 Mbbls/d and a 31.45 percent interest in another fractionation facility in Baton Rouge, Louisiana with a capacity of 60 Mbbls/d. We also fully own approximately 20 million barrels of NGL storage capacity in central Kansas near Conway.
     We also own a 14.6 percent equity interest in Aux Sable Liquid Products and its Channahon, Illinois gas processing and NGL fractionation facility near Chicago. The facility is capable of processing up to 2.1 Bcf/d of natural gas from the Alliance Pipeline system and fractionating approximately 92 Mbbls/d of extracted liquids into NGL products.
Equity Investments Operated by Midstream
Discovery
     We own a 60 percent equity interest in and operate the facilities of Discovery. Discovery’s assets include a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 32 Mbbls/d NGL fractionator plant near Paradis, Louisiana and an offshore natural gas gathering and transportation system in the Gulf of Mexico.
Laurel Mountain
     We own a 51 percent interest in a joint venture, Laurel Mountain Midstream, LLC (Laurel Mountain), in the Marcellus Shale located in western Pennsylvania. Laurel Mountain’s assets, which we operate, include a gathering system of slightly more than 1,000 miles of pipeline with a fourth quarter 2010 average throughput of approximately 125 MMcf/d. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with some exposure to natural gas prices, to gather the anchor customer’s production in the western Pennsylvania area of the Marcellus Shale. Construction began in 2010 on numerous new pipeline segments and compressor stations, the largest of which is our Shamrock compressor station. The Shamrock compressor station will have an initial capacity of 60 MMcf/d, expandable to 350 MMcf/d, and will likely be the largest central delivery point out of the Laurel Mountain system.
Overland Pass Pipeline
     In September 2010, we completed the $424 million acquisition of an additional 49 percent ownership interest in Overland Pass Pipeline Company LLC (OPPL), which increased our ownership interest to 50 percent. As long as we retain a 50 percent ownership in OPPL, we have the right to become operator. We have notified our partner of our intent to operate and are currently working on an early 2011 transition. OPPL includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Joules basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term shipping agreement.

Operating statistics
     The following table summarizes our significant operating statistics for Midstream:

	2010	2009	2008
Volumes: (1)
Gathering (Tbtu) (3)	1,262	1,370	1,361
Plant inlet natural gas (Tbtu)	1,424	1,342	1,311
NGL production (Mbbls/d) (2)	174	164	154
NGL equity sales (Mbbls/d) (2)	80	80	80
Crude oil gathering (Mbbls/d) (2)	94	109	70

(1)	Excludes volumes associated with partially owned assets such as our Discovery and Laurel Mountain investments that are not consolidated for financial reporting purposes.

(2)	Annual average Mbbls/d.

(3)	Amounts have been recast to reflect the November 2010 acquisition of certain gathering and processing assets in Colorado’s Piceance basin from our general partner, Williams.
REGULATORY MATTERS
     Gas Pipeline. Gas Pipeline’s interstate transmission and storage activities are subject to FERC regulation under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978, and, as such, its rates and charges for the transportation of natural gas in interstate commerce, its accounting, and the extension, enlargement or abandonment of its jurisdictional facilities, among other things, are subject to regulation. Each gas pipeline company holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties for which certificates are required under the NGA. Each gas pipeline company is also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, and the Pipeline Safety Improvement Act of 2002, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. FERC Standards of Conduct govern how our interstate pipelines communicate and do business with gas marketing employees. Among other things, the Standards of Conduct require that interstate pipelines not operate their systems to preferentially benefit gas marketing functions.
     Each of our interstate natural gas pipeline companies establishes its rates primarily through the FERC’s ratemaking process. Key determinants in the ratemaking process are:
•	Costs of providing service, including depreciation expense;

•	Allowed rate of return, including the equity component of the capital structure and related income taxes;

•	Contract and volume throughput assumptions.
     The allowed rate of return is determined in each rate case. Rate design and the allocation of costs between the reservation and commodity rates also impact profitability. As a result of these proceedings, certain revenues previously collected may be subject to refund.
Pipeline Integrity Regulations
     Transco and Northwest Pipeline have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, Transco and Northwest Pipeline have identified high consequence areas and developed baseline assessment plans. Transco and Northwest Pipeline are on schedule to complete the required assessments within required timeframes.
     Midstream. For our Midstream segment, onshore gathering is subject to regulation by states in which we operate and offshore gathering is subject to the Outer Continental Shelf Lands Act (OCSLA). Of the states where Midstream gathers gas, currently only Texas actively regulates gathering activities. Texas regulates gathering primarily through complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement. Although offshore gathering facilities are not subject to the NGA, offshore transmission pipelines are subject to the NGA, and in recent years the FERC has taken a broad view of offshore transmission, finding many shallow-water pipelines to be jurisdictional transmission. Most offshore gathering facilities are subject to the OCSLA, which provides in part that outer continental shelf pipelines “must provide open and nondiscriminatory access to both owner and nonowner shippers.”
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
     Midstream owns an interest in, and is expected to become the operator in 2011, of OPPL, which is an interstate natural gas liquids pipeline regulated by the FERC pursuant to the Interstate Commerce Act. Overland Pass provides transportation service pursuant to tariffs filed with the FERC.
     See Note 17 of our Notes to Consolidated Financial Statements for further details on our regulatory matters, including our estimated costs related to the pipeline integrity regulations discussed above.
ENVIRONMENTAL MATTERS
     Our operations are subject to federal environmental laws and regulations as well as the state and tribal laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:
•	Leakage from gathering systems, pipelines, processing or treating facilities, transportation facilities and storage tanks;

•	Damage to facilities resulting from accidents during normal operations;

•	Blowouts, cratering and explosions.
     In addition, we may be liable for environmental damage caused by former operators of our properties.
     We believe compliance with current environmental laws and regulations will not have a material adverse effect on capital expenditures, earnings or competitive position. However, environmental laws and regulations could affect our business in various ways from time to time, including incurring capital and maintenance expenditures, fines and penalties, and creating the need to seek relief from the FERC for rate increases to recover the costs of certain capital expenditures and operation and maintenance expenses.
     For a discussion of specific environmental issues, see “Environmental” under Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Environmental Matters” in Note 17 of our Notes to Consolidated Financial Statements.

COMPETITION
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
     These factors have increased the risk that customers will reduce their contractual commitments for pipeline capacity. Future utilization of pipeline capacity will also depend on competition from LNG imported into markets and new pipelines from the Rockies and other new producing areas.
     Midstream Gas & Liquids. In our Midstream segment, we face regional competition with varying competitive factors in each basin. Our gathering and processing business competes with other midstream companies, interstate and intrastate pipelines, producers and independent gatherers and processors. We primarily compete with five to ten companies across all basins in which we provide services. Numerous factors impact any given customer’s choice of a gathering or processing services provider, including rate, location, term, reliability, timeliness of services to be provided, pressure obligations and contract structure.
EMPLOYEES
     We do not have any employees. We are managed and operated by the directors and officers of our general partner. At February 1, 2011, our general partner or its affiliates employed approximately 3,176 full-time employees, including 1,781 at Gas Pipelines and 1,395 at Midstream. Additionally, our general partner and its affiliates provide general and administrative services to us. For further information, please read “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence — Reimbursement of Expenses of our General Partner.”
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
We have no revenue or segment profit/loss attributable to international activities.
Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT FOR
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
     Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•	Whether we have sufficient cash from operations to enable us to maintain current levels of cash distributions or to pay cash distributions following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including climate change legislation and/or potential additional regulation of drilling and completion of wells), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism;

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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
Risks Inherent in Our Business
We may not have sufficient cash from operations to enable us to make cash distributions or to maintain current levels of cash distributions following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
     We may not have sufficient available cash from operating surplus each quarter to make cash distributions or maintain current levels of cash distributions. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
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
Prices for NGLs, natural gas and other commodities are volatile and this volatility could adversely affect our financial results, cash flows, access to capital and ability to maintain existing businesses.
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
     Production from existing wells and natural gas supply basins with access to our pipeline and gathering systems will also naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for our customers. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas transported on or gathered through our pipeline systems and cash flows associated with the gathering and transportation of natural gas, our customers must compete with others to obtain adequate supplies of natural gas. In addition, if natural gas prices in the supply basins connected to our pipeline systems are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply areas, if natural gas supplies are diverted to serve other markets, if development in new supply basins where we do not have significant gathering or pipeline systems reduces demand for our services, or if environmental regulators restrict new natural gas drilling, the overall volume of natural gas transported, gathered and stored on our system would decline, which could have a material adverse effect on our business, financial condition and results of operations, and our ability to make cash distributions to unitholders. In addition, new LNG import facilities built near our markets could result in less demand for our gathering and transportation facilities.
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
     In an effort to manage our financial exposure related to commodity price and market fluctuations, we have entered and may in the future enter into contracts to hedge certain risks associated with our assets and operations. In these hedging activities, we have used and may in the future use fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract. For example, a forward contract that would be effective in hedging commodity price volatility risks would not hedge the contract’s counterparty credit or performance risk. Therefore, unhedged risks will always continue to exist. While we attempt to manage counterparty credit risk within guidelines established by our credit policy, we may not be able to successfully manage all credit risk and as such, future cash flows and results of operations could be impacted by counterparty default.
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
     In July 2010 federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be cleared on exchanges for which cash collateral will be required. The final impact of the Dodd-Frank Act on our hedging activities is uncertain at this time due to the requirement that the SEC and the Commodities Futures Trading Commission (the “CFTC”) promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. These new rules and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts or reduce the availability of derivatives. Although we believe the derivative contracts that we enter into should not be impacted by position limits and should be exempt from the requirement to clear transactions through a central exchange or to post collateral, the impact upon our businesses will depend on the outcome of the implementing regulations adopted by the CFTC.
     Depending on the rules and definitions adopted by the CFTC, we might in the future be required to provide cash collateral for our commodities hedging transactions under circumstances in which we do not currently post cash collateral. Posting of such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures or other partnership purposes. A requirement to post cash collateral could therefore reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.
     We have numerous competitors in all aspects of our businesses, and additional competitors may enter our markets. Some of our competitors are large oil, natural gas and petrochemical companies that have greater access to supplies of natural gas and NGLs than we do. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make investments or acquisitions. Other companies with which we compete may be able to respond more quickly to new laws or regulations or emerging technologies or to devote greater resources to the construction, expansion or refurbishment of their facilities than we can. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make investments or acquisitions. Similarly, a highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business, results of operations, and financial condition and our ability to make cash distributions to unitholders.
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
     In 2008, public equity markets experienced significant declines, and global credit markets experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Future disruptions in the global financial marketplace, including the bankruptcy or restructuring of financial institutions, could make equity and debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future. We have availability under our credit facility, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us.
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
     Our total outstanding long-term debt (including current portion) as of December 31, 2010, was $6.8 billion.
     Our debt service obligations and restrictive covenants in our credit facility and the indentures governing our senior unsecured notes could have important consequences. For example, they could:
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
Our debt agreements and Williams’ and our public indentures contain financial and operating restrictions that may limit our access to credit and affect our ability to operate our business. In addition, our ability to obtain credit in the future will be affected by Williams’ credit ratings.
     Our public indentures contain various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, merge, or sell substantially all of our assets. In addition, our credit facility contains certain financial covenants and restrictions on our ability and our subsidiaries’ ability to incur indebtedness, to consolidate or allow any material change in the nature of our business, enter into certain affiliate transactions and make certain distributions during an event of default. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.
     Williams’ and our public indentures contain covenants that restrict Williams’ and our ability to incur liens to support indebtedness. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Williams’ ability to comply with the covenants contained in its debt instruments may be affected by events beyond our and Williams’ control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, Williams’ ability to comply with these covenants may be negatively impacted.
     Our failure to comply with the covenants in our debt agreements could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. Certain payment defaults or an acceleration under our public indentures or other material indebtedness could cause a cross-default or cross-acceleration of our credit facility. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if our credit facility cross-defaults, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. For more information regarding our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion and Analysis of Financial Condition and Liquidity.”
     Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans, dividends and distributions paid to it by its subsidiaries. Williams’ cash flows are typically utilized to service debt and pay dividends on the common stock of Williams, with the balance, if any, reinvested in its subsidiaries as loans or contributions to capital. Due to our relationship with Williams, our ability to obtain credit will be affected by Williams’ credit ratings. If Williams were to experience a deterioration in its credit standing or financial condition, our access to credit and our ratings could be adversely affected. Any future downgrading of a Williams credit rating would likely also result in a downgrading of our credit rating. A downgrading of a Williams credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
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
A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.
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
     There is a growing belief that emissions of greenhouse gases (GHGs) may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks. For further information regarding risks to our business arising from climate change related legislation, please read the discussion below under “Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities and could exceed current expectations.”
Our assets and operations can be adversely affected by weather and other natural phenomena.
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
     Because we do not control the Partially Owned Entities we may have limited flexibility to control the operation of or cash distributions received from these entities. The Partially Owned Entities organizational documents require distribution of their available cash to their members on a quarterly basis; however, in each case, available cash is reduced, in part, by reserves appropriate for operating the businesses. At December 31, 2010, our investments in the Partially Owned Entities accounted for approximately 11 percent of our total consolidated assets. Any future disagreements with the other co-owners of these assets could adversely affect our ability to respond to changing economic or industry conditions, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.
Significant prolonged changes in natural gas prices could affect supply and demand, cause a reduction in or termination of the long-term transportation and storage contracts or throughput on the Pipeline Entities’ systems, and adversely affect our cash available to make distributions.
     Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in the Pipeline Entities’ long-term transportation and storage contracts or throughput on their respective systems. Also, lower natural gas prices over the long term could result in a decline in the production of natural gas resulting in reduced contracts or throughput on their systems. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our business, financial condition, results of operations and cash flows, and on our ability to make cash distributions to unitholders.
Our businesses are subject to complex government regulations. The operation of our businesses might be adversely affected by changes in these regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.
     Existing regulations might be revised or reinterpreted, new laws and regulations might be adopted or become applicable to us, our facilities or our customers, and future changes in laws and regulations could have a material adverse effect on our financial condition, results of operations and ability to make cash distributions to unitholders. For example, several ruptures on third party pipelines have occurred recently. In response, various legislative and regulatory reforms associated with pipeline safety and integrity have been proposed, including reforms that would require increased periodic inspections, installation of additional valves and other equipment operated by our Pipeline Entities and subjecting additional pipelines (including gathering facilities) to more stringent regulation. Such reforms, if adopted, could significantly increase our costs.
The recently lifted drilling moratorium in the Gulf of Mexico and potentially more stringent regulations and permitting requirements on drilling in the Gulf of Mexico could adversely affect our operating results, financial condition and cash available to make distributions.
     The drilling moratorium in the Gulf of Mexico (in force from May to October 2010) impacted our production handling, gathering and transportation operations through production delays which reduced volumes of natural gas and oil delivered to our platform, pipeline and gathering facilities in 2010. In addition, the Bureau of Ocean Energy Management, Regulation and Enforcement continues to develop more stringent drilling and permitting requirements for producers in the Gulf of Mexico which could cause delays in production or new drilling. A significant decline or delay in production volumes in the Gulf of Mexico could adversely affect our operating results, financial condition and cash available to make distributions through reduced production handling activities, gathering and transportation volumes, processing activities or other midstream services.
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
     Unlike other interstate pipelines that own facilities in the offshore Gulf of Mexico, Transco charges its transportation customers a separate fee to access its offshore facilities. The separate charge is referred to as an “IT feeder” charge. The “IT feeder” rate is charged only when gas is actually transported on the facilities and typically it is paid by producers or marketers. Because the “IT feeder” rate is typically paid by producers and marketers, it generally results in netback prices to producers that are slightly lower than the netbacks realized by producers transporting on other interstate pipelines. This rate design disparity could result in producers bypassing Transco’s offshore facilities in favor of alternative transportation facilities.
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
     There is a risk that rates set by FERC in the Pipeline Entities’ future rate cases will be inadequate to recover increases in operating costs or to sustain an adequate return on capital investments. There is also the risk that higher rates will cause their customers to look for alternative ways to transport their natural gas.
Legal and regulatory proceedings and investigations relating to the energy industry have adversely affected our business and may continue to do so.
     Public and regulatory scrutiny of the energy industry has resulted in increased regulation being either proposed or implemented. Such scrutiny has also resulted in various inquiries, investigations and court proceedings. Both the shippers on our pipelines and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.
     Certain inquiries, investigations and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of these ongoing inquiries and proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters against us including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
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
     Although most of the Pipeline Entities’ pipeline systems’ current capacity is fully contracted, FERC has taken certain actions to strengthen market forces in the natural gas pipeline industry that have led to increased competition throughout the industry. In a number of key markets, interstate pipelines are now facing competitive pressure from other major pipeline systems, enabling local distribution companies and end users to choose a transmission provider based on considerations other than location. Other entities could construct new pipelines or expand existing pipelines that could potentially serve the same markets as our pipeline system. Any such new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, or other factors. These new pipelines could charge rates or provide service to locations that would result in greater net profit for shippers and producers and thereby force us to lower the rates charged for service on our pipeline in order to extend our existing transportation service agreements or to attract new customers. We are aware of proposals by competitors to expand pipeline capacity in certain markets we also serve which, if the proposed projects proceed, could increase the competitive pressure upon us. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business, results of operations, and our ability to make cash distributions to unitholders.
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
     There are operational risks associated with the gathering, transporting, storage, processing and treating of natural gas and the fractionation and storage of NGLs, including:
•	Hurricanes, tornadoes, floods, fires, extreme weather conditions and other natural disasters;

•	Aging infrastructure and mechanical problems;

•	Damages to pipelines and pipeline blockages;

•	Uncontrolled releases of natural gas (including sour gas), NGLs, brine or industrial chemicals;

•	Collapse of storage caverns;

•	Operator error;

•	Damage inadvertently caused by third party activity, such as operation of construction equipment;

•	Pollution and other environmental risks;

•	Fires, explosions, craterings and blowouts;

•	Risks related to truck and rail loading and unloading;

•	Risks related to operating in a marine environment;

•	Terrorist attacks or threatened attacks on our facilities or those of other energy companies.
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
Our costs of maintaining or repairing our facilities may exceed our expectations and the FERC or competition in our markets may not allow us to recover such costs in the rates we charge for our services.
     We could experience unexpected leaks or ruptures on our gas pipeline and midstream systems, or be required by regulatory authorities to undertake modifications to our systems that could result in a material adverse impact on our business, financial condition and results of operations if the costs of maintaining or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service.
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
     The risk of substantial environmental costs and liabilities is inherent in natural gas gathering, transportation, storage, processing and treating, and in the fractionation and storage of NGLs, and we may incur substantial environmental costs and liabilities in the performance of these types of operations. Our operations are subject to extensive federal, state and local environmental laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:
•	Clean Air Act (CAA) and analogous state laws, which impose obligations related to air emissions;

•	Clean Water Act (CWA), and analogous state laws, which regulate discharge of wastewaters from our facilities to state and federal waters;

•	Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws, which regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal;

•	Resource Conservation and Recovery Act (RCRA), and analogous state laws, which impose requirements for the handling and discharge of solid and hazardous waste from our facilities.
     Various governmental authorities, including the U.S. Environmental Protection Agency (EPA) and analogous state agencies and the U.S. Department of Homeland Security, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, and the issuance of injunctions limiting or preventing some or all of our operations.
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
     Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows. We are also generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown.
     In addition, legislative and regulatory responses related to GHGs and climate change creates the potential for financial risk. The U.S. Congress and certain states have for some time been considering various forms of legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.
     Numerous states have announced or adopted programs to stabilize and reduce GHGs. In addition, on December 7, 2009, the EPA issued a final determination that six GHGs are a threat to public safety and welfare. This determination could lead to the direct regulation of GHG emissions in our industry under the EPA’s interpretation of its authority and obligations under the CAA. The recent actions of the EPA and the passage of any federal or state climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and our ability to make cash distributions to unitholders. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital.
     Certain environmental and other groups have suggested that additional laws and regulations may be needed to more closely regulate the hydraulic fracturing process commonly used in natural gas production. Legislation to further regulate hydraulic fracturing has been proposed in Congress and the U.S. Department of Interior has announced plans to formalize obligations for disclosure of chemicals associated with hydraulic fracturing on federal lands. In addition, some state and local authorities have considered or formalized new rules related to hydraulic fracturing and enacted moratoria on such activities. We cannot predict whether any additional federal, state or local legislation or regulation will be enacted in this area and if so, what its provisions would be. If additional levels of reporting, regulation and permitting were required, our operations and those of our customers could be adversely affected.
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
We do not insure against all potential losses and could be seriously harmed by unexpected liabilities or by the inability of our insurers to satisfy our claims.
     We are not fully insured against all risks inherent to our business, including environmental accidents. We do not maintain insurance in the type and amount to cover all possible risks of loss.
     We currently maintain excess liability insurance with limits of $610 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers us, our subsidiaries, and certain of our affiliates for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and NGL operations.
     Although we maintain property insurance on property we own, lease or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. Only certain offshore key-assets are covered for property damage and the resulting business interruption when loss is due to a named windstorm event and coverage for loss caused by a named windstorm is significantly sub-limited. All of our insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured it could adversely affect our operations and financial condition.
     In addition, any insurance company that provides coverage to us may experience negative developments that could impair their ability to pay any of our claims. As a result, we could be exposed to greater losses than anticipated and may have to obtain replacement insurance, if available, at a greater cost.
     The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows, and our ability to repay our debt.
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
     We do not own all of the land on which our pipelines and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. In those instances in which we do not own the land on which our facilities are located, we obtain the rights to construct and operate our pipelines and gathering systems on land owned by third parties and governmental agencies for a specific period of time. In addition, some of our facilities cross Native American lands pursuant to rights-of-way of limited term. We may not have the right of eminent domain over land owned by Native American tribes. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, and financial condition and our ability to make cash distributions to unitholders.
Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future, which might change the way analysts measure our business or financial performance.
     Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, and companies’ relationships with their independent public accounting firms. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board, the SEC or FERC could enact new accounting standards or FERC orders that might impact how we are required to record revenues, expenses, assets and liabilities. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations, and financial condition and our ability to make cash distributions to unitholders.
Institutional knowledge residing with current employees nearing retirement eligibility might not be adequately preserved.
     In our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.
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
     Our assets and the assets of our customers and others may be targets of terrorist activities that could disrupt our business or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport or distribute natural gas, NGLs or other commodities. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our financial condition, results of operations, and cash flows and on our ability to make cash distributions to unitholders.
Risks Inherent in an Investment in Us
Williams controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner has limited fiduciary duties, and it and its affiliates may have conflicts of interest with us and our unitholders, and our general partner and its affiliates may favor their interests to the detriment of our unitholders.
     Williams owns and controls our general partner and appoints all of the directors of our general partner. All of the executive officers and certain directors of our general partner are officers and/or directors of Williams and certain of its affiliates. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us, the directors and officers of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to Williams. Therefore, conflicts of interest may arise between Williams and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following factors:

•	Neither our partnership agreement nor any other agreement requires Williams or its affiliates to pursue a business strategy that favors us. Williams’ directors and officers have a fiduciary duty to make decisions in the best interests of the owners of Williams, which may be contrary to the best interests of us and our unitholders;

•	All of the executive officers and certain of the directors of our general partner are also officers and/or directors of Williams and certain of its affiliates, and these persons will also owe fiduciary duties to those entities;

•	Our general partner is allowed to take into account the interests of parties other than us, such as Williams and its affiliates, in resolving conflicts of interest;

•	Williams owns common units representing a 73 percent limited partner interest in us, and if a vote of limited partners is required in which Williams is entitled to vote, Williams will be able to vote its units in accordance with its own interests, which may be contrary to our interests or the interests of our unitholders;

•	All of the executive officers and certain of the directors of our general partner will devote significant time to our business and/or the business of Williams, and will be compensated by Williams for the services rendered to them;

•	Our general partner determines the amount and timing of our cash reserves, asset purchases and sales, capital expenditures, borrowings and issuances of additional partnership securities, each of which can affect the amount of cash that is distributed to our unitholders;

•	Our general partner determines the amount and timing of any capital expenditures and, based on the applicable facts and circumstances and, in some instances, with the concurrence of the conflicts committee of its board of directors, whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure or investment capital expenditure, neither of which reduces operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner with respect to its incentive distribution rights;

•	In some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions even if the purpose or effect of the borrowing is to make incentive distributions to itself as general partner;

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	Our general partner has limited liability regarding our contractual and other obligations and in some circumstances is required to be indemnified by us;

•	Pursuant to our partnership agreement, our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80 percent of our outstanding common units;

•	Our general partner controls the enforcement of obligations owed to us by it and its affiliates;

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to such unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

     Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. The limitation and definition of these duties is permitted by the Delaware law governing limited partnerships. In addition, our partnership agreement restricts the remedies available to holders of our limited partner units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. For example, our partnership agreement:
•	Permits our general partner to make a number of decisions in its individual capacity as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•	Provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•	Generally provides that affiliate transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us, as determined by our general partner in good faith. In determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•	Provides that our general partner, its affiliates and their respective officers and directors will not be liable for monetary damages to us or our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such conduct was criminal;

•	Provides that in resolving conflicts of interest, it will be presumed that in making its decision our general partner or the conflicts committee of its board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
     Common unitholders are bound by the provisions in our partnership agreement, including the provisions discussed above.
Affiliates of our general partner, including Williams, are not limited in their ability to compete with us. Williams is also not obligated to offer us the opportunity to acquire additional assets or businesses from it, which could limit our commercial activities or our ability to grow. In addition, all of the executive officers and certain of the directors of our general partner are also officers and/or directors of Williams, and these persons will also owe fiduciary duties to Williams.
     While our relationship with Williams and its affiliates is a significant attribute, it is also a source of potential conflicts. For example, Williams is in the natural gas business and is not restricted from competing with us. Williams and its affiliates may compete with us. Williams and its affiliates may acquire, construct or dispose of natural gas industry assets in the future, some or all of which may compete with our assets, without any obligation to offer us the opportunity to purchase or construct such assets. In addition, all of the executive officers and certain of the directors of our general partner are also officers and/or directors of Williams and certain of its affiliates and will owe fiduciary duties to those entities as well as our unitholders and us.
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
     Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units is required to remove our general partner. Our general partner and its affiliates currently own approximately 74.7 percent of our outstanding common units and, as a result, our public unitholders cannot remove our general partner without its consent.
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
     Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement effectively permits a change of control without unitholder consent.
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
     Williams holds 216,462,665 common units, representing a 73 percent limited partnership interest in us. Williams may, from time to time, sell all or a portion of its common units. Sales of substantial amounts of its common units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and at a price that we deem appropriate.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
     Pursuant to our partnership agreement, if at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. Our general partner may assign this right to any of its affiliates or to us. As a result, non-affiliated unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Such unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered under the Securities and Exchange Act of 1934, we would no longer be subject to the reporting requirements of such Act.
Our partnership agreement restricts the voting rights of unitholders owning 20 percent or more of our common units.

     Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20 percent or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees, transferees of their transferees (provided that our general partner has notified such secondary transferees that the voting limitation shall not apply to them), and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings, to acquire information about our operations and to influence the manner or direction of management.
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
Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by states and localities. If the Internal Revenue Service (IRS) were to treat us as a corporation for U.S. federal income tax purposes or if we were to become subject to a material amount of entity-level taxation for state or local tax purposes, then our cash available for distribution to unitholders would be substantially reduced.
     The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.
     If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which currently has a top marginal rate of 35 percent, and would likely pay state and local income tax at the corporate tax rate of the various states and localities imposing a corporate income tax. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available to pay distributions to unitholders would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of the common units.
     Current law may change, causing us to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distributions to unitholders would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, then the levels of distributions at which our general partner will receive increasing percentages of the cash we distribute will be adjusted to reflect the impact of that law on us.
The U.S. federal income tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
     The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, members of Congress have been considering substantive changes to the existing U.S. federal income tax laws that affect certain publicly traded partnerships. Modifications to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the most recently proposed legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
We prorate our items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.
     We prorate our items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Recently, however, the U.S. Treasury Department issued proposed Treasury regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
An IRS contest of the U.S. federal income tax positions we take may adversely impact the market for the common units, and the costs of any contest will reduce our cash available for distribution to our unitholders and our general partner.
     We have not requested any ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from our counsel’s conclusions or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the U.S. federal income tax positions we take. Any contest with the IRS may materially and adversely impact the market for the common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available to pay distributions to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

Unitholders will be required to pay taxes on their share of our income even if unitholders do not receive any cash distributions from us.
     Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, unitholders will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.
The tax gain or loss on the disposition of the common units could be different than expected.
     If a unitholder sells its common units, it will recognize gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and its tax basis in those common units. Prior distributions to a unitholder in excess of the total net taxable income that was allocated to a unitholder for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price the unitholder receives is less than the original cost. A substantial portion of the amount realized, regardless of whether such amount represents gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized may include a unitholder’s share of our non-recourse liabilities, if a unitholder sells its common units, the unitholder may incur a U.S. federal income tax liability in excess of the amount of cash it received from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
     Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to the unitholders who are organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, may be taxable to them as “unrelated business taxable income.” Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay U.S. federal income tax on their share of our taxable income.
We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
     Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform with all aspects of applicable Treasury regulations. Our counsel is unable to opine as to the validity of such filing positions. A successful IRS challenge to those positions could adversely affect the amount of U.S. federal income tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to unitholder tax returns.
Unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our common units.
     In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if the unitholder does not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign countries that impose a personal income tax or an entity level tax. It is the unitholder’s responsibility to file all U.S. federal, state and local tax returns. Our counsel has not rendered an opinion on the state and local tax consequences of an investment in our common units.

The sale or exchange of 50 percent or more of the total interest in our capital and profits within a 12-month period will result in our termination as a partnership for U.S. federal income tax purposes.
     We will be considered to have terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all partners, which would result in us filing two tax returns for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, we would be treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to its partners for the tax years in the fiscal year during which the termination occurs.
We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
     When we issue additional common units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our partners. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Code Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our partners.
     A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to the unitholder’s tax returns.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Please read “Business” for a description of the location and general character of our principal physical properties. We generally own our facilities, although a substantial portion of our pipeline and gathering facilities are constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others.
Item 3. Legal Proceedings
     The information called for by this item is provided in Note 17 of the Notes to Consolidated Financial Statements of this report, which information is incorporated by reference into this item.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders and Distributions
     Our common units are listed on the New York Stock Exchange under the symbol “WPZ.” At the close of business on February 14, 2011, there were 289,844,575 common units outstanding, held by approximately 54,028 record holders and holders in street name, including common units held by affiliates of Williams. In addition, our general partner holds all of our 2 percent general partner interest and incentive distribution rights.
     The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported on the New York Stock Exchange Composite Transactions Tape, and quarterly cash distributions paid to our unitholders.

			Cash Distribution
	High	Low	per Unit(a)
2010
Fourth Quarter	$48.99	$42.30	$0.7025
Third Quarter	48.95	41.32	0.6875
Second Quarter	44.15	34.62	0.6725
First Quarter	42.35	30.01	0.6575
2009
Fourth Quarter	$32.23	$22.20	$0.635
Third Quarter	23.80	17.10	0.635
Second Quarter	19.70	10.89	0.635
First Quarter	17.88	8.54	0.635

(a)	Represents cash distributions attributable to the quarter and declared and paid within 45 days after quarter end. We paid cash distributions to our general partner with respect to its general partner interest and incentive distribution rights that totaled $203 million and $3 million for the 2010 and 2009 periods, respectively. The quarterly distribution with respect to the first quarter of 2010 on the Class C units and the additional general partner units issued in connection with the Dropdown were prorated to reflect that these interests were not outstanding during the full quarterly period.
Distributions of Available Cash
     Within 45 days after the end of each quarter we will distribute all of our available cash, as defined in our partnership agreement, to unitholders of record on the applicable record date. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:
•	Less the amount of cash reserves established by our general partner to:
•	Provide for the proper conduct of our business (including reserves for future capital expenditures and for our anticipated credit needs);

•	Comply with applicable law, any of our debt instruments or other agreements; or

•	Provide funds for distribution to our unitholders and to our general partner for any one or more of the next four quarters;

•	Plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter for which the determination is being made. Working capital borrowings are borrowings used solely for working capital purposes or to pay distributions made pursuant to a credit facility or other arrangement to the extent such borrowings are required to be reduced to a relatively small amount each year for an economically meaningful period of time.
     We will make distributions of available cash from operating surplus for any quarter in the following manner:
•	First, 98 percent to all unitholders, pro rata, and 2 percent to our general partner, until each outstanding unit has received the minimum quarterly distribution for that quarter; and

•	Thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the incentive percentages below.
     Our general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$ 0.35	98%	2%
First Target Distribution	up to $0.4025	98%	2%
Second Target Distribution	above $0.4025 up to $0.4375	85%	15%
Third Target Distribution	above $0.4375 up to $0.5250	75%	25%
Thereafter	Above $0.5250	50%	50%
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
     The preceding discussion is based on the assumption that our general partner maintains its 2 percent general partner interest and that we do not issue additional classes of equity securities. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion and Analysis of Financial Condition and Liquidity.”
Recent Sales of Unregistered Securities
     As part of the consideration for the Piceance Acquisition, on November 19, 2010, we issued 1,849,138 common units to an affiliate of Williams. The issuance of these common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, under Section 4(2) of such act.

Item 6. Selected Financial Data
     The following financial data at December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	2010	2009 (1)	2008 (1)	2007 (1)	2006 (1)
	(Millions, except per-unit amounts)
Revenues	$5,715	$4,602	$5,847	$5,684	$4,711
Net income	1,101	1,036	2,108	1,462	822
Net income attributable to controlling interests	1,085	1,009	2,083	1,462	822
Net income per limited partner unit:
Common unit	2.66	2.88	3.08	1.99	1.73
Subordinated unit	N/A	N/A	N/A	1.99	1.73
Total assets at December 31	13,396	12,475	12,167	11,419	10,499
Short-term notes payable and long-term debt due within one year at December 31	458	15	—	75	253
Long-term debt at December 31 (2)	6,365	2,981	2,971	2,821	2,386
Total equity at December 31	5,076	8,103	7,867	6,215	5,670
Cash Dividends declared per unit	2.653	2.540	2.435	2.045	1.605

(1)	Recast as discussed in Note 1 of Notes to Consolidated Financial Statements.

(2)	Does not reflect borrowings entered into related to the Dropdown or the Piceance Acquisition in periods prior to 2010. (For a description of the Dropdown and Piceance Acquisition, please read Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
Marcellus Shale Acquisition
     In December 2010, we completed the acquisition of a certain midstream business in Pennsylvania’s Marcellus Shale for $150 million. (See further discussion in Results of Operations—Segments, Midstream Gas & Liquids.)
Equity Offering
     In December 2010, we completed a public offering of 8 million of our common units, representing limited-partner interests in us at a price of $47.55 per unit. The net proceeds of approximately $369 million were used to repay $200 million of borrowings under our $1.75 billion three-year senior unsecured revolving credit facility (Credit Facility), and the funding of a portion of the consideration for the acquisition of certain midstream assets in Pennsylvania’s Marcellus Shale. Our general partner made a cash contribution to us in order to maintain its 2 percent general partner ownership interest. (See additional discussion in Management’s Discussion and Analysis of Financial Condition and Liquidity.)
     In September 2010, we completed an equity issuance of 9.25 million common units, representing limited-partner interests in us at a price of $42.40 per unit. Subsequently in October 2010, we sold an additional 1,387,500 common units to the underwriters upon the underwriters’ exercise of this option to purchase additional common units. The net proceeds of approximately $437 million were used to repay borrowings under our revolving credit facility incurred to fund a portion of our additional $424 million investment in OPPL. Our general partner made a cash contribution to us in order to maintain its 2 percent general partner ownership interest. (See Note 13 of Notes to Consolidated Financial Statements.)
Midstream Piceance Acquisition
     In November  2010, we completed the acquisition of certain gathering and processing assets in Colorado’s Piceance Basin from a subsidiary of The Williams Companies, Inc. (Williams) (the Piceance Acquisition). The Piceance Acquisition was made in exchange for consideration of $702 million in cash, approximately 1.8 million of our common units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner ownership interest. These gathering and processing assets are reported in our Midstream Gas & Liquids (Midstream) reporting segment.
Debt Offering
     In November 2010, we completed a public offering of $600 million of our 4.125 percent senior notes due 2020. We used the net proceeds from the offering to fund a portion of the cash consideration paid in the Piceance Acquisition. (See Note 12 of Notes to Consolidated Financial Statements.)
Mid-South Expansion Project
     In October 2010 we filed an application with the Federal Energy Regulatory Commission (FERC) to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $219 million. The project is expected to be phased into service in September 2012 and June 2013, with an increase in capacity of 225 Mdt/d.
Overland Pass Pipeline
     In July 2010, we notified our partner in the OPPL of our election to exercise our option to purchase an additional ownership interest, which provides us with a 50 percent ownership interest in OPPL, for approximately $424 million. This transaction was completed on September 9, 2010, and initially funded primarily with proceeds from our credit facility. (See Results of Operations - Segments, Midstream Gas & Liquids.)

WMZ Merger
     On May 24, 2010, we entered into a merger agreement with Williams Pipeline Partners L.P. (WMZ) providing for the merger of WMZ into us. On August 31, 2010, the WMZ unitholders approved the proposed merger between the two master limited partnerships and the merger has been completed. All of WMZ’s common units not held by its general partner were exchanged at a ratio of 0.7584 of our units for each WMZ unit. Our general partner made a cash contribution to use in order to maintain its 2 percent general partner ownership interest. Prior to the merger, we held a 65 percent interest in Northwest Pipeline and WMZ held the remaining 35 percent interest. As a result of the merger, we now own a 100 percent interest in Northwest Pipeline.
The Dropdown
     On February 17, 2010, we closed a transaction with our general partner, our operating company, Williams and certain subsidiaries of Williams, pursuant to which Williams contributed to us the ownership interests in the entities that made up Williams’ Gas Pipeline and Midstream businesses to the extent not already owned by us, including Williams’ limited and general partner interests in WMZ, but excluding Williams’ Canadian, Venezuelan, and olefin operations and 25.5 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). Such entities are hereafter referred to as the “Contributed Entities.” This contribution was made in exchange for aggregate consideration of:
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
     In connection with the Dropdown, we entered into a new $1.75 billion senior unsecured revolving three-year credit facility with Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline, as co-borrowers with borrowing sublimits of $400 million each, and Citibank, N.A., as administrative agent, and other lenders named therein. The credit facility replaced our previous $450 million senior unsecured credit agreement. At the closing of the Dropdown, we borrowed $250 million under the credit facility to repay the term loan outstanding under our previously existing credit facility. As of December 31, 2010, no loans are outstanding under the credit facility.
Overview
     We manage our business and analyze our results of operations on a segment basis. Our operations are divided into two business segments: Gas Pipeline and Midstream.
•	Gas Pipeline includes Transco and Northwest Pipeline, which own and operate a combined total of approximately 13,900 miles of pipelines. Gas Pipeline also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 24.5 percent interest in Gulfstream, which owns an approximate 745-mile pipeline.

•	Midstream includes natural gas gathering, processing and treating facilities, and crude oil gathering and transportation facilities with primary service areas concentrated in major producing basins in Colorado, New Mexico, Wyoming, the Gulf of Mexico, and Pennsylvania.

Company Outlook
     We believe we are well positioned to execute on our 2011 business plan and to capture attractive growth opportunities. We expect increases in our operating results over 2010 due primarily to continued strong per-unit NGL margins in our Midstream business in relation to five-year averages and our significant 2010 growth capital investments. We are cautiously optimistic that growth in the broader economy will continue to improve in 2011, but numerous uncertainties exist. Energy commodity price indicators continue to reflect an expectation of growth and increasing demand. Given the potential volatility of these measures, it is reasonably possible that the economy could worsen and/or energy commodity margins could further decline, negatively impacting future operating results and increasing the risk of nonperformance of counterparties or impairments of long-lived assets.
     As a result of the Dropdown, we believe we are better positioned to drive additional organic growth and aggressively pursue value-adding growth opportunities. Additionally, the Dropdown enhances our access to capital markets.
     We continue to invest in our businesses in a way that meets customer needs and enhances our competitive position by:
•	Continuing to invest in and grow our gathering and processing and interstate natural gas pipeline systems;

•	Retaining the flexibility to adjust somewhat our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.
     Potential risks and obstacles that could impact the execution of our plan include:
•	Lower than anticipated commodity prices;

•	Lower than expected levels of cash flow from operations;

•	Availability of capital;

•	Counterparty credit and performance risk;

•	Decreased volumes from third parties served by our midstream business;

•	General economic, financial markets, or industry downturn;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms for which our aggregate insurance policy limit is $75 million in the event of a material loss.
     We continue to address these risks through utilization of commodity hedging strategies, disciplined investment strategies, and maintaining ample liquidity from cash and cash equivalents and unused revolving credit facility capacity.
Critical Accounting Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We have reviewed the selection, application, and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors of our general partner. We believe that the nature of these estimates and assumptions is material due to the subjectivity and judgment necessary, or the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.

Impairments of Long-Lived Assets and Investments
     We evaluate our long-lived assets for impairment when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value. Our computations utilize judgments and assumptions that may include the estimated fair value of the asset, undiscounted future cash flows, discounted future cash flows, and the current and future economic environment in which the asset is operated.
     In addition to those long-lived assets for which impairment charges were recorded (see Note 5 of Notes to Consolidated Financial Statements), certain others were reviewed for which no impairment was required. These reviews included certain of our Midstream’s Gulf Coast assets, which were evaluated for impairment utilizing judgments and assumptions including future volumes, fees, and margins. These underlying variables are subjective and susceptible to change. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. Based on our evaluation, we are not currently aware of any significant assets that are approaching impairment thresholds.
Contingent Liabilities
     We record liabilities for estimated loss contingencies, including environmental matters, when we determine that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates and upon advice of legal counsel, engineers, or other third parties regarding the probable outcomes of the matter. As new developments occur or more information becomes available, our assumptions and estimates of these liabilities may change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period. See Note 17 of Notes to Consolidated Financial Statements.

Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Years Ended December 31,
		$ Change	% Change		$ Change	% Change
		from	from		from	from
	2010	2009*	2009*	2009	2008*	2008*	2008
				(Millions)
Revenues	$5,715	+1,113	+24%	$4,602	- 1,245	-21%	$5,847
Costs and expenses:
Costs and operating expenses	3,984	-884	-29%	3,100	+ 1,106	+26%	4,206
Selling, general and administrative expenses	281	+19	+6%	300	-18	-6%	282
Other (income) expense — net	(15)	-19	-56%	(34)	+ 44	NM	10
General corporate expenses	125	-16	-15%	109	-14	-15%	95

Total costs and expenses	4,375			3,475			4,593

Operating income	1,340			1,127			1,254
Equity earnings	109	+28	+35%	81	+ 5	+7%	76
Interest accrued — net	(364)	-163	-81%	(201)	+ 8	+4%	(209)
Interest income	4	-16	-80%	20	-5	-20%	25
Other income — net	14	+1	+8%	13	+ 3	+30%	10

Income before income taxes	1,103			1,040			1,156
Provision (benefit) for income taxes	2	+2	+50%	4	- 956	NM	(952)

Net income	1,101			1,036			2,108
Less: Net income attributable to noncontrolling interests	16	+11	+41%	27	-2	-8%	25

Net income attributable to controlling interests	$1,085			$1,009			$2,083

* + =	Favorable change; — = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
   2010 vs. 2009
     The increase in revenues is primarily due to higher marketing and NGL production revenues due to higher average energy commodity prices and higher fee revenues primarily due to higher gathering revenue in the Piceance basin at Midstream.
     The increase in costs and operating expenses is primarily due to increased marketing purchases and NGL production costs from higher average energy commodity prices at Midstream.

     Other (income) expense — net within operating income in 2010 includes:
•	$18 million of involuntary conversion gains at Midstream due to insurance recoveries that are in excess of the carrying value of assets;

•	A $12 million gain on the sale of certain assets at Midstream;

•	A $10 million accrual of a regulatory liability related to overcollection of certain employee expenses at Gas Pipeline.
     Other (income) expense — net within operating income in 2009 includes a $40 million gain on the sale of our Cameron Meadows NGL processing plant at Midstream.
     General corporate expenses in 2010 includes $12 million of outside services incurred related to the Dropdown.
     The increase in operating income generally reflects an improved energy commodity margin environment in 2010 compared to 2009 and increased gathering-related fee revenues. The favorable change is partially offset by outside services incurred related to the Dropdown and an unfavorable change in other (income) expense — net as previously discussed.
     The increase in equity earnings is primarily due to a $10 million increase from Discovery Producer Services LLC (Discovery), a $10 million increase from Aux Sable Liquid Products LP (Aux Sable) and 2010 equity earnings of $5 million from our increased investment in OPPL at Midstream.
     Interest accrued — net increased primarily due to the $3.5 billion of senior notes that were issued in February 2010 in conjunction with the Dropdown. See Note 12 of Notes to Consolidated Financial Statements for a discussion of the debt issuance.
     Interest income decreased due primarily to reduced advances to affiliates and lower average interest rates in 2010 compared to 2009.
     Net income attributable to noncontrolling interests decreased due to the merger with WMZ, which was completed in the third quarter of 2010.
   2009 vs. 2008
     Our consolidated results in 2009 declined compared to 2008. These results reflect a rapid decline in energy commodity margins that began in the fourth quarter of 2008 as a result of the weakened economy. Energy commodity margins generally improved during 2009, but not to levels experienced early in 2008.
     Revenues decreased due primarily to lower commodity prices for NGL and crude oil sales and lower marketing revenues at Midstream.
     Costs and operating expenses decreased primarily due to lower commodity prices for NGL and crude oil marketing purchases and natural gas associated with NGL production at Midstream.
     Selling, general and administrative expenses increased due primarily to higher employee-related expenses.
     Other (income) expense — net within operating income in 2008 includes:
•	Gain of $10 million on the sale of certain south Texas assets at Gas Pipeline;

•	Income of $17 million resulting from involuntary conversion gains at Midstream;

•	Expense of $23 million related to project development costs at Gas Pipeline;

•	Expense of $17 million related to impairments and other asset write-downs at Midstream.
     General corporate expenses allocated from Williams increased due primarily to higher Williams’ employee-related expenses.
     The decrease in operating income generally reflects an overall unfavorable energy commodity margin environment in 2009 compared to 2008 and other changes as previously discussed.
     Provision (benefit) for income taxes changed unfavorably due primarily to the impact in 2008 of Transco’s conversion to a single member limited liability company. As a result of that conversion, all of Transco’s deferred taxes were eliminated through income, and Transco no longer provided for income taxes. Please read Note 6, Provision (Benefit) for Income Taxes, of our Notes to Consolidated Financial Statements included elsewhere herein for a reconciliation of the effective tax rates compared to the federal statutory rate for both years and a discussion of the conversion of Transco to a single member limited liability company.

Results of Operations — Segments
Gas Pipeline
Overview
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
     Significant events of 2010 include:
   Gas Pipeline master limited partnership
     During the third quarter, we consummated our merger with WMZ. As a result, WMZ is wholly owned by us and is no longer publicly traded.
Completed Expansion Projects
   Mobile Bay South project
     In May 2009, we received approval from the FERC to construct a compression facility in Alabama allowing natural gas pipeline transportation service to various southbound delivery points. The cost of the project was $32 million. The project was placed into service in May 2010 and increased capacity by 254 Mdt/d.
   Sundance Trail project
     In November 2009, we received approval from the FERC to construct approximately 16 miles of 30-inch pipeline between our existing compressor stations in Wyoming. The project also includes an upgrade to our existing compressor station. The total estimated cost of the project is approximately $50 million. We placed the project in service in November 2010 with an increase in capacity of 150 Mdt/d.
In-progress Expansion Projects
   85 North
     In September 2009, we received approval from the FERC to construct an expansion of our existing natural gas transmission system from Alabama to various delivery points as far north as North Carolina. The cost of the project is estimated to be approximately $236 million. Phase I was placed into service in July 2010 and increased capacity by 90 Mdt/d. Phase II service is anticipated to begin in May 2011 and will increase capacity by 219 Mdt/d.
   Mobile Bay South II
     In July 2010, we received approval from the FERC to construct additional compression facilities and modifications to existing facilities in Alabama allowing transportation service to various southbound delivery points. Construction began in October 2010 and is estimated to cost $35 million. The estimated project in-service date is May 2011 and will increase capacity by 380 Mdt/d.

   Mid-South
     In October 2010 we filed an application with the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $219 million. The project is expected to be phased into service in September 2012 and June 2013, with an increase in capacity of 225 Mdt/d.
   Mid-Atlantic Connector
     In November 2010 we filed an application with the FERC to expand our existing natural gas transmission system from North Carolina to markets as far downstream as Maryland. The cost of the project is estimated to be $55 million and will increase capacity by 142 Mdt/d. We plan to place the project into service in November 2012.
Outlook for 2011
     In addition to the various in-progress expansion projects previously discussed, we have several other proposed projects to meet customer demands. Subject to regulatory approvals, construction of some of these projects could begin as early as 2011.
Year-Over-Year Operating Results

	Year ended December 31,
	2010	2009	2008
		(Millions)
Segment revenues	$1,605	$1,591	$1,637

Segment profit	$637	$635	$661

   2010 vs. 2009
     Segment revenues increased primarily due to a $20 million increase in transportation revenues associated with expansion projects placed in service by Transco during 2010 and 2009 and a $9 million sale of base gas from an abandoned storage field (offset in costs and operating expenses.) Offsetting these increases is a $20 million decrease in other service revenues associated with reduced customer usage of our temporary natural gas loan and storage services.
     Costs and operating expenses increased $25 million, or 3 percent, reflecting the absence of $11 million of income from an adjustment of state franchise taxes in 2009, a $9 million increase associated with the cost of selling base gas from an abandoned storage field (offset in segment revenues) and higher depreciation expense of $7 million.
     Selling, general and administrative expenses decreased $13 million, or 8 percent, primarily due to lower employee-related expenses, including pension and other postretirement benefits.
     Other (income) expense — net reflects increased expense of $10 million related to the over collection of certain employee-related expenses (offset in segment revenues) that will be returned to customers, partially offset by a $8 million gain on the sale of base gas from an abandoned storage field.
     Segment profit increased primarily due to the previously described changes.
   2009 vs. 2008
     Segment revenues decreased primarily due to a $53 million decrease in revenues from lower transportation imbalance settlements in 2009 compared to 2008 (offset in costs and operating expenses), partially offset by a $17 million increase in other service revenues and expansion projects placed into service by Transco.

     Costs and operating expenses decreased $27 million, or 3 percent, primarily due to a $53 million decrease in costs associated with lower transportation imbalance settlements in 2009 compared to 2008 (offset in segment revenues) and $11 million of income from an adjustment of state franchise taxes previously discussed. Partially offsetting these decreases is a $13 million increase in depreciation expense due primarily to projects placed into service, a $10 million increase in transportation-related fuel expense resulting from less favorable recovery from customers due to pricing differences, and $7 million higher employee-related expenses.
     Selling, general and administrative expenses increased $6 million, or 4 percent, primarily due to an increase in pension expense.
     Other (income) expense — net reflects the absence of a $10 million gain on the sale of certain south Texas assets and a $9 million gain on the sale of excess inventory gas, both of which were recorded by Transco in 2008. Partially offsetting these unfavorable changes is $16 million lower project development costs in 2009.
     Segment profit decreased primarily due to the previously described changes, partially offset by higher equity earnings from Gulfstream.
Midstream Gas & Liquids
Overview of 2010
     Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers.
     Significant events during 2010 include the following:
   Echo Springs Plant expansion
     New capacity from our expansion of the Echo Springs facility began service in the fourth quarter of 2010. The addition of the fourth cryogenic processing train added approximately 350 MMcf/d of processing capacity and 30 Mbbls/d of NGL production capacity, nearly doubling Echo Spring’s capacities in both cases. Approximately 70 MMcf/d of production from Williams’ Exploration and Production in the Piceance Basin is currently being processed at our Echo Springs facility for a volumetric-based fee. While a slow-down in Wamsutter area drilling has resulted in some unused capacity, we are exploring ways to bring more natural gas to this facility in the coming year.
   Marcellus Shale Gathering Asset Acquisition
     In the fourth quarter of 2010 we acquired a gathering business in Pennsylvania’s Marcellus Shale in the Appalachian basin for $150 million. This business includes 75 miles of gathering pipelines and two compressor stations which currently gathers approximately 235 MMcf/d. We have agreed to a new long-term dedicated gathering agreement with the seller for its production in the northeast Pennsylvania area of the Marcellus Shale. The acquired system will connect into the Transco pipeline through our Springville gathering pipeline, currently under construction in the Appalachian basin.
   Piceance Acquisition
     In November  2010, we acquired certain gathering and processing assets in Colorado’s Piceance Basin from our general partner, Williams, for $702 million in cash and 1.8 million common units. The assets include the Parachute Plant Complex and three other treating facilities with a combined processing capacity of 1.2 Bcf/d. The facilities are connected to a gathering system with approximately 150 miles of pipeline and more than 3,300 wells connected. Concurrent with the acquisition, we have executed a fee-based gas gathering agreement with Williams’ Exploration & Production, which will be the primary customer for these assets.

   Perdido Norte
     Our Perdido Norte project, in the western deepwater of the Gulf of Mexico, began start-up of operations late in the first quarter of 2010. The project includes a 200 MMcf/d expansion of our onshore Markham gas processing facility and a total of 179 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure. Shortly after an initial startup, during the second quarter, production was suspended by the operator of the deepwater producing platforms to address facility issues and the third quarter was impacted by further delays. While these issues have been resolved and both oil and gas production is currently flowing, production has been impacted in part by the drilling moratorium and the producer’s technical issues, and has not increased as quickly as expected. We anticipate volumes to increase significantly, however, during 2011.
   Impact of Gulf oil spill
     Our transportation and processing assets in the Gulf of Mexico were not physically impacted by the Deepwater Horizon oil spill. Operations are normal at all facilities, and we did not experience any operational or logistical issues that hindered the safety of our employees or facilities. The drilling moratorium, in force from May to October, in the Gulf of Mexico impacted the financial performance of our operations through production delays which reduced natural gas and oil growth volumes in 2010. Protracted delays in permitting and drilling could continue to impact future growth volumes. While we continue to carefully monitor the events and business environment in the Gulf of Mexico for potential negative impacts, we also continue to pursue major expansion and growth opportunities in that region.
   Overland Pass Pipeline
     In September 2010, we completed the $424 million acquisition of an additional 49 percent ownership interest in OPPL, which increased our ownership interest to 50 percent. In 2006, we entered into an agreement to develop new pipeline capacity for transporting NGLs from production areas in the Rocky Mountain area to central Kansas. Our partner reimbursed us for the development costs we had incurred for the proposed pipeline and acquired 99 percent of the pipeline. We retained a 1 percent interest and the option to increase our ownership to 50 percent within two years of the pipeline becoming operational in November of 2008. As long as we retain a 50 percent ownership interest in OPPL, we have the right to become operator. We have notified our partner of our intent to operate and are currently working on an early 2011 transition. Work is also under way to determine optimal expansions to serve producers in the OPPL corridor. OPPL includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Joules basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term shipping agreement.
   Volatile commodity prices
     Average per-unit NGL margins in 2010 are significantly higher than in 2009, benefiting from a period of increasing average NGL prices while abundant natural gas supplies limited the increase in natural gas prices. Benefits from favorable natural gas price differentials in the Rocky Mountain area have narrowed since the second quarter of 2009 such that our realized per-unit margins are only slightly greater than that of the industry benchmarks for natural gas processed in the Henry Hub area and for liquids fractionated and sold at Mont Belvieu, Texas.
     NGL margins are defined as NGL revenues less any applicable BTU replacement cost, plant fuel, and third-party transportation and fractionation. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants.

Outlook for 2011
     The following factors could impact our business in 2011.
   Commodity price changes
•	We expect our average per-unit NGL margins in 2011 to be higher than our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude and natural gas prices are highly volatile and difficult to predict. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.
   Gathering, processing, and NGL sales volumes
•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities.

•	We anticipate growth in our onshore businesses’ gas gathering and processing volumes as our infrastructure grows to support drilling activities in the Piceance and Appalachian basins. However, we anticipate no change or slight declines in basins in the Rocky Mountain and Four Corners areas due to reduced drilling activity. Due to the high proportion of fee-based processing agreements in the Piceance basin, we anticipate only a slight increase in NGL equity sales volumes.

•	In our Gulf Coast businesses, we expect higher gas gathering, processing and crude transportation volumes as our Perdido Norte pipelines move into a full year of operation and other in-process drilling is completed. However, permitting and production delays related to the drilling moratorium which was in force from May to October, 2010 continue to hamper growth. While we expect an overall increase in processed gas volumes in 2011, NGL equity volumes are expected to be lower as we anticipate a major contract to change from keep-whole to fee-based processing.
Expansion Projects
     We have planned capital expenditures of $860 million to $1,090 million in 2011 including expansions to our newly acquired gathering system in the Appalachian basin as well as our Laurel Mountain equity investment, which combined will provide 2.75 Bcf/d of gathering capacity by 2015. We also plan to pursue major expansion and growth opportunities in the Gulf of Mexico, as well as in the Piceance basin in conjunction with both Williams’ Exploration & Production’s and third-party drilling programs.
     Our ongoing major expansion projects include:
•	$150 million added to our planned expansion capital to fund the 2011 construction phase of additional gathering assets, including compression and dehydration, in the Appalachian basin. In conjunction with a long-term agreement with a significant producer, we will construct and operate a 33-mile natural gas gathering pipeline in the Marcellus Shale region which will connect our recently acquired gathering assets in Pennsylvania’s Marcellus Shale into the Transco pipeline. In order to pursue future opportunities, the project has been increased from a 20-inch diameter to a 24-inch diameter pipeline. Construction on the pipeline is expected to begin in the first quarter of 2011 and be completed during 2011.

•	Capital to be invested within our Laurel Mountain Midstream, LLC (Laurel Mountain) equity investment to enable the rapid expansion of our gathering system including the initial stages of projects that are planned to provide approximately 1.5 Bcf/d of gathering capacity and 1,400 miles of gathering lines, including 400 new miles of 6-inch to 24-inch diameter pipeline. Construction has begun on our Shamrock compressor station with an initial capacity of 60 MMcf/d, expandable to 350 MMcf/d, which will likely be the largest central delivery point out of the Laurel Mountain system.

•	Additional capital to expand our gathering system infrastructure in the Piceance basin.
Year-Over-Year Operating Results

	Years ended December 31,
	2010	2009	2008
		(Millions)
Segment revenues	$4,109	$3,018	$4,220

Segment profit	$937	$682	$764

2010 vs. 2009
     The increase in segment revenues includes:
•	A $699 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are more than offset by similar changes in marketing purchases.

•	A $330 million increase in revenues associated with the production of NGLs reflecting an increase of $335 million associated with a 41 percent increase in average NGL per-unit sales prices.

•	A $56 million increase in fee revenues primarily due to higher gathering revenue in the Piceance basin as a result of permitted increases in the cost-of-service gathering rate in 2010 and to new fees for processing natural gas production at Willow Creek. These increases are partially offset by reduced fees from lower deepwater gathering and transportation volumes and lower gathering rates and volumes in the Four Corners area.

     Segment costs and expenses increased $861 million, or 36 percent, including:
•	A $721 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes are offset by similar changes in marketing revenues.

•	A $107 million increase in costs associated with the production of NGLs reflecting an increase of $101 million associated with a 30 percent increase in average natural gas prices.

•	A $19 million increase in operating costs including $12 million higher depreciation primarily due to our new Perdido Norte pipelines and a full year of depreciation on our Willow Creek facility which was placed into service in the latter part of 2009.

•	A $14 million unfavorable change related to the disposal of assets reflecting the absence of a $40 million gain on the sale of our Cameron Meadows processing plant in 2009, partially offset by smaller gains in 2010 including involuntary conversion gains due to insurance recoveries in excess of the carrying value of our Gulf assets which were damaged by Hurricane Ike in 2008 and our Ignacio plant, which was damaged by a fire in 2007 and gains associated with sales of certain assets in Colorado’s Piceance basin.
     The increase in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses and higher equity earnings. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.
     The increase in Midstream’s segment profit includes:
•	A $223 million increase in NGL margins reflecting:
•	A $194 million increase in the onshore businesses’ NGL margins reflecting a 43 percent increase in average NGL prices, partially offset by an increase in production costs reflecting a 31 percent increase in average natural gas prices. NGL equity volumes were slightly higher due primarily to a full year of production at Willow Creek in 2010 and new production capacity at Echo Springs in the fourth quarter of 2010, partially offset by the absence of favorable customer contractual changes in 2009 and decreasing inventory levels in 2009.

•	A $30 million increase in the Gulf Coast businesses’ NGL margins reflecting a $40 million increase related to commodity price changes including a 34 percent increase in average NGL prices, partially offset by a 27 percent increase in average natural gas prices. NGL equity volumes sold were slightly lower driven by a 15 percent decrease in non-ethane volumes sold. Unfavorable impacts include natural field declines and an isolated sub-sea mechanical issue that reduced the Boomvang gas production flow, partially offset by low recoveries, primarily of ethane, in the first quarter of 2009 driven by unfavorable NGL economics.
•	A $25 million increase in equity earnings, primarily due to
•	A $10 million increase from Discovery due primarily to higher processing margins and new volumes from the Tahiti pipeline lateral expansion completed in 2009.

•	A $10 million increase from Aux Sable primarily due to higher processing margins.

•	A $5 million increase from our new investment in Overland Pass Pipeline.
•	A $56 million increase in fee revenues as previously discussed.

•	A $19 million increase in operating costs as previously discussed.

•	A $14 million unfavorable change related to the disposal of assets as previously discussed.

•	A $22 million decrease in margins related to the marketing of NGLs and crude primarily due to lower favorable changes in pricing while product was in transit in 2010 as compared to 2009.
2009 vs. 2008
     The decrease in segment revenues is largely due to:
•	A $716 million decrease in revenues associated with the production of NGLs primarily due to lower average NGL prices.

•	A $513 million decrease in marketing revenues primarily due to lower average NGL and crude prices, partially offset by higher NGL volumes.
     These decreases are partially offset by a $65 million increase in fee revenues primarily due to higher volumes resulting from connecting new supplies in the deepwater Gulf of Mexico in the latter part of 2008 and new fees for processing Williams’ Exploration & Production segment’s natural gas production at Willow Creek.
     Segment costs and expenses decreased $1,119 million, or 32 percent, primarily as a result of:
•	A $643 million decrease in marketing purchases primarily due to lower average NGL and crude prices, including the absence of a $9 million charge in 2008 to write down the value of NGL inventories, partially offset by higher NGL volumes.

•	A $435 million decrease in costs associated with the production of NGLs primarily due to lower average natural gas prices.

•	A $40 million gain on the 2009 sale of our Cameron Meadows processing plant.

•	The absence of $17 million of charges in 2008 related to an impairment, asset abandonments, and asset retirement obligations.
     The decrease in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.
     The decrease in segment profit is primarily due to:
•	A $281 million decrease in NGL production margins reflecting:
•	A $213 million decrease in the onshore businesses’ NGL margins due to a significant decrease in average NGL prices, partially offset by a significant decrease in production costs reflecting lower natural gas prices. NGL equity volumes were slightly higher as both periods were impacted by significant volume changes. Current year volumes include the unfavorable impact of certain producers electing to convert, in accordance with those gas processing agreements, from keep-whole to fee-based processing at the beginning of 2009. Prior year NGL equity volumes sold were unusually low primarily due to an increase in inventory as we transitioned from product sales at the plant to shipping volumes through a pipeline for sale downstream, lower ethane recoveries to accommodate restrictions on the volume of NGLs we could deliver into the pipelines and hurricane-related disruptions at a third-party fractionation facility at Mont Belvieu, Texas, which resulted in an NGL inventory build-up. Lower NGL transportation costs in the onshore region due to the transition from our previous shipping arrangement to transportation on the Overland Pass pipeline also favorably impacted NGL margins in 2009.

•	A $68 million decrease in the Gulf Coast businesses’ NGL margins reflecting lower average NGL prices and lower volumes. Lower production costs reflecting lower natural gas prices partially offset these decreases. Both periods were impacted by unfavorable volume changes. Current year volumes include the unfavorable impact of periods of reduced NGL recoveries during the first quarter due to unfavorable NGL economics and natural declines in production sources. Prior year volumes were unusually low primarily due to periods of reduced NGL recoveries during the fourth quarter and as a result of hurricanes in the third quarter.
•	An $8 million decrease in involuntary conversion gains related to our Ignacio plant. These insurance recoveries in both years were used to rebuild the plant.

•	An $11 million increase in depreciation primarily due to our Blind Faith pipeline extensions that came into service during the latter part of 2008.
     These decreases in segment profit are partially offset by:
•	$124 million in higher margins related to the marketing of NGLs primarily due to favorable changes in pricing while product was in transit during 2009 as compared to significant unfavorable changes in pricing while product was in transit in 2008 and the absence of a $9 million charge in 2008 to write down the value of NGL inventories.

•	A $60 million increase in fee revenues primarily due to new fees for processing Williams’ Exploration & Production segment’s natural gas production at Willow Creek, unusually low gathering and processing volumes in the first quarter of 2008 related to severe winter weather conditions, higher volumes resulting from connecting new supplies in the Blind Faith prospect in the deepwater in the latter part of 2008 and producers converting from keep-whole to fee-based processing in the first quarter of 2009.

•	A $40 million gain in 2009 on the sale of our Cameron Meadows processing plant, partially offset by the absence of a $5 million involuntary conversion gain in 2008 related to our Cameron Meadows plant.

•	The absence of $17 million of charges in 2008 related to an impairment, asset abandonments, and asset retirement obligations.

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview
     Following the Dropdown, we continued to focus upon growth through disciplined investments in our natural gas businesses. Examples of this growth included:
•	Expansion of Gas Pipeline’s interstate natural gas pipeline system to meet the demand of growth markets.

•	Continued investment in Midstream Gas & Liquids deepwater Gulf expansion projects and gas gathering and processing capacity in the western United States, infrastructure in the Marcellus Shale area and increased ownership in OPPL.
These investments were primarily funded through cash flow from operations, and debt and equity offerings.
Outlook
     For 2011, we expect operating results and cash flows to be higher than 2010 levels due to the combination of expected higher energy commodity margins and the start-up of certain expansion capital projects. However, energy commodity prices are volatile and difficult to predict. Although our cash flows are impacted by fluctuations in energy commodity prices, that impact is somewhat mitigated by certain of our cash flow streams that are not directly impacted by short-term commodity price movements, as follows:
•	Firm demand and capacity reservation transportation revenues under long-term contracts at Gas Pipeline;

•	Fee-based revenues from certain gathering and processing services at Midstream Gas & Liquids.
     We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2011:
•	We increased our per-unit quarterly distribution with respect to the fourth quarter of 2010 from $0.6875 to $0.7025.

•	We expect to increase quarterly limited partner cash distributions by approximately 6 to 10 percent annually.

•	We have $459 million and $325 million of debt maturing in 2011 and 2012, respectively. We anticipate funding these maturities with new debt issuances.

•	We expect to fund capital and investment expenditures, debt service payments, distributions to unitholders and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, cash proceeds from common unit and/or long-term debt issuances and utilization of our revolving credit facility as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.625 billion and $2.05 billion in 2011.
Liquidity
     Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2011. Our internal and external sources of liquidity include:
•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Cash proceeds from offerings of our common units and/or long-term debt;

•	Capital contributions from Williams pursuant to the omnibus agreement;

•	Use of our credit facility, as needed and available.
     We anticipate our more significant uses of cash to be:
•	Maintenance and expansion capital expenditures;

•	Payment of debt maturities (pursuant to expected issuances of new long-term debt);

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and/or general partner.
     Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:
•	Lower than expected levels of cash flow from operations;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity margins from expected 2011 levels;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms for which our policy is limited to $75 million for each occurrence and on an annual aggregate basis in the event of a material loss.

Available Liquidity	December 31, 2010
(Millions)
Cash and cash equivalents	$187
Available capacity under our $1.75 billion three-year senior unsecured credit facility (expires
February 17, 2013) (1)	1,750

$1,937

(1)	The full amount of the credit facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $250 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the credit facility to the extent not otherwise utilized by other co-borrowers (see Note 12 of Notes to Consolidated Financial Statements).
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

Omnibus Agreement with Williams
     In connection with the Dropdown, we entered into an omnibus agreement with Williams. Pursuant to this omnibus agreement, Williams is obligated to indemnify us from and against or reimburse us for (i) amounts incurred by us or our subsidiaries for repair or abandonment costs for damages to certain facilities caused by Hurricane Ike, up to a maximum of $10 million, (ii) maintenance capital expenditure amounts incurred by us or our subsidiaries in respect of certain U.S. Department of Transportation projects, up to a maximum aggregate amount of $50 million, and (iii) an amount based on the amortization over time of deferred revenue amounts that relate to cash payments received prior to the closing of the Dropdown for services to be rendered by us in the future at the Devils Tower floating production platform located in Mississippi Canyon Block 773. In addition, we will be obligated to pay to Williams the net proceeds of certain sales of natural gas recovered from the Hester storage field pursuant to the FERC order dated March 7, 2008, approving a settlement agreement in Docket No. RP06-569. Net amounts received under this agreement for the year ended December 31, 2010 were $2 million.
Equity Offerings
     In September 2010, we completed an equity issuance of 9,250,000 common units representing limited partner interests in us at a price of $42.40 per unit. The net proceeds of approximately $380 million were used to repay borrowings incurred to fund a portion of our additional investment in OPPL. (See Note 13 of Notes to Consolidated Financial Statements.)
     In October 2010, we sold an additional 1,387,500 common units to the underwriters upon the underwriters’ exercise of their option to purchase additional common units pursuant to our common unit offering in September 2010. The net proceeds of $57 million were used for general corporate purposes. (See Note 13 of Notes to Consolidated Financial Statements.)
     In December 2010, we completed an equity issuance of 8,000,000 common units representing limited partner interests in us at $47.55 per unit. The net proceeds of approximately $369 million were used primarily to repay borrowings and to fund a portion of the cash consideration paid for our acquisition of midstream assets in Pennsylvania’s Marcellus Shale. (See Note 13 of Notes to Consolidated Financial Statements.)
Debt Offering
     In connection with the Dropdown, we issued $3.5 billion of senior unsecured notes (see Note 12 of Notes to Consolidated Financial Statements). We used the proceeds to fund the acquisition of the Contributed Entities.
     In November 2010, we completed a public offering of $600 million of our 4.125 percent senior unsecured notes due 2020. We used the net proceeds from the offering to fund a portion of the cash consideration paid for our acquisition of certain gathering and processing assets in Colorado’s Piceance basin.
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
     Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of December 31, 2010, we estimate that a downgrade to a rating below investment grade would require us to post up to $53 million in additional collateral with third parties.
Capital Expenditures
     Each of our businesses is capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital requirements of these businesses consist primarily of:
•	Maintenance capital expenditures, which are generally not discretionary, include (1) capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, (2) expenditures which are mandatory and/or essential to comply with laws and regulations and maintain the reliability of our operations, and (3) certain well connection expenditures.

•	Expansion capital expenditures, which are generally more discretionary than maintenance capital expenditures, include (1) expenditures to acquire additional assets to grow our business, to expand and upgrade plant or pipeline capacity and to construct new plants, pipelines and storage facilities and (2) well connection expenditures which are not classified as maintenance expenditures.
     The following table provides summary information related to our expected capital expenditures for 2011:

	Maintenance			Expansion
Segment	Low	Midpoint	High	Low	Midpoint	High
	(Millions)
Gas Pipeline	$325	$338	$350	$230	$255	$280
Midstream	165	175	185	860	975	1,090

Total	$490	$513	$535	$1,090	$1,230	$1,370
See Results of Operations — Segments, Gas Pipeline and Midstream Gas & Liquids for discussions describing the general nature of these expenditures.
Cash Distributions to Unitholders
     We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. However, Williams waived its incentive distribution rights related to the 2009 distribution periods. We have increased our quarterly distribution from $0.6875 to $0.7025 per unit, which resulted in a fourth quarter 2010 distribution of approximately $268 million that was paid on February 11, 2011, to the general and limited partners of record at the close of business on February 4, 2011.

Sources (Uses) of Cash

	Years Ended December 31,
	2010	2009	2008
		(Millions)
Net cash provided (used) by:
Operating activities	$1,816	$1,483	$1,516
Financing activities	3,517	(544)	(390)
Investing activities	(5,299)	(919)	(1,039)

Increase in cash and cash equivalents	$34	$20	$87

Operating activities
     Net cash provided by operating activities increased $333 million in 2010 as compared to 2009 primarily due to higher operating income and changes in working capital.
     Net cash provided by operating activities decreased $33 million in 2009 as compared to 2008 primarily due to lower operating income.
Financing activities
     Significant transactions include:
2010
•	$3.5 billion of net proceeds from the issuance of senior unsecured notes in 2010;

•	$660 million related to quarterly cash distributions paid to limited partner unitholders and our general partner;

•	$600 million received from our public offering of senior notes in November 2010 primarily used to fund a portion of the cash consideration paid for our Piceance acquisition;

•	$437 million received from our September and October 2010 equity offering primarily used to reduce revolver borrowings;

•	$430 million received in revolver borrowings from our $1.75 billion unsecured credit facility primarily used to fund our increased ownership in OPPL, a transaction that closed in September 2010;

•	$369 million received from our December 2010 equity offering used to reduce revolver borrowings and to fund a portion of our acquisition of certain midstream assets in Pennsylvania’s Marcellus Shale in December 2010;

•	$250 million received from revolver borrowings on our $1.75 billion unsecured credit facility in February 2010 to repay a term loan outstanding under our credit agreement which expired at the closing of the Dropdown;

•	$244 million distributed to Williams related to the excess purchase price over the contributed basis of the Piceance acquisition assets;

•	$200 million received in revolver borrowings from our $1.75 billion unsecured credit facility primarily used for general partnership purposes and to fund a portion of the cash consideration paid for our Piceance acquisition;

•	$152 million in distributions to Williams primarily related to the Contributed Entities prior to the closing of the Dropdown.

2009
•	$384 million in distributions to Williams related to the Contributed Entities prior to the closing of the Dropdown;

•	$144 million related to quarterly cash distributions paid to limited partner unitholders and our general partner.
2008
•	$623 million in distributions to Williams related to the Contributed Entities prior to the closing of the Dropdown;

•	$333 million proceeds from the completion of the WMZ initial public offering;

•	$250 million issuance by Northwest Pipeline of 6.05 percent senior unsecured notes. These proceeds were used to repay Northwest Pipeline’s $250 million loan under Williams’ $1.5 billion credit facility;

•	$250 million issuance by Transco of 6.05 percent senior unsecured notes due 2018. These proceeds were used to repay Transco’s $175 million loan under Williams’ $1.5 billion credit facility;

•	$175 million borrowing by Transco under Williams’ $1.5 billion credit facility to retire Transco’s $100 million 6.25 percent notes that matured in January 2008 and a $75 million adjustable rate note due in April 2008;

•	$155 million related to quarterly cash distributions paid to limited partner unitholders and our general partner.
Investing activities
     Significant transactions include:
2010
•	$3.4 billion related to the cash consideration paid to Williams in the Dropdown transaction in 2010;

•	$837 million in capital expenditures;

•	$458 million related to our Piceance acquisition (see Results of Operations — Segments, Midstream Gas & Liquids);

•	$424 million cash payment for our September 2010 acquisition of an increased interest in OPPL (see Results of Operations — Segment, Midstream Gas & Liquids);

•	$150 million paid for the purchase of a business in December 2010, consisting primarily of midstream assets in Pennsylvania’s Marcellus Shale (see Results of Operations — Segments, Midstream Gas & Liquids).
2009
•	$907 million in capital expenditures;

•	$108 million cash payment for our 51 percent ownership interest in the joint venture Laurel Mountain;

•	$73 million of cash received as a distribution from Gulfstream following its debt offering.
2008
•	$1,018 million in capital expenditures.

Contractual Obligations
     The table below summarizes the maturity dates of our contractual obligations at December 31, 2010:

		2012 -	2014 -
	2011	2013	2015	Thereafter	Total
			(Millions)
Long-term debt, including current portion:
Principal	$459	$325	$750	$5,302	$6,836
Interest	397	712	659	2,742	4,510
Operating leases (a)	29	43	38	153	263
Purchase obligations	455	361	272	1,006	2,094

Total	$1,340	$1,441	$1,719	$9,203	$13,703

(a)	Includes a right-of-way agreement with the Jicarilla Apache Nation, which is considered an operating lease. We are required to make a fixed annual payment of $7.5 million and an additional annual payment, which varies depending on per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the right-of-way agreement. The table above for years 2012 and thereafter does not include such variable amounts related to this agreement as the variable amount is not yet determinable.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
     We have various other guarantees and commitments which are disclosed in Notes 9, 12, 16, and 17 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.
Effects of Inflation
     Our operations have benefited from relatively low inflation rates. Approximately 64 percent of our gross property, plant, and equipment is at Gas Pipeline. Gas Pipeline is subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, we anticipate being allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulations, along with competition and other market factors, may limit our ability to recover such increased costs. For Midstream, operating costs are influenced to a greater extent by both competition for specialized services and specific price changes in crude oil and natural gas and related commodities than by changes in general inflation. Crude oil, natural gas, and NGL prices are particularly sensitive to the Organization of the Petroleum Exporting Countries (OPEC) production levels and/or the market perceptions concerning the supply and demand balance in the near future, as well as general economic conditions. However, our exposure to these price changes is reduced through the fee-based nature of certain of our services.
Environmental
     We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and/or remedial processes at certain sites, some of which we currently do not own (see Note 17 of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $18 million, all of which are included in other accrued liabilities and regulatory liabilities, deferred income and other on the Consolidated Balance Sheet at December 31, 2010. We will seek recovery of approximately $12 million of these accrued costs through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2010, we paid approximately $3 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $4 million in 2011 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. At December 31, 2010, certain assessment studies were still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
     We are also subject to the Federal Clean Air Act (Act) and to the Federal Clean Air Act Amendments of 1990 (1990 Amendments), which added significantly to the existing requirements established by the Act. Pursuant to requirements of the 1990 Amendments and EPA rules designed to mitigate the migration of ground-level ozone (NOx), we are planning installation of air pollution controls on existing sources at certain facilities in order to reduce NOx emissions. For many of these facilities, we are developing more cost effective and innovative compressor engine control designs.
     In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. Within two years, the EPA was expected to designate new eight-hour ozone non-attainment areas. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone non-attainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. The EPA currently anticipates finalization of the new ground-level ozone standard in the third quarter of 2011. Designation of new eight-hour ozone non-attainment areas are expected to result in additional federal and state regulatory actions that will likely impact our operations and increase the cost of additions to property, plant and equipment - net on the Consolidated Balance Sheet. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
     Additionally, in August 2010, the EPA promulgated National Emission Standards for Hazardous Air Pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the NESHAP regulations are estimated to include costs in the range of $31 million to $39 million through 2013, the compliance date.
     Furthermore, the EPA promulgated the Greenhouse Gas (GHG) Mandatory Reporting Rule on October 30, 2009, which requires facilities that emit 25,000 metric tons or more carbon dioxide (CO2) equivalent per year from stationary fossil fuel combustion sources to report GHG emissions to the EPA annually beginning March 31, 2011 for calendar year 2010. On November 30, 2010, the EPA issued additional regulations that expand the scope of the Mandatory Reporting Rule to include fugitive and vented greenhouse gas emissions effective January 1, 2011. Facilities that emit 25,000 metric tons or more CO2 equivalent per year from stationary fossil-fuel combustion and fugitive/vented sources combined will be required to report GHG combustion and fugitive/vented emissions to the EPA annually beginning March 31, 2012 for calendar year 2011. Compliance with this reporting obligation is estimated to cost a total of $10 million to $14 million over the next four to five years.
     In February 2010, the EPA promulgated a final rule establishing a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. This new standard is subject to numerous challenges in the federal court. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.
     Our interstate natural gas pipelines consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current interest rate risk exposure is related primarily to our debt portfolio. The majority of our debt portfolio is comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facilities could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. The Dropdown and related debt issuance, completed in February 2010, had a significant impact on our debt portfolio but did not materially change our interest rate risk exposure. (See Note 12 of Notes to Consolidated Financial Statements.)
     The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2010 and 2009. Long-term debt in the tables represents principal cash flows, net of (discount) premium, and weighted-average interest rates by expected maturity dates. The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings.

								Fair Value
								December 31,
	2011	2012	2013	2014	2015	Thereafter(1)	Total	2010
	(Millions)
Long-term debt, including current portion:
Fixed rate	$458	$325	$—	$—	$750	$5,290	$6,823	$7,283
Interest rate	5.9%	5.7%	5.7%	5.7%	5.8%	6.1%

								Fair Value
								December 31,
	2010	2011	2012	2013	2014	Thereafter(1)	Total	2009
	(Millions)
Long-term debt, including current portion:
Fixed rate	$15	$458	$325	$—	$—	$1,948	$2,746	$2,957
Interest rate	7.1%	7.0%	6.9%	6.7%	6.7%	6.9%
Variable rate	$—	$—	$250	$—	$—	$—	$250	$237
Interest rate (2)

(1)	Includes unamortized discount and premium.

(2)	The variable interest rate at December 31, 2009 was 1.23 percent. The weighted-average interest rate for 2009 is applicable base rate plus 0.89 percent.
Commodity Price Risk
     We are exposed to the impact of fluctuations in the market price of NGL and natural gas, as well as other market factors, such as market volatility and commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets and our long-term energy-related contracts. We manage a portion of the risks associated with these market fluctuations using various derivative contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 16 of Notes to Consolidated Financial Statements.)

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
     The value at risk was zero at December 31, 2010 and $0.1 million at December 31, 2009.
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
     Under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2010, our internal control over financial reporting was effective.
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
We have audited Williams Partners L.P.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Williams Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Williams Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Williams Partners L.P. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Williams Partners GP LLC
General Partner of Williams Partners L.P.
and the Limited Partners of Williams Partners L.P.
We have audited the accompanying consolidated balance sheets of Williams Partners L.P. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Partners L.P. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Williams Partners L.P.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 24, 2011

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
	2010	2009*	2008*
	(Millions, except per-unit amounts)
Revenues:
Gas Pipeline	$1,605	$1,591	$1,637
Midstream Gas & Liquids	4,109	3,018	4,220
Intercompany eliminations	1	(7)	(10)

Total revenues	5,715	4,602	5,847
Segment costs and expenses:
Costs and operating expenses	3,984	3,100	4,206
Selling, general and administrative expenses	281	300	282
Other (income) expense — net	(15)	(34)	10

Segment costs and expenses	4,250	3,366	4,498
General corporate expenses	125	109	95

Operating income:
Gas Pipeline	599	600	630
Midstream Gas & Liquids	866	636	719
General corporate expenses	(125)	(109)	(95)

Total operating income	1,340	1,127	1,254
Equity earnings	109	81	76
Interest accrued — third-party	(392)	(207)	(217)
Interest accrued — affiliate	(1)	(52)	(35)
Interest capitalized	29	58	43
Interest income — third-party	1	1	2
Interest income — affiliate	3	19	23
Other income — net	14	13	10

Income before income taxes	1,103	1,040	1,156
Provision (benefit) for income taxes	2	4	(952)

Net income	1,101	1,036	2,108
Less: Net income attributable to noncontrolling interests	16	27	25

Net income attributable to controlling interests	$1,085	$1,009	$2,083

Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$1,085	$1,009	$2,083
Allocation of net income to general partner and Class C units (a)	517	857	1,921

Allocation of net income to common units	$568	$152	$162

Basic and diluted net income per common unit	$2.66	$2.88	$3.08
Weighted average number of common units outstanding (a)	213,539,150	52,777,452	52,775,710

*	Recast as discussed in Note 1.

(a)	Calculated as discussed in Note 2.
See accompanying notes.

WILLIAMS PARTNERS L.P.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2010	2009*
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$187	$153
Accounts receivable:
Trade	404	381
Affiliate	—	6
Inventories	195	129
Regulatory assets	51	77
Other current assets	53	75

Total current assets	890	821
Investments	1,045	593
Property, plant and equipment — net	11,001	10,716
Regulatory assets, deferred charges and other	460	345

Total assets	$13,396	$12,475

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$322	$356
Affiliate	146	80
Accrued interest	105	49
Other accrued liabilities	174	136
Long-term debt due within one year	458	15

Total current liabilities	1,205	636
Long-term debt	6,365	2,981
Asset retirement obligations	460	492
Regulatory liabilities, deferred income and other	290	263
Contingent liabilities and commitments (Note 17)
Equity:
Common units (289,844,575 units outstanding at December 31, 2010 and 52,777,452 units outstanding at December 31, 2009)	6,564	1,631
General partner	(1,485)	6,123
Accumulated other comprehensive income (loss)	(3)	2
Noncontrolling interests in consolidated subsidiaries	—	347

Total equity	5,076	8,103

Total liabilities and equity	$13,396	$12,475

*	Recast as discussed in Note 1.
See accompanying notes.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Williams Partners L.P.
					Accumulated Other
	Limited Partners			General	Comprehensive	Noncontrolling	Total
	Common	Class C	Subordinated	Partner	Income (Loss)	Interests	Equity
	(Millions)
Balance — December 31, 2007*	$1,474	$—	$109	$4,638	$(6)	$—	$6,215
Comprehensive income:
Net income - 2008	163	—	2	1,918	—	25	2,108
Other comprehensive income:
Net unrealized change in cash flow hedges, net of reclassification adjustments	—	—	—	—	10	—	10

Total other comprehensive income							10

Total comprehensive income							2,118
Cash distributions	(124)	—	(4)	(27)	—	—	(155)
Sale of Williams Pipeline Partners L.P. limited partner units	—	—	—	—	—	333	333
Dividends paid to noncontrolling interests	—	—	—	—	—	(12)	(12)
Conversion of subordinated units into common ( 7,000,000 units)	107	—	(107)	—	—	—	—
Distributions to The Williams Companies, Inc. — net	—	—	—	(623)	—	—	(623)
Other	—	—	—	(5)	—	(4)	(9)

Balance — December 31, 2008*	$1,620	$—	$—	$5,901	$4	$342	$7,867
Comprehensive income:
Net income - 2009	145	—	—	864	—	27	1,036
Other comprehensive loss:
Net unrealized change in cash flow hedges, net of reclassification adjustments	—	—	—	—	(2)	—	(2)

Total other comprehensive loss							(2)

Total comprehensive income							1,034
Cash distributions	(134)	—	—	(10)	—	—	(144)
Dividends paid to noncontrolling interests	—	—	—	—	—	(23)	(23)
Distributions to The Williams Companies, Inc. — net	—	—	—	(384)	—	—	(384)
Reclassification of notes receivable (see Note 3 )	—	—	—	(253)	—	—	(253)
Other	—	—	—	5	—	1	6

Balance — December 31, 2009*	$1,631	$—	$—	$6,123	$2	$347	$8,103
Comprehensive income:
Net income - 2010	558	156	—	371	—	16	1,101
Other comprehensive loss:
Net unrealized change in cash flow hedges, net of reclassification adjustments	—	—	—	—	(5)	—	(5)

Total other comprehensive loss							(5)

Total comprehensive income							1,096
Cash distributions	(432)	(87)	—	(141)	—	—	(660)
Dividends paid to noncontrolling interests	—	—	—	—	—	(18)	(18)
Issuance of units (203,000,000 Class C units)	—	6,946	—	(6,946)	—	—	—
Distributions to The Williams Companies, Inc. — net	—	(3,357)	—	(923)	—	—	(4,280)
Conversion of Class C units to Common (203,000,000 units)	3,658	(3,658)	—	—	—	—	—
Issuance of units due to Williams Pipeline Partners L.P. merger (13,580,485 common units)	343	—	—	—	—	(343)	—
Issuance of units to public (18,637,500 common units)	806	—	—	—	—	—	806
Contributions from general partner	—	—	—	29	—	—	29
Other	—	—	—	2	—	(2)	—

Balance — December 31, 2010	$6,564	$—	$—	$(1,485)	$(3)	$—	$5,076

*	Recast as discussed in Note 1.
See accompanying notes.

WILLIAMS PARTNERS L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2010	2009*	2008*
	(Millions)
OPERATING ACTIVITIES:
Net income	$1,101	$1,036	$2,108
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	568	553	518
Provision (benefit) for deferred income taxes	—	—	(997)
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(23)	(93)	142
Inventories	(66)	17	(42)
Other assets and deferred charges	35	8	(81)
Accounts payable	28	2	(194)
Accrued liabilities	74	(73)	36
Affiliates — net	72	16	(9)
Other, including changes in noncurrent assets and liabilities	27	17	35

Net cash provided by operating activities	1,816	1,483	1,516

FINANCING ACTIVITIES:
Proceeds from long-term debt	5,029	—	674
Payments of long-term debt	(1,203)	(2)	(600)
Payment of debt issuance costs	(66)	—	—
Proceeds from sales of common units	806	—	29
Redemption of common units from general partner	—	—	(29)
General partner contributions	29	—	—
Proceeds from sale of Williams Pipeline Partners L.P. limited partner units	—	—	333
Excess purchase price over the contributed basis of Piceance Basin business	(244)	—	—
Dividends paid to noncontrolling interests	(18)	(23)	(12)
Distributions to limited partners and general partner	(660)	(144)	(155)
Distributions to The Williams Companies, Inc. — net	(152)	(384)	(623)
Other — net	(4)	9	(7)

Net cash provided (used) by financing activities	3,517	(544)	(390)

INVESTING ACTIVITIES:
Purchase of Contributed Entities	(3,426)	—	—
Purchase of Piceance Basin business	(458)	—	—
Purchase of a business	(150)	—	—
Property, plant and equipment:
Capital expenditures	(837)	(907)	(1,018)
Net proceeds from dispositions	64	46	30
Purchase of investments	(476)	(131)	(50)
Distribution received from Gulfstream Natural Gas System, L.L.C.	—	73	—
Purchase of ARO trust investments	(47)	(46)	(31)
Proceeds from sale of ARO trust investments	31	41	14
Other — net	—	5	16

Net cash used by investing activities	(5,299)	(919)	(1,039)

Increase in cash and cash equivalents	34	20	87
Cash and cash equivalents at beginning of year	153	133	46

Cash and cash equivalents at end of year	$187	$153	$133

*	Recast as discussed in Note 1.
See accompanying notes.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization, Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Organization
     Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar language refer to Williams Partners L.P. and its subsidiaries.
     We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of December 31, 2010, Williams owns an approximate 73 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC (OLLC), an operating limited liability company (wholly owned by us).
Description of Business
     Our operations are located in the United States and are organized into the following reporting segments: Gas Pipeline and Midstream Gas & Liquids (Midstream).
     Gas Pipeline is comprised primarily of the following interstate natural gas pipeline assets:
•	Transcontinental Gas Pipe Line Company, LLC (Transco), an interstate natural gas pipeline extending from the Gulf of Mexico region to the northeastern United States;

•	Northwest Pipeline GP (Northwest Pipeline), an interstate natural gas pipeline extending from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington;

•	A 24.5 percent equity interest in Gulfstream Natural Gas System L.L.C. (Gulfstream), an interstate natural gas pipeline extending from the Mobile Bay area in Alabama to markets in Florida.
     Midstream is comprised of the following natural gas gathering, processing and treating facilities, oil gathering and transportation facilities and natural gas liquids (NGL) transportation, fractionation and storage facilities and investments:
•	Two gathering systems and the Echo Springs and Opal processing plants serving the Wamsutter and southwest areas of Wyoming;

•	A gathering system, the Ignacio, Kutz and Lybrook processing plants and the Milagro and Esperanza natural gas treating plants, all serving the San Juan basin in New Mexico and Colorado;

•	A gathering system, natural gas liquids pipeline and the Willow Creek and Parachute processing plants in Colorado;

•	An equity interest in Laurel Mountain Midstream, LLC (Laurel Mountain), serving the Marcellus shale region of western Pennsylvania;

•	Gathering pipelines and compressor stations in the Appalachian basin of Pennsylvania;

•	Onshore and offshore natural gas and oil gathering pipelines in the Gulf Coast region;

•	The Mobile Bay and Markham processing plants in the Gulf Coast region;

•	The Canyon Station and Devils Tower offshore production platforms in the Gulf of Mexico;

•	Four Gulf of Mexico deepwater crude oil pipelines;

•	NGL storage facilities in the Conway, Kansas area;

•	Interests in two NGL fractionation facilities: one near Conway, Kansas and the other in Baton Rouge, Louisiana;

•	An equity interest in Discovery Producer Services LLC (Discovery), whose assets include a processing plant and a fractionation plant in Louisiana, and an offshore natural gas gathering and transportation system in the Gulf of Mexico;

•	An equity interest in Aux Sable Liquid Products LP (Aux Sable), whose assets include a processing plant and a fractionator in Illinois;

•	An equity interest in Overland Pass Pipeline Company LLC (OPPL), whose assets include a natural gas liquids pipeline stretching from Wyoming through Colorado and into Kansas.
Basis of Presentation
     On February 17, 2010, we closed a transaction (the Dropdown) with our general partner, our operating company, Williams and certain of its subsidiaries, pursuant to which Williams contributed to us the ownership interests in the entities that made up its Gas Pipeline and Midstream businesses to the extent not already owned by us, including Williams’ limited and general partner interests in Williams Pipeline Partners L.P. (WMZ), but excluding its Canadian, Venezuelan and olefins operations, and 25.5 percent of Gulfstream, collectively defined as the Contributed Entities.
     This contribution was made in exchange for aggregate consideration of:
•	$3.5 billion in cash, less certain expenses incurred by us, and other post closing adjustments, which we financed by issuing $3.5 billion of senior unsecured notes (see Note 12);

•	203 million of our Class C limited partnership units which automatically converted into our common limited partnership units on May 10, 2010;

•	An increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest.
     During third-quarter 2010, we completed our merger with WMZ. All of WMZ’s common units not held by its general partner were exchanged at a ratio of 0.7584 of our units for each WMZ unit. WMZ is now our wholly owned subsidiary, is no longer publicly traded and has been delisted.
     During fourth-quarter 2010, we closed the acquisition of a business represented by certain gathering and processing assets in Colorado’s Piceance Basin from a subsidiary of Williams (the Piceance Acquisition). The Piceance Acquisition was made in exchange for $702 million in cash, 1,849,138 common units and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner ownership interest. As the acquired assets were purchased from a subsidiary of Williams, the transaction has been accounted for as a combination of entities under common control, similar to a pooling of interests, whereby the assets and liabilities acquired are combined with ours at their historical amounts. The acquired assets are reported in our Midstream segment, which includes a recast of prior periods. The effect of recasting our financial statements to account for this transaction increased net income $60 million, $5 million and $6 million for the years ended 2010, 2009 and 2008, respectively.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary of Significant Accounting Policies
   Principles of consolidation
     We have prepared the consolidated financial statements based on accounting principles generally accepted in the United States and included the accounts of Williams Partners L.P., OLLC and our other wholly owned subsidiaries. We eliminated all intercompany accounts have transactions and have reclassified amounts to conform to certain classifications. We apply the equity method of accounting for investments in unconsolidated companies in which we and our subsidiaries own 20 percent to 50 percent of the voting interest or otherwise exercise significant influence over operating and financial policies of the company. We also apply the equity method of accounting for investments where our majority ownership does not provide us with control due to the significant participatory rights of other owners.
   Use of estimates
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
     Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:
•	Impairment assessments of long-lived assets;

•	Loss contingencies;

•	Environmental remediation obligations;

•	Asset retirement obligations.
These estimates are discussed further throughout these notes.
   Regulatory accounting
     Transco and Northwest Pipeline are regulated by the Federal Energy Regulatory Commission (FERC). Their rates established by the FERC are designed to recover the costs of providing the regulated services, and their competitive environment makes it probable that such rates can be charged and collected. Therefore, our management has determined that it is appropriate to account for and report regulatory assets and liabilities related to these operations consistent with the economic effect of the way in which their rates are established. Accounting for these businesses that are regulated can differ from the accounting requirements for non-regulated businesses. These differences are discussed further throughout these notes.
   Cash and cash equivalents
     Cash and cash equivalents include amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturities of three months or less when acquired.
   Accounts receivable
     Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue which generates the accounts

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of our customers, and the amount and age of past due accounts. We consider receivables past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The allowance for doubtful accounts at December 31, 2010 and 2009 was insignificant.
   Inventory valuation
     All inventories are stated at the lower of cost or market. We determine the cost of certain natural gas inventories held by Transco using the last-in, first-out (LIFO) cost method. We determine the cost of the remaining inventories primarily using the average-cost method. LIFO inventory at December 31, 2010 and 2009 was $9 million and $7 million, respectively.
   Property, plant and equipment
     Property, plant and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. Ordinary maintenance and repair costs are generally expensed as incurred. Costs of major renewals and replacements are capitalized.
     As regulated entities, Transco and Northwest Pipeline provide for depreciation using the straight-line method at FERC-prescribed rates. Depreciation for nonregulated entities is provided primarily on the straight-line method over estimated useful lives, except for certain offshore facilities that apply a declining balance method. (See Note 9.)
     Gains or losses from the ordinary sale or retirement of property, plant and equipment for regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in other (income) expense — net included in operating income in the Consolidated Statement of Income.
     We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. The regulated pipelines record the ARO asset depreciation offset to a regulatory asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as corresponding accretion expense included in costs and operating expenses, except for regulated entities, for which the liability is offset by a regulatory asset as management expects to recover amounts in future rates. The regulatory asset is amortized commensurate with the collection of those costs in rates.
     Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium.
   Cash flows from revolving credit facilities
     Proceeds and payments related to borrowings under our credit facility are reflected in the financing activities of the Consolidated Statement of Cash Flows on a gross basis.
   Derivative instruments and hedging activities
     We may utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swap agreements, option contracts and forward contracts involving short- and long-term purchases and sales of physical energy commodities. The counterparty to certain of these instruments is a Williams affiliate. We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, on the Consolidated Balance Sheet in other current assets, other accrued liabilities, regulatory assets, deferred charges and other or regulatory liabilities, deferred income and other as either current or noncurrent. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual contracts. We report these amounts on a gross basis.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The accounting for changes in the fair value of a commodity derivative depends on whether the derivative has been designated in a hedging relationship and whether we have elected the normal purchases and normal sales exception. The accounting for the change in fair value can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in qualifying hedging relationship	Hedge accounting
All other derivatives	Mark-to-market accounting
     We may elect the normal purchases and normal sales exception for certain short- and long-term purchases and sales of physical energy commodities. Under accrual accounting, any change in the fair value of these derivatives is not reflected on the balance sheet after the initial election of the exception.
     We have designated a hedging relationship for certain commodity derivatives. For a derivative to qualify for designation in a hedging relationship it must meet specific criteria and we must maintain appropriate documentation. We establish hedging relationships pursuant to our risk management policies. We evaluate the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in revenues or costs and operating expenses dependent upon the underlying hedged transaction.
     For derivatives designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (AOCI) and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in revenues or costs and operating expenses. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in revenues or costs and operating expenses at that time. The change in likelihood of a forecasted transaction is a judgmental decision that includes qualitative assessments made by management.
     For commodity derivatives that are not designated in a hedging relationship, and for which we have not elected the normal purchases and normal sales exception, we report changes in fair value currently in revenues or costs and operating expenses dependent upon the underlying hedged transaction .
     Certain gains and losses on derivative instruments included in the Consolidated Statement of Income are netted together to a single net gain or loss, while other gains and losses are reported on a gross basis. Gains and losses recorded on a net basis include:
•	Unrealized gains and losses on all derivatives that are not designated as hedges and for which we have not elected the normal purchases and normal sales exception;

•	The ineffective portion of unrealized gains and losses on derivatives that are designated as cash flow hedges;

•	Realized gains and losses on all derivatives that settle financially other than natural gas derivatives for NGL processing activities;

•	Realized gains and losses on derivatives entered into as a pre-contemplated buy/sell arrangement.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Realized gains and losses on derivatives that require physical delivery, as well as natural gas derivatives for NGL processing activities and which are not held for trading purposes nor were entered into as a pre-contemplated buy/sell arrangement, are recorded on a gross basis. In reaching our conclusions on this presentation, we considered whether we act as principal in the transaction; whether we have the risks and rewards of ownership, including credit risk; and whether we have latitude in establishing prices.
   Revenues
     Gas Pipeline revenues are primarily from services pursuant to long-term firm transportation and storage agreements. These agreements provide for a reservation charge based on the volume of a contracted capacity and a commodity charge based on the volume of gas delivered, both at rates specified in our FERC tariffs. We recognize revenues for reservation charges ratably over the contract period regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges, from both firm and interruptible transportation services, and storage injection and withdrawal services are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility.
     In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. The resulting imbalances are primarily settled through the purchase and sale of gas with our customers under terms provided for in our FERC tariffs. Revenue is recognized from the sale of gas upon settlement of the transportation and exchange imbalances.
     As a result of the ratemaking process, certain revenues collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and other risks.
     Natural gas gathering and processing services are performed under volumetric-based fee contracts, keep-whole agreements and percent-of-liquids arrangements. Revenues under volumetric-based fee contracts are recorded when services have been performed. Under keep-whole and percent-of-liquid processing contracts, we retain the rights to all or a portion of the NGLs extracted from the producers’ natural gas stream and recognize revenues when the extracted NGLs are sold and delivered.
     We also market NGLs that we purchase from our producer customers. Revenues from marketing NGLs are recognized when the products have been sold and delivered.
     Oil gathering and transportation revenues and offshore production handling fees are recognized when the services have been performed. Certain offshore production handling contracts contain fixed payment terms that result in the deferral of revenues until such services have been performed.
     Storage revenues under prepaid contracted storage capacity contracts are recognized evenly over the life of the contract as services are provided.
   Impairment of long-lived assets and investments
     We evaluate our long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether the carrying value of the assets is recoverable. We apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes, including selling in the near term or holding for the remaining estimated useful life. If the carrying value is not recoverable, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For assets identified to be disposed of in the future and considered held for sale, we compare the carrying value to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change.
     We evaluate our investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment charge.
     Judgments and assumptions are inherent in our management’s estimate of undiscounted future cash flows and an asset’s or investment’s fair value. Additionally, judgment is used to determine the probability of sale with respect to assets considered for disposal.
   Capitalized interest
     We capitalize interest during construction on major projects with construction periods of at least three months and a total project cost in excess of $1 million. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by nonregulated companies are based on the average interest rate on debt.
   Income taxes
     We generally are not a taxable entity for federal or state and local income tax purposes. The tax on net income is generally borne by individual partners. Net income for financial statement purposes may differ significantly from taxable income of unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes in us is not available to us.
     Although the operations of assets we have acquired from Williams were included in the Williams’ consolidated federal income tax return following their acquisition by us, their operations are now treated as a partnership. Therefore, other than Transco, the historical operations exclude income taxes for all periods presented. Transco converted from a corporation to a limited liability company on December 31, 2008, and was not subject to income taxes after this respective date. The effect of Transco’s change in tax status is included in the provision (benefit) for income taxes in 2008.
     The State of Texas imposes a partnership level tax based on taxable margin, revenues less certain deductions, which for financial accounting purposes is classified as a tax based on income. Certain other jurisdictions may also impose a partnership level income tax. These taxes are included in the provision (benefit) for income taxes.
   Earnings per unit
     We use the two-class method to calculate basic and diluted earnings per unit whereby net income, adjusted for items specifically allocated to our general partner, is allocated on a pro-rata basis between unitholders and our general partner. Basic and diluted earnings per unit are based on the average number of common and subordinated units outstanding. Additionally, subsequent to April 1, 2010 we consider Class C units as common units for purposes of the calculation. Basic and diluted earnings per unit are equivalent as there are no dilutive securities outstanding.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2. Allocation of Net Income and Distributions
     The allocation of net income among our general partner, limited partners, and noncontrolling interests, as reflected in the Consolidated Statement of Changes in Equity, for the years ended 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
		(Millions)
Allocation of net income to general partner:
Net income	$1,101	$1,036	$2,108
Net income applicable to pre-partnership operations allocated to general partner (1)	(223)	(857)	(1,892)
Net income applicable to noncontrolling interests	(16)	(27)	(25)
Net reimbursable costs charged directly to general partner	(4)	3	2

Income subject to 2% allocation of general partner interest	858	155	193
General partner’s share of net income	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	17	3	4
Incentive distributions paid to general partner (2)	127	7	24
Charges allocated directly to general partner	4	(3)	(2)
Pre-partnership net income allocated to general partner interest	223	857	1,892

Net income allocated to general partner	$371	$864	$1,918

Allocation of net income to limited partners:
Net income	$1,101	$1,036	$2,108
Net income allocated to general partner	371	864	1,918
Net income allocated to Class C limited partners	156	—	—
Net income allocated to noncontrolling interests	16	27	25

Net income allocated to common limited partners	$558	$145	$165

(1)	$163 million of net income related to the Dropdown and $60 million of net income related to the Piceance Acquisition was allocated to the general partner in 2010.

(2)	In the calculation of basic and diluted net income per limited partner unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period. The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period.
     Common and subordinated unitholders shared equally, on a per-unit basis, in the net income allocated to limited partners before the conversion of the subordinated units into common units in 2008.
     The Charges allocated directly to general partner amounts represent the net of both income and expense items. Under the terms of omnibus agreements, we are reimbursed by our general partner for certain expense items and are required to distribute certain income items to our general partner.
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

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth the partnership cash distributions paid on the dates indicated (in millions, except for per unit amounts):

						Incentive
	Per Unit	Common	Subordinated	Class C		Distribution	Total Cash
Payment Date	Distribution	Units	Units	Units	2%	Rights	Distribution
2/14/2008	$0.5750	$26	$4	$—	$1	$4	$35
5/15/2008	$0.6000	$32	$—	$—	$1	$5	$38
8/14/2008	$0.6250	$33	$—	$—	$1	$7	$41
11/14/2008	$0.6350	$33	$—	$—	$1	$8	$42
2/13/2009	$0.6350	$33	$—	$—	$1	$8	$42
5/15/2009	$0.6350	$33	$—	$—	$1	$—	$34
8/14/2009	$0.6350	$33	$—	$—	$1	$—	$34
11/13/2009	$0.6350	$33	$—	$—	$1	$—	$34
2/12/2010	$0.6350	$33	$—	$—	$1	$—	$34
5/14/2010 (a)	$0.6575	$35	$—	$87	$3	$30	$155
8/13/2010	$0.6725	$172	$—	$—	$4	$45	$221
11/12/2010	$0.6875	$192	$—	$—	$5	$53	$250
2/11/2011(b)	$0.7025	$204	$—	$—	$5	$59	$268

(a)	Distributions on the Class C units and the additional general partner units issued in connection with the closing of the Dropdown, as well as the related incentive distribution rights payment, were prorated to reflect the fact that they were not outstanding during the first full quarter period of 2010.

(b)	On February 11, 2011, we paid a cash distribution of $0.7025 per unit on our outstanding common units to unitholders of record at the close of business on February 4, 2011.
Note 3. Related Party Transactions
     The employees of our operated assets are employees of Williams. Williams directly charges us for the payroll and benefit costs associated with operations employees and carries the obligations for many employee-related benefits in its financial statements, including the liabilities related to the employee retirement, medical plans and paid time off. Our share of those costs is charged to us through affiliate billings and reflected in costs and operating expenses in the accompanying Consolidated Statement of Income.
     In addition, all of our general and administrative employees are employees of Williams, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. Our share of direct administrative expenses is reflected in selling, general and administrative expense, and our share of allocated administrative expenses is reflected in general corporate expenses in the accompanying Consolidated Statement of Income. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams.
     Under an omnibus agreement entered into in connection with the Piceance Acquisition, a subsidiary of Williams is obligated to reimburse us for (i) amounts incurred by us or our subsidiaries for any costs required to complete the pipeline and compression projects known collectively as the Ryan Gulch Expansion Project, (ii) amounts incurred by us or our subsidiaries prior to January 31, 2011, related to the development of a cryogenic processing arrangement with a subsidiary of Williams, up to $20 million, and (iii) amounts incurred by us or our subsidiaries for notice of violation or enforcement actions related to compression station land use permits or other losses, costs and expenses related to certain surface lease use agreements. In addition, we are obligated to reimburse a subsidiary

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Williams for any costs related to the pipeline and compression projects known collectively as the Kokopelli Expansion irrespective of whether those costs were incurred prior to the effective date of the Piceance Acquisition. We did not receive or pay any reimbursements under this agreement for the year ended December 31, 2010.
     Under an omnibus agreement entered into in connection with the Dropdown, Williams is obligated to reimburse us for (i) amounts incurred by us or our subsidiaries for repair or abandonment costs for damages to certain facilities caused by Hurricane Ike, up to a maximum of $10 million, (ii) maintenance capital expenditure amounts incurred by us or our subsidiaries for certain U.S. Department of Transportation projects, up to a maximum of $50 million, and (iii) an amount based on the amortization over time of deferred revenue amounts that relate to cash payments received by Williams prior to the closing of the Dropdown for services to be rendered by us in the future at the Devils Tower floating production platform. In addition, we will be obligated to pay to Williams the proceeds of certain sales of natural gas recovered from the Hester storage field pursuant to the FERC order dated March 7, 2008, approving a settlement agreement. Net amounts received under this agreement for the year ended December 31, 2010 were $2 million.
     Under a separate omnibus agreement entered into in August 2005 with Williams, we were provided a quarterly credit for general and administrative expenses through December 31, 2009, which was reflected as a capital contribution from our general partner. During 2009, Williams agreed to provide up to an additional $10 million credit, in addition to the credit previously provided, to the extent that 2009 nonsegment profit general and administrative expenses exceeded a certain level. We recorded total general and administrative expenses (including those expenses subject to the credit by Williams) as an expense, and we recorded any credits as capital contributions from Williams. The expense subject to this credit was allocated entirely to our general partner. As a result, the net income allocated to limited partners on a per-unit basis reflected the benefit of this credit. The total general and administrative credits received from Williams were $3 million and $2 million in 2009 and 2008, respectively. Total amounts received under the initial omnibus agreement for the year ended December 31, 2010 were $1 million.
     We have a contribution receivable from our general partner of $8 million at December 31, 2010 and less than $1 million at December 31, 2009, for amounts reimbursable to us under these omnibus agreements. We net this receivable against equity on the Consolidated Balance Sheet.
     Gas Pipeline revenues include revenues from transportation and exchange services and rental of communication facilities with subsidiaries of Williams. The rates charged to provide sales and services to affiliates are comparable to those that are charged to similarly-situated nonaffiliated customers.
     Midstream revenues include revenues from the following types of transactions with affiliates:
•	Sales of feedstock commodities to Williams Olefins, LLC (Williams Olefins), a wholly owned subsidiary of Williams, for use in their facilities. These sales are generally made at market prices at the time of sale.

•	Gathering, treating and processing services for Williams’ Exploration & Production business under several contracts. We believe that the rates charged to provide these services are reasonable as compared to those that are charged to similarly-situated nonaffiliated customers.
     Costs and operating expenses also include charges for the following types of transactions with affiliates and equity method investees:
•	Our Midstream segment purchases NGLs for resale from Williams’ Exploration & Production business, Discovery, and Williams Olefins at market prices at the time of purchase.

•	Our Midstream segment purchases natural gas for shrink replacement and fuel from Williams Gas Marketing, Inc. (WGM), a wholly owned subsidiary of Williams, at market prices at the time of purchase or contract execution.

•	Our Midstream segment pays OPPL for transportation of NGLs from certain natural gas processing plants.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	We transferred a transportation capacity agreement to WGM in a prior year. To the extent that WGM does not utilize this transportation capacity for its needs (primarily transporting third-party gas volumes), we reimburse WGM for these transportation costs.

•	Our Gas Pipeline segment purchases natural gas from WGM at contract or market prices.
     Below is a summary of the related party transactions discussed above.

	Years Ended December 31,
	2010	2009	2008
	(Millions)
Gas Pipeline revenues	$25	$29	$38
Midstream revenues
Product sales	121	75	164
Gathering and processing	225	143	103
Costs and operating expenses
Product purchases	873	612	1,180
Employee costs	191	206	215
Other	53	39	11
Selling, general and administrative expense
Employee and other allocated costs	208	234	211
General corporate expense	125	109	95
     We periodically enter into derivative contracts with WGM to hedge forecasted NGL sales and natural gas purchases. These contracts are priced based on market rates at the time of execution and are reflected in other current assets, regulatory assets, deferred charges and other and other accrued liabilities on the Consolidated Balance Sheet. (See Note 16).
     The Contributed Entities historically participated in Williams’ cash management program under unsecured promissory note agreements with Williams for both advances to and from Williams. At December 31, 2009, the net advances to Williams were classified in the Consolidated Balance Sheet as follows:
•	In contemplation of the Dropdown, Transco and Northwest Pipeline each approved and paid a cash distribution to Williams that included the balance of their outstanding notes receivable from parent and associated interest receivable which were paid in February 2010. Accordingly, those balances outstanding at December 31, 2009, totaling $253 million, are reflected as a reduction of equity.

•	At December 31, 2009, net advances to Williams for the remaining Contributed Entities are classified as a component of equity because, although the advances were due on demand, Williams has not historically required repayment or repaid amounts owed to us.
     In connection with the Dropdown, the outstanding advances were distributed to Williams in February 2010. This distribution had no net impact on our assets or liabilities. Changes in the advances to Williams are presented as distributions to The Williams Companies, Inc — net in the Consolidated Statement of Changes in Equity and Consolidated Statement of Cash Flows.
     The accounts receivable — affiliate and accounts payable — affiliate on the Consolidated Balance Sheet represent the receivable and payable positions that result from the transactions with affiliates discussed above.
     In June 2009, we issued a $26 million note payable to Laurel Mountain, an equity method investee, in connection with its formation. This note payable is included in long-term debt due within one year in the Consolidated Balance Sheet (see Note 12).
     In October 2010, one of our independent Board of Director members, Mr. H. Michael Krimbill, began service as the Chief Executive Officer of Silverthorne Energy Partners LP (Silverthorne), certain of whose subsidiaries are customers and vendors to certain of our subsidiaries. Specifically in 2010, we paid approximately $5 million to Silverthorne for purchases of propane and natural gasoline at market prices. Also in 2010, we received approximately $20 million from Silverthorne for the sale of propane at market prices.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4. Investments
     Investments accounted for using the equity method include:

	December 31,
	2010	2009
	(Millions)
OPPL — 50%	$429	$—
Gulfstream — 24.5%	185	188
Discovery — 60% (a)	181	189
Laurel Mountain — 51% (a)	170	133
Other	80	83

	$1,045	$593

(a)	We account for these investments under the equity method due to the significant participatory rights of our partners such that we do not control the investments.
     Differences between the carrying value of our equity investments and the underlying equity in the net assets of the investees are primarily related to $45 million of impairments previously recognized. These differences are amortized over the expected remaining life of the investees’ underlying assets.
     Dividends and distributions, including those presented below, received from companies accounted for by the equity method were $133 million, $168 million, and $121 million in 2010, 2009, and 2008 respectively. These transactions reduced the carrying value of our investments. These dividends and distributions primarily included:

	Years Ended December 31,
	2010	2009	2008
		(Millions)
Gulfstream	$39	$109	$29
Discovery	44	32	56
Aux Sable	28	15	28
     We contributed $5 million and $10 million to Gulfstream in 2010 and 2009, respectively. We also contributed $3 million and $13 million to Discovery in 2010 and 2009, respectively. In June 2009, we acquired a 51 percent ownership interest in Laurel Mountain for $133 million and contributed another $43 million in 2010. We also acquired an additional 49 percent ownership interest in OPPL in 2010 for $424 million.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summarized Financial Position and Results of Operations of Equity Method Investments (Unaudited)

	December 31,
	2010	2009
	(Millions)
Current assets	$235	$210
Noncurrent assets	3,976	3,061
Current liabilities	156	156
Noncurrent liabilities	1,294	1,254

	Years Ended December 31,
	2010	2009	2008
		(Millions)
Gross revenue	$1,050	$785	$905
Operating income	566	359	351
Net income	402	295	312
Note 5. Asset Sales, Impairments and Other Accruals
     The following table presents significant gains or losses from asset sales, impairments and other accruals or adjustments reflected in other (income) expense — net within segment costs and expenses.

	Years Ended December 31,
	2010	2009	2008
		(Millions)
Gas Pipeline
Gain on sale of certain south Texas assets	$—	$—	$(10)
Accrual of regulatory liability related to overcollection of certain employee expenses	10	—	—
Midstream
Gains on sales of certain assets	(12)	(40)	—
Involuntary conversion gains	(18)	(4)	(17)
Impairments of certain gathering and transportation assets and other asset write-downs	9	—	17
     In 2009, we sold our Cameron Meadows plant, which had a carrying value of $16 million, and recognized a $40 million gain.
Note 6. Provision (Benefit) for Income Taxes
     Transco converted to a single member limited liability company on December 31, 2008. It made an election to be treated as a disregarded entity; therefore, it was no longer subject to federal or state income tax as of its respective conversion date. The provision (benefit) for income taxes shown for 2008 includes Transco’s benefit through December 31, 2008. Subsequent to the conversion, all deferred taxes were eliminated through income. Transco no longer provides for federal or state income taxes.
     The State of Texas imposes a partnership level tax based on taxable margin, revenues less certain deductions, which for financial accounting purposes is classified as a tax based on income. Certain other jurisdictions may also impose a partnership level income tax. These taxes are included in the provision (benefit) for income taxes in 2010 and 2009.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
    The provision (benefit) for income taxes includes:

	Years Ended December 31,
	2010	2009	2008
	(Millions)
Current:
Federal	$—	$—	$37
State	2	4	8

	2	4	45

Deferred:
Federal	—	—	(867)
State	—	—	(130)

	—	—	(997)

Total provision (benefit) for income tax	$2	$4	$(952)

     Reconciliations from the provision for income taxes at the federal statutory rate to the realized provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Millions)
Provision at statutory rate	$386	$364	$405
Increases (decreases) in taxes resulting from:
Income from operations not taxed as a LLC	(386)	(364)	(298)
State income taxes (net of federal benefit)	2	4	14
Conversion from corporation to LLC	—	—	(1,073)

Provision (benefit) for income taxes	$2	$4	$(952)

     We have no deferred income tax liabilities or deferred income tax assets at December 31, 2010, or 2009.
     Total interest and penalties recognized as a component of income tax expense were insignificant in 2010, 2009, and 2008.
     Net cash payments made to Williams for income taxes were $2 million, $21 million and $77 million in 2010, 2009, and 2008, respectively.
Note 7. Benefit Plans
     Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
    Pension plans
     Williams has noncontributory defined benefit pension plans that provide pension benefits for its eligible employees. Pension expense charged to us by Williams for 2010, 2009 and 2008 totaled $30 million, $37 million and $12 million, respectively. At the total Williams plan level, the pension plans had a projected benefit obligation of $1,267 million and $1,118 million at December 31, 2010 and 2009, respectively. The plans were underfunded by $296 million and $258 million at December 31, 2010 and 2009, respectively.
    Postretirement benefits other than pensions

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Williams provides certain retiree health care and life insurance benefits for eligible participants that generally were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries. The allocation of cost for the plan anticipates future cost-sharing changes to the plan that are consistent with Williams’ expressed intent to increase the retiree contribution level, generally in line with health care cost increases. We recognized a net periodic postretirement benefit credited to us by Williams of $4 million in 2010 and a net periodic postretirement benefit charged to us by Williams of $4 million and $5 million for 2009 and 2008, respectively. At the total Williams plan level, the postretirement benefit plans had a projected benefit obligation of $289 million and $259 million at December 31, 2010 and 2009, respectively. The plans were underfunded by $127 million and $111 million at December 31, 2010 and 2009, respectively.
     Any differences between the annual expense and amounts currently being recovered in rates by our FERC-regulated gas pipelines are recorded as an adjustment to revenues and collected or refunded through future rate adjustments. A regulatory asset can be recorded only to the extent it is currently funded.
    Defined contribution plan
     Williams charged us compensation expense of $13 million, $14 million and $13 million in 2010, 2009 and 2008, respectively, for Williams’ matching contributions to this plan.
   Employee Stock-Based Compensation Plan information
     The Williams Companies, Inc. 2007 Incentive Plan (Plan) provides for Williams common-stock-based awards to both employees and nonmanagement directors. The Plan permits the granting of various types of awards including, but not limited to, stock options and deferred stock. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets being achieved.
     Williams bills us directly for compensation expense related to stock-based compensation awards based on the fair value of the awards.
     Total stock-based compensation expense, included in administrative and general expenses, for the years ended December 31, 2010, 2009 and 2008 was $11 million, $11 million and $9 million, respectively.
Note 8. Inventories

	December 31,
	2010	2009
	(Millions)
Natural gas liquids	$61	$44
Natural gas in underground storage	62	20
Materials, supplies, and other	72	65

	$195	$129

Note 9. Property, Plant and Equipment

	Estimated	Depreciation
	Useful Life (a)	Rates (a)	December 31,
	(Years)	(%)	2010	2009
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$5,486	$4,651
Construction in progress	(b )		100	673
Other	3 - 45		456	385

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated	Depreciation
	Useful Life (a)	Rates (a)	December 31,
	(Years)	(%)	2010	2009
			(Millions)
Regulated:
Natural gas transmission facilities		.01 - 7.25	9,066	8,814
Construction in progress		(b )	240	152
Other		.01 - 33.33	1,359	1,301

Total property, plant, and equipment, at cost			16,707	15,976
Accumulated depreciation and amortization			(5,706)	(5,260)

Property, plant, and equipment — net			$11,001	$10,716

(a)	Estimated useful life and depreciation rates are presented as of December 31, 2010. Depreciation rates for regulated assets are prescribed by the FERC.

(b)	Construction in progress balances not yet subject to depreciation.
     Depreciation and amortization expense for property, plant and equipment — net was $567 million, $548 million and $514 million in 2010, 2009 and 2008, respectively.
     Regulated property, plant and equipment — net includes approximately $906 million and $946 million at December 31, 2010 and 2009, respectively, related to amounts in excess of the original cost of the regulated facilities within Gas Pipeline as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.
   Asset retirement obligations
     The accrued obligations relate to gas transmission facilities, underground storage caverns, offshore platforms, gas processing, fractionation and compression facilities and gas gathering well connections and pipelines. At the end of the useful life of each respective asset, we are legally obligated to remove certain components of gas transmission facilities from the ground, plug storage caverns and remove any related surface equipment, remove surface equipment and restore land at gas processing, fractionation and compression facilities, dismantle offshore platforms, cap certain gathering pipelines at the wellhead connection and remove any related surface equipment.
     The following table presents the significant changes to our asset retirement obligations. The current portion included in other accrued liabilities at December 31, 2010 and 2009, respectively, is $35 million and $5 million:

	December 31,
	2010	2009
	(Millions)
Beginning balance	$497	$469
Accretion	36	34
New obligations	1	16
Changes in estimates of existing obligations (1)	(22)	(10)
Property dispositions/obligations settled	(17)	(12)

Ending balance	$495	$497

(1)	Changes in estimates of existing obligations are primarily due to the annual review process which considers various factors including inflation rates, current estimates for removal cost, discount rates and the estimated remaining life of the assets. The net downward revision in 2010 includes an increase of $31 million related to changes in the timing and method of abandonment on certain of Transco’s natural gas storage caverns that were associated with a recent leak.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Pursuant to its 2008 rate case settlement, Transco deposits a portion of its collected rates into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. Transco is also required to make annual deposits into the trust through 2012. (See Note 16).
   Property Insurance
     The current availability of named windstorm insurance has been significantly reduced from historical levels. Additionally, named windstorm insurance coverage that is available for offshore assets comes at significantly higher premium amounts, higher deductibles and lower coverage limits. Our existing coverage for physical damage to facilities, especially damage to offshore facilities by named windstorms, is limited to $75 million for each occurrence and on an annual aggregate basis in the event of material loss.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10. Regulatory Assets and Liabilities
     The regulatory assets and regulatory liabilities included in the Consolidated Balance Sheet at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(Millions)
Regulatory assets:
Grossed-up deferred taxes on equity funds used during construction	$105	$108
Asset retirement obligations	108	100
Fuel cost	33	66
Levelized incremental depreciation	32	31
Other	32	29

	$310	$334

Regulatory liabilities:
Negative salvage	$100	$67
Postretirement benefits other than pension	30	20
Other	5	4

	$135	$91

     Regulatory assets are included in regulatory assets and regulatory assets, deferred charges and other. Regulatory liabilities are included in other accrued liabilities and regulatory liabilities, deferred income and other. Our regulatory asset and liability balances are recoverable or reimbursable over various periods.
     Grossed-up deferred taxes on equity funds used during construction: Regulatory asset balance established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long lived asset to which they relate.
     Asset retirement obligations: We record an asset and a liability equal to the present value of each expected future ARO. The ARO asset is depreciated in a manner consistent with the expected timing of the future abandonment of the underlying physical assets. We measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized as an increase in the carrying amount of the liability and is offset by a regulatory asset. The regulatory asset is being recovered through our rates, and is being amortized to expense consistent with the amounts collected in rates.
     Fuel cost: This amount represents the difference between the gas retained from our customers and the gas consumed in operations. These amounts are not included in the rate base but are expected to be recovered/refunded in subsequent annual fuel filing periods.
     Levelized incremental depreciation: Levelized depreciation allows contract revenue streams to remain constant over the primary contract terms by recognizing lower than book depreciation in the early years and higher than book depreciation in later years. The depreciation component of the levelized incremental rates will equal the accumulated book depreciation by the end of the primary contract terms. The difference between levelized depreciation and straight-line book depreciation is recorded in a FERC approved regulatory asset or liability and is extinguished over the levelization period.
     Negative salvage: Transco’s rates include a component designed to recover certain future retirement costs for which we are not required to record an asset retirement obligation. We record a regulatory liability representing the cumulative residual amount of recoveries net of expenditures associated with these retirement costs.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Postretirement benefits: We recover the actuarially determined cost of postretirement benefits through rates that are set through periodic general rate filings. Any differences between the annual actuarially determined costs and amounts currently being recovered in rates are recorded as regulatory assets or liabilities and collected or refunded through future rate adjustments. These amounts are not included in the rate base.
Note 11. Accounts Payable and Accrued Liabilities
     Under our cash-management system with Williams, certain cash accounts reflected negative balances to the extent checks written have not been presented for payment. These negative balances represent obligations and have been reclassified to accounts payable. Accounts payable includes approximately $30 million and $28 million of these negative balances at December 31, 2010 and 2009, respectively.
    Other accrued liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(Millions)
Asset retirement obligations	$35	$5
Taxes other than income	32	16
Deposits	26	38
Other, including other loss contingencies	81	77

	$174	$136

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12. Debt, Leases, and Banking Arrangements
Long-Term Debt

	Weighted-Average
	Interest	December 31,
	Rate (1)	2010	2009
		(Millions)
Transco:
6.05% to 8.875%, payable through 2026	7.24%	$1,283	$1,283
Williams Partners L.P.:
Credit agreement term loan		—	250
Senior unsecured notes, 3.8% to 7.5%, payable through 2040	5.47%	4,850	750
Northwest:
5.95% to 7.125%, payable through 2025	6.39%	695	695
Williams Laurel Mountain, LLC:
Term loan, payable in 2011	9.00%	9	23
Unamortized debt discount		(14)	(5)

Total long-term debt, including current portion		6,823	2,996
Long-term debt due within one year		(458)	(15)

Long-term debt		$6,365	$2,981

(1)	At December 31, 2010.
     The terms of our senior unsecured notes are governed by indentures that contain covenants that, among other things, limit: (1) our ability and the ability of our subsidiaries to create liens securing indebtedness and (2) mergers, consolidations, and sales of assets. The indentures also contain customary events of default, upon which the trustee or the holders of the senior unsecured notes may declare all outstanding senior unsecured notes to be due and payable immediately.
     In connection with the Dropdown, we issued $3.5 billion face value of senior unsecured notes as set forth in the table below.

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
     In November 2010, we completed a public offering of $600 million of our 4.125 percent senior notes due 2020 at a price of 99.991 percent of par. We used the net proceeds from the offering to fund a portion of the cash consideration paid in the Piceance acquisition.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Facilities
     At December 31, 2009, we had a $450 million senior unsecured credit agreement with Citibank, N.A. as administrative agent, comprised of a $200 million revolving credit facility available for borrowings and letters of credit and a $250 million term loan. At December 31, 2009, Williams had an unsecured, $1.5 billion credit facility (Williams Credit Facility) with a maturity date of May 1, 2012. Transco and Northwest Pipeline each had access to $400 million under the Williams Credit Facility to the extent not otherwise utilized by Williams.
     In connection with the Dropdown, we terminated our $450 million senior unsecured credit agreement, and Transco and Northwest Pipeline were removed as borrowers under the Williams Credit Facility. In addition, we entered into a new $1.75 billion three-year senior unsecured revolving credit facility (Credit Facility) with Transco and Northwest Pipeline as co-borrowers. At the closing, we utilized $250 million of the Credit Facility to repay the outstanding $250 million term loan under our $450 million senior unsecured credit agreement. During 2010, we had a maximum of $430 million outstanding under this credit facility, which was primarily used to purchase an additional ownership interest in OPPL. In November 2010, we borrowed $200 million under the facility, which was partially used to acquire certain gathering and processing assets in Colorado’s Piceance Basin. In December 2010 the outstanding balance under the Credit Facility was reduced to zero.
     The Credit Facility expires February 17, 2013, and may, under certain conditions, be increased by up to an additional $250 million. The full amount of the Credit Facility is available to us to the extent not otherwise utilized by Transco and Northwest Pipeline. Transco and Northwest Pipeline each have access to borrow up to $400 million under the Credit Facility to the extent not otherwise utilized by other co-borrowers. Each time funds are borrowed, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. The adjusted base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) Citibank N.A.’s publicly announced base rate, and (iii) one-month LIBOR plus 1.0 percent. We are required to pay a commitment fee (currently 0.5 percent) based on the unused portion of the Credit Facility. The applicable margin and the commitment fee are based on the specific borrower’s senior unsecured long-term debt ratings. The Credit Facility contains various covenants that limit, among other things, a borrower’s and its respective subsidiaries’ ability to incur indebtedness, grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default and allow any material change in the nature of its business. Significant financial covenants under the Credit Facility include:
•	Our ratio of debt to EBITDA (each as defined in the Credit Facility, with EBITDA measured on a rolling four-quarter basis) must be no greater than 5 to 1.
•	The ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 55 percent for Transco and Northwest Pipeline.
Each of the above ratios are tested at the end of each fiscal quarter (with the first full year measured on an annualized basis). At December 31, 2010, we are in compliance with these financial covenants.
     The Credit Facility includes customary events of default. If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower under the Credit Facility and exercise other rights and remedies.
Other Debt Disclosures
     As of December 31, 2010, aggregate minimum maturities of long-term debt (excluding unamortized discount and premium) for each of the next five years are as follows:

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Millions)
2011	$459
2012	325
2013	—
2014	—
2015	750
     Cash payments for interest (net of amounts capitalized) were $310 million in 2010, $193 million in 2009, and $208 million in 2008.
Leases-Lessee
     On October 23, 2003, Transco entered into a lease agreement for space in the Williams Tower in Houston, Texas. The lease term runs through March 31, 2014. In January 2011, the lease was amended and the term extended until March 31, 2021.
     Under our right-of-way agreement with the Jicarilla Apache Nation (JAN), we make annual payments of $7.5 million and an additional annual payment which varies depending on the prior year’s per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the agreement. Depending primarily on the per-unit NGL margins for any given year, the additional annual payments could approximate the fixed amount. Additionally, on April 1, 2014, the JAN will have the option to acquire up to a 50 percent joint venture interest for 20 years in certain of our Four Corners area assets existing at the time the option is exercised. The joint venture option includes gathering assets subject to the agreement and portions of the gathering and processing assets located in an area adjacent to the JAN lands. If the JAN selects the joint venture option, the value of the assets contributed by each party to the joint venture will be based upon a market value determined by a neutral third party at the time the joint venture is formed.
     We also lease other minor office, warehouse equipment and automobiles under non-cancelable leases. The future minimum annual rentals under non-cancelable operating leases as of December 31, 2010, are payable as follows:

(Millions)
2011	$29
2012	22
2013	21
2014	19
2015	19
Thereafter	153

$263

     Total rent expense, net of sublease revenues, was $34 million in 2010, $34 million in 2009, and $47 million in 2008.
Note 13. Partners’ Capital
     At December 31, 2010 and 2009, the public held 25 percent and 76 percent, respectively, of our total units outstanding, and affiliates of Williams held the remaining units. Transactions which occurred during 2010 are summarized below.
     In February 2010, we closed the Dropdown with our general partner, our operating company, Williams and certain of its subsidiaries. (See Note 1.) In connection with this transaction, we issued 203 million Class C limited partnership units to Williams. The Class C units were identical to our common limited partnership

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
units except that for the first quarter of 2010 they received a prorated quarterly distribution since they were not outstanding during the full quarterly period. The Class C units automatically converted into our common limited partnership units on May 10, 2010.
     Additionally, in connection with the Dropdown, we entered into a limited call right forbearance agreement with our general partner, under which our general partner agreed to forbear exercising a right in certain circumstances that is granted to it under our partnership agreement. Under our partnership agreement, if our general partner and its affiliates hold more than 80 percent of our common limited partner units, our general partner has the right to purchase all of the remaining common limited partner units. In this forbearance agreement, our general partner agreed not to exercise this right unless it and its affiliates held more than 85 percent of our common limited partner units. This forbearance agreement terminated when the ownership by our general partner and its affiliates of our common limited partner units decreased below 75 percent upon our issuance of 8,000,000 common units on December 17, 2010, pursuant to a public offering. See further discussion of this transaction as below.
     On August 31, 2010, WMZ unitholders approved the merger between WMZ and us. (See Note 1.) As a result of the merger, effective September 1, 2010, WMZ unitholders, other than its general partner, received 0.7584 WPZ common units for each WMZ common unit they owned at the effective time of the merger, for a total issuance of 13,580,485 common units.
     On September 28, 2010, we completed an equity issuance of 9,250,000 common units representing limited partner interests in us at a price of $42.40 per unit. The proceeds of approximately $380 million, net of the underwriters’ discount and fees of approximately $12 million, were used to repay borrowings incurred to fund a portion of our additional $424 million investment in OPPL. This additional investment increases our ownership interest in OPPL to 50 percent.
     On October 8, 2010, we sold an additional 1,387,500 common units to the underwriters upon the underwriters’ exercise of their option to purchase additional common units pursuant to our common unit offering in September 2010. The proceeds of $57 million, net of the underwriters’ discount and fees of approximately $2 million, were used for general partnership purposes.
     On December 17, 2010, we completed an equity issuance of 8,000,000 common units representing limited partner interests in us at $47.55 per unit. The proceeds of approximately $369 million, net of the underwriters’ discount and fees of approximately $11 million, were used primarily to repay borrowings incurred to fund a portion of the cash consideration of the Piceance Acquisition, which was completed in November 2010 (see Note 1), as well as the funding of a portion of the consideration for the acquisition of midstream assets in Susquehanna County, Pennsylvania. This acquisition was completed in December 2010.
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
Subordinated Units

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     In April 2009, Williams waived the IDRs related to 2009 distribution periods.
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
Note 14. Long-Term Incentive Plan
     Our general partner maintains the Williams Partners GP LLC Long-Term Incentive Plan (the Plan) for employees, consultants, and directors of our general partner and its affiliates who perform services for us. Initially, the Plan permitted granting of awards covering an aggregate of 700,000 common units, in the form of options, restricted units, phantom units, or unit appreciation rights.
     To date, the only grants under the Plan have been grants of restricted units to members of our general partner’s Board of Directors who are not officers or employees of us or our affiliates. During 2008, our general partner granted 2,724 restricted units, pursuant to the Plan to members of our general partner’s Board of Directors. These restricted units vested 180 days from the grant date. We recognized compensation expense of $20,000 and $98,000 associated with the Plan in 2009 and 2008, respectively, based on the market price of our common units at the date of grant. No awards were granted under the plan in 2009 and 2010.
Note 15. Fair Value Measurements
     Our assets and liabilities that are measured at fair value on a recurring basis include ARO Trust Investments and energy derivatives.
     ARO Trust Investments: Transco deposits a portion of its collected rates into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations pursuant to its 2008 rate case settlement. The ARO Trust invests in a portfolio of mutual funds that we report at fair value under Level 1 of the fair value

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
hierarchy. Inputs for Level 1 measurements are quoted prices in active markets that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The fair value of our ARO Trust Investments was $40 million and $22 million at December 31, 2010 and December 31, 2009, respectively.
     Energy Derivatives: Energy derivatives include forwards and swaps. The fair value of our energy derivative assets and liabilities was zero and $2 million at December 31, 2010 and December 31, 2009, respectively. Our energy derivatives are valued using valuation models that utilize unobservable pricing inputs that are significant to the overall fair value and, as a result, classified as Level 3 of the fair value hierarchy.
     During 2010, assets measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy include a certain gathering system in the Midstream segment. Based on the projected future cash flows and a fair value of $3 million, we recognized an impairment charge of $9 million at December 31, 2010.
Note 16. Financial Instruments, Derivatives, Guarantees and Concentrations of Credit Risk
Financial Instruments
Fair-value methods
     We use the following methods and assumptions in estimating our fair-value disclosures for financial instruments:
     Cash and cash equivalents: The carrying amounts reported in the Consolidated Balance Sheet approximate fair value due to the short-term maturity of these instruments.
     ARO Trust Investments: Pursuant to its 2008 rate case settlement, Transco deposits a portion of its collected rates into the ARO Trust that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of mutual funds that are reported at fair value in regulatory assets, deferred charges and other in the Consolidated Balance Sheet and are classified as available-for-sale. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
     Long-term debt: The fair value of our publicly traded long-term debt is determined using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. At December 31, 2010 and 2009, approximately 100 percent and 91 percent, respectively, of our long-term debt was publicly traded. (See Note 12.)
     Other: Includes current and noncurrent notes receivable.
     Energy derivatives: Energy derivatives include forwards and swaps. These are carried at fair value in other current assets and other accrued liabilities in the Consolidated Balance Sheet. See Note 15 for discussion of valuation of our energy derivatives.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Carrying amounts and fair values of our financial instruments

	December 31,
	2010		2009
	Carrying		Carrying
Asset (Liability)	Amount	Fair Value	Amount	Fair Value
	(Millions)
Cash and cash equivalents	$187	$187	$153	$153
ARO Trust Investments	40	40	22	22
Long-term debt, including current portion	(6,823)	(7,283)	(2,996)	(3,194)
Other	—	—	3	3
Net energy derivatives:
Energy commodity cash flow hedges — affiliate	—	—	(2)	(2)
Other energy derivatives	—	—	2	2
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
     We sell NGL volumes received as compensation for certain processing services at different locations throughout the United States. We also buy natural gas to satisfy the required fuel and shrink needed to generate NGLs. To reduce exposure to a decrease in revenues from fluctuations in NGL market prices or increases in costs and operating expenses from fluctuations in natural gas market prices, we may enter into NGL or natural gas swap agreements, financial or physical forward contracts, and financial option contracts to mitigate the price risk on forecasted sales of NGLs and purchases of natural gas. Those designated as cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item.
     The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, revenues or costs and operating expenses.

	Years ended December 31,
	2010	2009	Classification
	(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(12)	$(6)	AOCI

Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion).	$(13)	$(4)	Revenues or Costs and Operating Expenses

Gain (loss) recognized in income (ineffective portion)	$—	$—	Revenues or Costs and Operating Expenses

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
     We recognized losses of $1 million and gains of $2 million in revenues for the years ended December 31, 2010, and 2009, respectively, on our energy commodity derivatives not designated as hedging instruments.
     The cash flow impact of our derivative activities is presented in the Consolidated Statement of Cash Flows as changes in other assets and deferred charges and changes in accrued liabilities.
Guarantees
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
     At December 31, 2010, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have a material adverse effect on our results of operations.
Concentration of Credit Risk
   Cash equivalents
     Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
   Accounts receivable
     The following table summarizes concentration of receivables, net of allowances, by product or service at December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009
	(Millions)
Receivables by product or service:
Sale of NGLs and related products and services	$255	$228
Transportation of natural gas and related products	149	159

Total	$404	$387

     Natural gas and NGL customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern and northwestern United States, Rocky Mountains and the Gulf Coast. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
   Revenues
     In 2010 and 2009, we had one customer in our Midstream segment that accounted for 17 percent and 10 percent of our consolidated revenues, respectively. There were no customers for which our sales exceeded 10 percent of our consolidated revenues in 2008.
Note 17. Contingent Liabilities and Commitments
Environmental Matters
     Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the U.S. Environmental Protection Agency (EPA) and various state environmental authorities. At December 31, 2010, we have accrued liabilities of $12 million for these costs. We expect that these costs will be recoverable through rates.
     In September 2007, the EPA requested, and Transco later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Clean Air Act. On March 28, 2008, the EPA issued notices of violation alleging violations of Clean Air Act requirements at these compressor stations. Transco met with the EPA in May 2008 and submitted its response denying the allegations in June 2008. In July 2009, the EPA requested additional information pertaining to these compressor stations and in August 2009, Transco submitted the requested information. On August 20, 2010, the EPA requested, and Transco later provided, similar information for a compressor station in Maryland.
     In March 2008, the EPA proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at a compressor station. We met with the EPA and are exchanging information in order to resolve the issues.
     We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2010, we have accrued liabilities totaling $6 million for these costs.
     The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These new rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for ground level ozone, and one hour nitrogen dioxide emission limits. We are unable to estimate the costs of asset additions or modifications necessary to comply with these new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Rate Matters
     On August 31, 2006, Transco submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.
     The one issue reserved for litigation or further settlement relates to Transco’s proposal to change the design of the rates for service under one of its storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that Transco’s proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Certain parties have sought rehearing of the FERC’s order. If the FERC were to reverse their opinion on rehearing, we believe any refunds would not be material to our results of operations.
Safety Matters

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Transco and Northwest Pipeline have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, they have identified high consequence areas and developed baseline assessment plans. They are on schedule to complete the required assessments within required timeframes. Currently, we estimate the cost to complete the required initial assessments over the period of 2011 through 2012 and associated remediation will be primarily capital in nature and range between $80 million and $110 million for Transco and between $50 million and $60 million for Northwest Pipeline. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business, and, therefore, recoverable through our rates.
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
Commitments
     Commitments for construction and acquisition of property, plant and equipment are approximately $201 million at December 31, 2010.
Note 18. Segment Disclosures
     Our reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. (See Note 1.)
Performance Measurement
     We currently evaluate segment operating performance based on segment profit from operations, which includes segment revenues from external and internal customers, segment costs and expenses, and equity earnings. The accounting policies of the segments are the same as those described in Note 1. Intersegment sales are generally accounted for at current market prices as if the sales were to unaffiliated third parties.
     The primary types of costs and operating expenses by segment can be generally summarized as follows:
•	Gas Pipeline — depreciation and operation and maintenance expenses;

•	Midstream — commodity purchases (primarily for NGL and crude marketing, shrink and fuel), depreciation, and operation and maintenance expenses.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reflects the reconciliation of segment revenues to revenues and segment profit to operating income as reported in the Consolidated Statement of Income. It also presents other financial information related to long-lived assets.

	Gas Pipeline	Midstream	Eliminations	Total
	(Millions)
2010
Segment revenues:
External	$1,606	$4,109	$—	$5,715
Internal	(1)	—	1	—

Total revenues	$1,605	$4,109	$1	$5,715

Segment profit	$637	$937	$—	$1,574
Less equity earnings	38	71	—	109

Segment operating income	$599	$866	$—	1,465

General corporate expenses				(125)

Total operating income				$1,340

Other financial information:
Additions to long-lived assets (a)	$476	$432	$—	$908
Depreciation and amortization	$340	$228	$—	$568

2009*
Segment revenues:
External	$1,590	$3,012	$—	$4,602
Internal	1	6	(7)	—

Total revenues	$1,591	$3,018	$(7)	$4,602

Segment profit	$635	$682	$—	$1,317
Less equity earnings	35	46	—	81

Segment operating income	$600	$636	$—	1,236

General corporate expenses				(109)

Total operating income				$1,127

Other financial information:
Additions to long-lived assets (a)	$518	$505	$—	$1,023
Depreciation and amortization	$334	$219	$—	$553

2008 *
Segment revenues:
External	$1,637	$4,210	$—	$5,847
Internal	—	10	(10)	—

Total revenues	$1,637	$4,220	$(10)	$5,847

Segment profit	$661	$764	$—	$1,425
Less equity earnings	31	45	—	76

Segment operating income	$630	$719	$—	1,349

General corporate expenses				(95)

Total operating income				$1,254

Other financial information:
Additions to long-lived assets (a)	$413	$799	$—	$1,212
Depreciation and amortization	$319	$199	$—	$518

*	Recast as discussed in Note 1.

(a)	Excludes additions acquired in transactions accounted for as a combination of entities under common control, and also excludes purchases of investments.

WILLIAMS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reflects total assets and investments by reporting segment.

	Total Assets at December 31,			Investments at December 31,
	2010	2009	2008	2010	2009	2008
	(Millions)
Gas Pipeline	$8,033	$7,711	$7,890	$229	$233	$302
Midstream Gas & Liquids (1)	5,283	4,767	4,279	816	360	222
Other Assets and Eliminations	80	(3)	(2)	—	—	—

Total	$13,396	$12,475	$12,167	$1,045	$593	$524

(1)	The increase in 2010 is primarily due to the purchase of an additional 49 percent ownership interest in OPPL for $424 million.

WILLIAMS PARTNERS, L.P.
QUARTERLY FINANCIAL DATA
(Unaudited)
     Summarized quarterly financial data are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Millions, except per-unit amounts)
2010
Revenues	$1,490	$1,400	$1,327	$1,498
Costs and operating expenses	1,033	1,002	923	1,026
Net income	322	240	253	286
Net income attributable to controlling interests	316	235	248	286
Basic and diluted net income per common unit	0.61	0.66	0.63	0.76

2009
Revenues	$980	$1,107	$1,201	$1,314
Costs and operating expenses	661	754	810	875
Net income	184	222	278	352
Net income attributable to controlling interests	177	216	271	345
Basic and diluted net income per common unit	0.36	0.48	1.04	0.99
     On November 19, 2010, we closed the acquisition of a business represented by certain gathering and processing assets in Colorado’s Piceance Basin from a subsidiary of Williams (the Piceance Acquisition). Summarized quarterly financial data has been retrospectively adjusted to reflect the consolidation of the historical results of the Piceance Acquisition throughout the periods presented. The acquisition did not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner. The increases (decreases) to amounts previously reported were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(Millions)
2010
Revenues	$32	$33	$36	N/A
Costs and operating expenses	19	15	15	N/A
Net income	9	15	27	N/A
Net income attributable to controlling interests	9	15	27	N/A

2009
Revenues	$23	$26	$20	$21
Costs and operating expenses	18	16	17	18
Net income	1	7	(1)	(2)
Net income attributable to controlling interests	1	7	(1)	(2)
     Net income for third-quarter 2010 includes a $12 million gain on the sale of certain assets at Midstream (see Note 5 of Notes to Consolidated Financial Statements).
     Net income for second-quarter 2010 includes $11 million of involuntary conversion gains due to insurance recoveries that are in excess of the carrying value of assets at Midstream (see Note 5).
     Net income for fourth-quarter 2009 includes a $40 million gain related to the sale of our Cameron Meadows processing plant at Midstream (see Note 5).

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
Changes in Internal Controls Over Financial Reporting
     There have been no changes during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.
Item 9B. Other Information
     None.
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
     All of the senior officers of our general partner are also senior officers of Williams and spend a sufficient amount of time overseeing the management, operations, corporate development, and future acquisition initiatives of our business. Our non-executive directors devote as much time as is necessary to prepare for and attend Board of Directors and committee meetings.
     The following table shows information for the directors and executive officers of our general partner as of February 24, 2011.

Name	Age	Position with Williams Partners GP LLC
Alan S. Armstrong	48	Chairman of the Board and Chief Executive Officer
Donald R. Chappel	59	Chief Financial Officer and Director
Rory L. Miller	50	Senior Vice President — Midstream and Director
Randall L. Barnard	52	Senior Vice President — Gas Pipeline and Director
James J. Bender	54	General Counsel
Ted T. Timmermans	54	Vice President, Controller, and Chief Accounting Officer
H. Michael Krimbill	57	Director and Member of Audit and Conflicts Committees
H. Brent Austin	56	Director and Member of Audit and Conflicts Committees
Alice M. Peterson	58	Director and Member of Audit and Conflicts Committees
     Officers serve at the discretion of the Board of Directors of our general partner. There are no family relationships among any of the directors or executive officers of our general partner. The directors of our general partner are elected for one-year terms and hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. In addition to independence and financial literacy for members of our general partner’s Board of Directors who serve on the Audit Committee and Conflicts Committee, our general partner considers the following qualifications relevant to service on its Board of Directors in the context of our business and structure:
•	Industry Experience in the natural gas business.

•	Financial Experience with which to evaluate our financial statements and capital investments.

•	Corporate Governance Experience to support our goals of transparency, accountability for management and the Board of our general partner, and protection of unitholder interest.

•	Regulatory Experience to oversee our regulatory compliance.

•	Public Policy and Government Experience because we operate in a highly regulated industry.

•	Operating Experience to understand our operating plan.
     Certain information about each of our general partner’s directors and executive officers is set forth below, including qualifications relevant to service on our general partner’s Board of Directors.
     Alan S. Armstrong has served as a director of our general partner since February 2005 and has served as the Chairman of the Board of Directors and the Chief Executive Officer of our general partner since January 3, 2011. Mr. Armstrong has served as the Chief Executive Officer, President, and a director of Williams since January 3, 2011. From February 2010 to January 2011, Mr. Armstrong served as Senior Vice President — Midstream of our general partner. From 2005 to February 2010, Mr. Armstrong served as the Chief Operating Officer of our general partner. From February 2002 to January 2011, Mr. Armstrong served as a Senior Vice President of Williams and acted as President of Williams’ midstream business. From 1999 to February 2002, Mr. Armstrong was Vice President, Gathering and Processing in Williams’ midstream business and from 1998 to 1999 was Vice President, Commercial Development, in Williams’ midstream business.
     Mr. Armstrong’s qualifications include industry, financial, public policy and government, and operating experience.
     Donald R. Chappel has served as the Chief Financial Officer and a director of our general partner since February 2005. Mr. Chappel has served as Senior Vice President and Chief Financial Officer of Williams since April 2003. Mr. Chappel served as Chief Financial Officer and a director of the general partner of Williams Pipeline Partners L.P. (WMZ), a limited partnership formed by Williams to own and operate natural gas transportation and storage assets, from January 2008 until WMZ merged with us in August 2010. Mr. Chappel has also served as a director of SUPERVALU Inc., a grocery and pharmacy company, and Energy Insurance Mutual Limited, an energy/utility industry sponsored mutual insurance company, since 2010. Mr. Chappel also serves as a director of The Children’s Hospital Foundation at St. Francis and of Family & Children’s Services of Oklahoma.
     Mr. Chappel’s qualifications include industry and financial experience.
     Rory L. Miller has served as Senior Vice President — Midstream and a director of our general partner since January 3, 2011. Mr. Miller has served as a Senior Vice President of Williams and acted as President of Williams midstream business since January 3, 2011. From May 2004 to December 2010, Mr. Miller was a Vice President of Williams’ midstream business.
     Mr. Miller’s qualifications include industry, financial, public policy and government, and operating experience.
     Randall L. Barnard has served as Senior Vice President — Gas Pipeline and director of our general partner since February 24, 2011. Mr. Barnard has served as a Senior Vice President of Williams and acted as President of Williams gas pipeline business since February 24, 2011. From July 2010 to February 24, 2011, Mr. Barnard served as Vice President of Natural Gas Market Development of Williams. From April 2002 to July 2010, Mr. Barnard was Senior Vice President of Operations and Technical Service for Williams’ gas pipeline business. From September 2000 to April 2002, Mr. Barnard served as President of Williams International and Vice President and General Manager of Williams and was a director of Apco Oil and Gas International Inc., formerly Apco Argentina. From June 1997 to September 2000, Mr. Barnard was General Manager of Williams International in Venezuela.
     Mr. Barnard’s qualifications include industry, financial, regulatory, public policy and government, and operating experience.
     H. Brent Austin has served as a director of our general partner since September 2010. Mr. Austin has been Managing Partner and Chief Investment Officer of Alsamora L.P., a Houston-based private limited partnership with real estate and diversified equity investments, since June 2003. Mr. Austin served as a director of the general partner of WMZ from October 2008 until WMZ merged with us in August 2010. From October 2002 to May 2003, Mr. Austin was President and Chief Operating Officer of El Paso Corporation, where he managed all non-regulated operations as well as all financial functions.
     Mr. Austin’s qualifications include industry, financial, corporate governance, regulatory, public policy and government, and operating experience.
     H. Michael Krimbill has served as a director of our general partner since August 2007. Mr. Krimbill has served as the Chief Executive Officer of Silverthorne Energy Partners LP and as a director of its general partner since October 2010. Mr. Krimbill served as a director of Seminole Energy Services, LLC, a privately held natural gas marketing company, from November 2007 to February 5, 2010. Mr. Krimbill was the President and Chief Financial Officer of Energy Transfer Partners, L.P. from 2004 until his resignation in January 2007. Mr. Krimbill joined Heritage Propane Partners, L.P. (the predecessor of Energy Transfer Partners) as Vice President and Chief Financial Officer in 1990. Mr. Krimbill served as President of Heritage from 1999 to 2004 and as President and Chief Executive Officer of Heritage from 2000 to 2005.

Mr. Krimbill also served as a director of Energy Transfer Equity, the general partner of Energy Transfer Partners from 2000 to January 2007.
     Mr. Krimbill’s qualifications include industry, financial, corporate governance, and operating experience.
     Alice M. Peterson has served as a director of our general partner since September 2005. Ms. Peterson served as the Chief Ethics Officer of SAI Global from April 2009 to December 2010 and presently acts as a special advisor to SAI Global. Since 2000, Ms. Peterson has served as a director of RIM Finance, LLC, a wholly owned subsidiary of Research in Motion, Ltd., the maker of the BlackberryTM handheld device. Ms. Peterson served as a director of Navistar Financial Corporation, a wholly owned subsidiary of Navistar International, from 2006 to 2010. Ms. Peterson founded and served as the president of Syrus Global, a provider of ethics, compliance, and reputation management solutions from 2002 to April 2009, when it was acquired by SAI Global. Ms. Peterson served as a director of Hanesbrands Inc., an apparel company, from 2006 to 2009. Ms. Peterson served as a director of TBC Corporation, a marketer of private branded replacement tires, from July 2005 to November 2005, when it was acquired by Sumitomo Corporation of America. From 1998 to 2004, she served as a director of Fleming Companies. From 2000 to 2001, Ms. Peterson served as President and General Manager of RIM Finance, LLC. From April 2000 to September 2000, Ms. Peterson served as the Chief Executive Officer of Guidance Resources.com, a start-up business focused on providing online behavioral health and concierge services to employer groups and other associations. From 1998 to 2000, Ms. Peterson served as Vice President of Sears Online and from 1993 to 1998, as Vice President and Treasurer of Sears, Roebuck and Co.
     Ms. Peterson’s qualifications include financial and corporate governance experience.
     James J. Bender has served as the General Counsel of our general partner since February 2005. Mr. Bender has served as Senior Vice President and General Counsel of Williams since December 2002. Mr. Bender served as the General Counsel of the general partner of WMZ from 2007 until WMZ merged with us in August 2010. From June 2000 to June 2002, Mr. Bender was Senior Vice President and General Counsel of NRG Energy, Inc. Mr. Bender was Vice President, General Counsel, and Secretary of NRG Energy from June 1997 to June 2000. NRG Energy, Inc. filed a voluntary bankruptcy petition during 2003 and its plan of reorganization was approved in December 2003.
     Ted T. Timmermans has served as Vice President, Controller, and Chief Accounting Officer of our general partner since September 2005. Mr. Timmermans has served as Vice President, Controller, and Chief Accounting Officer of Williams since July 2005. Mr. Timmermans served as an Assistant Controller of Williams from April 1998 to July 2005. Mr. Timmermans served as Chief Accounting Officer of the general partner of WMZ from January 2008 until WMZ merged with us in August 2010.
Governance
     Our general partner adopted governance guidelines that address, among other areas, director independence standards, policies on meeting attendance and preparation, executive sessions of non-management directors, and communications with non-management directors.
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
     Our general partner’s Board of Directors has adopted director independence standards, which are included in our governance guidelines and set forth below. Our governance guidelines are available on our Internet website at http://www.williamslp.com under the “Investor Relations” caption. Under the director independence standards, a director will not be considered to be independent if:

•	The director, or an immediate family member of the director, has received during any twelve-month period within the last three years more than $120,000 per year in direct compensation from our general partner, us and any parent or subsidiary in a consolidated group with such entities (collectively, the Partnership Group), other than board and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service). Neither compensation received by a director for former service as an interim Chairman or Chief Executive Officer or other executive officer nor compensation received by an immediate family member for service as an employee (other than an executive officer) of the Partnership Group will be considered in determining independence under this standard.

•	The director is a current employee, or has an immediate family member who is a current executive officer, of another company that has made payments to, or received payments from, the Partnership Group for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1.0 million, or 2 percent of the other company’s consolidated gross annual revenues. Contributions to tax exempt organizations are not considered “payments” for purposes of this standard.

•	The director is, or has been within the last three years, an employee of the Partnership Group, or an immediate family member is, or has been within the last three years, an executive officer, of the Partnership Group. Employment as an interim Chairman or Chief Executive Officer or other executive officer will not disqualify a director from being considered independent following that employment.

•	(i) The director is a current partner or employee of a firm that is the present or former internal or external auditor for the Partnership Group, (ii) the director has an immediate family member who is a current partner of such a firm, (iii) the director has an immediate family member who is a current employee of such a firm and personally works on the Partnership Group’s audit (iv) the director or an immediately family member was within the last three years a partner or employee of such a firm and personally worked on an audit for the Partnership Group within that time.

•	If the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Partnership Group’s present executive officers at the same time serves or served on that company’s compensation committee.

•	If the Board of Directors determines that a discretionary contribution made by any member of the Partnership Group to a non-profit organization with which a director, or a director’s spouse, has a relationship, impacts the director’s independence.
     Our general partner’s Board of Directors has affirmatively determined that each of Ms. Peterson and Messrs. Austin and Krimbill is an “independent director” under the current listing standards of the New York Stock Exchange and our director independence standards. In addition, our general partner’s Board of Directors affirmatively determined that Mr. Bill Z. Parker, who retired from the Board of Directors in September 2010, was an “independent director” under such standards. In so doing, the Board of Directors determined that each of these individuals met the “bright line” independence standards of the New York Stock Exchange. In addition, the Board of Directors considered transactions and relationships between each director and the Partnership Group, either directly or indirectly. The purpose of this review was to determine whether any such relationships or transactions were material and thus inconsistent with a determination that the director is independent. The Board of Directors considered the fact that in October 2010 Mr. Krimbill began service as the Chief Executive Officer of Silverthorne Energy Partners LP (Silverthorne), a propane midstream and retail operation, certain of whose subsidiaries are customers and vendors to certain of our subsidiaries. Specifically in 2010, we paid an aggregate of $5,220,384 to Silverthorne for spot market purchases of propane and natural gasoline at market prices. Also in 2010, we received $19,743,700 from Silverthorne pursuant to a contract on our standard terms, for the sale of 50,000 barrels of propane per month, the price for which is determined based on an average of index prices and the term of which runs from May 2010 through April 2011. Mr. Krimbill was not involved in our spot market purchases of propane or natural gasoline or the negotiation of the propane sales contract, which was executed prior to his employment with Silverthorne. After considering all facts and circumstances of the relationship, the Board of Directors of our general partner determined that Silverthorne’s relationship with us is not material and Mr. Krimbill is independent. Accordingly, the Board of Directors of our general partner affirmatively determined that all of the directors mentioned above are independent. Because Messrs.

Armstrong, Barnard, Chappel, Miller, Phillip D. Wright (who served as a director of our general partner until February 24, 2011), Rodney J. Sailor (who served as a director of our general partner until February 17, 2010) and Steven J. Malcolm (who served as a director of our general partner until January 3, 2011) are or were employees, officers, or directors of Williams, they are not independent under these standards.
     Ms. Peterson and Messrs. Austin and Krimbill do not serve as an executive officer of any non-profit organization to which the Partnership Group made contributions within any single year of the preceding three years that exceeded the greater of $1.0 million or 2 percent of such organization’s consolidated gross revenues. Further, in accordance with our director independence standards, there were no discretionary contributions made by any member of the Partnership Group to a non-profit organization with which such director, or such director’s spouse, has a relationship that impact the director’s independence.
Meeting Attendance and Preparation
     Members of the Board of Directors of our general partner are expected to attend at least 75 percent of regular Board meetings and meetings of the committees on which they serve, either in person or telephonically. In addition, directors are expected to be prepared for each meeting of the Board by reviewing written materials distributed in advance.
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
     The current contact information is as follows:
Williams Partners L.P.
c/o Williams Partners GP LLC
One Williams Center, Suite 4700
Tulsa, Oklahoma 74172
Attn: Corporate Secretary
E-mail: lafleur.browne@williams.com
Williams Partners L.P.
c/o Williams Partners GP LLC
One Williams Center, Suite 4700
Tulsa, Oklahoma 74172
Attn: Presiding Director
Board Committees

     The Board of Directors of our general partner has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and a Conflicts Committee. The following is a description of each of the committees and committee membership as of February 24, 2011.
Board Committee Membership

	Audit	Conflicts
	Committee	Committee
H. Brent Austin	✓	✓
H. Michael Krimbill	✓	•
Alice M. Peterson	•	✓

✓	= committee member

•	= chairperson
Audit Committee
     Our general partner’s Board of Directors has determined that all members of the Audit Committee meet the heightened independence requirements of the New York Stock Exchange for Audit Committee members and that all members are financially literate as defined by the rules of the New York Stock Exchange. The Board of Directors has further determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as defined by the rules of the SEC. The Audit Committee is governed by a written charter adopted by the Board of Directors. For further information about the Audit Committee, please read the “Report of the Audit Committee” below and “Principal Accountant Fees and Services.”
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
Code of Business Conduct and Ethics
     Our general partner has adopted a code of business conduct and ethics for directors, officers, and employees. We intend to disclose any amendments to or waivers of the code of business conduct and ethics on behalf of our general partner’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions on our Internet website at http://www.williamslp.com under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our general partner’s executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the New York Stock Exchange reports of ownership of our securities and changes in reported ownership. Executive officers and directors of our general partner and greater than 10% unitholders are required to by SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on a review of reports furnished to our general partner, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2010, our general partner’s officers, our directors, and our greater than 10% common unitholders filed all reports they were required to file under Section 16(a) on a timely basis.

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
Computershare
250 Royall St.
Canton, Massachusetts 02021

REPORT OF THE AUDIT COMMITTEE
     The Audit Committee oversees our financial reporting process on behalf of the Board of Directors of our general partner. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The Audit Committee operates under a written charter approved by the Board. The charter, among other things, provides that the Audit Committee has authority to appoint, retain, oversee, evaluate, and terminate when appropriate, the independent auditor. In this context, the Audit Committee:
•	Reviewed and discussed the audited financial statements in this annual report on Form 10-K with management, including a discussion of the quality — not just the acceptability — of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements;

•	Reviewed with Ernst & Young LLP, the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality and acceptability of Williams Partners L.P.’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards;

•	Received the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Ernst & Young LLP’s communications with the Audit Committee concerning independence, and discussed with Ernst & Young LLP its independence;

•	Discussed with Ernst & Young LLP the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•	Discussed with Williams Partners L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits and then met with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of Williams Partners L.P.’s internal controls, and the overall quality of Williams Partners L.P.’s financial reporting; and

•	Based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2010, for filing with the SEC.
     This report has been furnished by the members of the Audit Committee of the Board of Directors:
—	Alice M. Peterson — Chairman

—	H. Brent Austin

—	H. Michael Krimbill
     The report of the Audit Committee in this report shall not be deemed incorporated by reference into any other filing by Williams Partners L.P. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Item 11. Executive Compensation
Compensation Discussion and Analysis
     We and our general partner, Williams Partners GP LLC, were formed in February 2005. We are managed by the executive officers of our general partner who are also executive officers of Williams. Neither we nor our general partner have a compensation committee. The executive officers of our general partner are compensated directly by Williams. All decisions as to the compensation of the executive officers of our general partner who are involved in our management are made by the Compensation Committee of Williams. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner and we make no decisions relating to such compensation. None of the executive officers of our general partner have employment agreements with us or are otherwise specifically compensated for their service as an executive officer of our general partner. A full discussion of the policies and programs of the Compensation Committee of Williams will be set forth in the proxy statement for Williams’ 2011 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http://www.williams.com under the heading “Investors — SEC Filings” (Williams’ 2011 Proxy Statement). We reimburse our general partner for direct and indirect general and administrative expenses attributable to our management (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing our business). Please read “Certain Relationships and Related Transactions, and Director Independence — Reimbursement of Expenses of Our General Partner” for more information regarding this arrangement.
Executive Compensation
     The following table summarizes the compensation attributable to services performed for us in 2010 for our named executive officers (NEOs), consisting of our principal executive officer, principal financial officer, and three other most highly compensated executive officers of our general partner.
     Further information regarding compensation of our principal executive officer, Mr. Armstrong, who also serves as the President and Chief Executive Officer of Williams, our principal financial officer, Mr. Chappel, who also serves as the Chief Financial Officer of Williams, Mr. Wright, who until February 24, 2011 served as our Senior Vice President — Gas Pipeline and who also serves as a Senior Vice President of Williams, and Mr. Malcolm, who until January 3, 2011 served as our principal executive officer and also served as Chairman of the Board, President, and Chief Executive Officer of Williams, will be set forth in Williams’ 2011 Proxy Statement. Compensation amounts set forth in Williams’ 2011 Proxy Statement will include all compensation paid by Williams, including the amounts in the table below attributable to services performed for us.

2010 Summary Compensation Table
The following table sets forth certain information with respect to Williams’ compensation of our general partner’s NEOs attributable to us during fiscal years 2010, 2009, and 2008. The increase in amounts attributable to us in 2010 compared to prior years is a result of a significant increase in the scope of our operations due to the Dropdown.

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
Name and Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position (1)	Year	Salary	Bonus	Awards(2)	Awards(3)	Compensation(4)	Earnings(5)	Compensation(6)	Total
Steven J. Malcolm	2010	$580,470	$—	$1,549,477	$1,004,111	$673,545	$392,834	$23,114	$4,223,551
Former Chairman &	2009	86,310	—	148,180	199,248	133,235	97,986	4,978	669,937
Chief Executive Officer	2008	84,904	—	226,692	217,552	156,000	93,718	4,378	783,244

Donald R. Chappel	2010	333,144	—	784,538	222,628	305,242	123,144	8,911	1,777,607
Chief Financial Officer	2009	55,180	—	86,991	43,315	53,553	26,837	1,143	267,019
	2008	50,434	—	158,576	48,855	58,501	24,790	1,181	342,337

Phillip D. Wright	2010	431,531	—	1,036,540	294,146	323,903	225,704	13,878	2,325,702
Senior Vice President,	2009	—	—	—	—	—	—	—	—
Gas Pipelines	2008	—	—	—	—	—	—	—	—

Alan S. Armstrong	2010	370,596	—	917,705	260,423	319,581	205,368	12,252	2,085,925
Senior Vice President,	2009	135,987	—	268,430	133,658	153,173	79,325	4,393	774,966
Midstream	2008	121,683	—	320,951	98,883	146,964	69,092	3,888	761,461

James J. Bender	2010	247,724	—	484,079	137,367	186,133	97,662	8,423	1,161,388
General Counsel	2009	42,991	—	56,544	28,155	36,548	17,548	1,865	183,651
	2008	34,127	—	95,341	29,313	39,985	16,260	2,274	217,300

(1)	Name and Principal Position. On January 3, 2011, Mr. Malcolm retired as Chairman of the Board and Chief Executive Officer of our general partner. Mr. Armstrong, our general partner’s Senior Vice President — Midstream, succeeded Mr. Malcolm as Chairman of the Board and Chief Executive Officer on January 3, 2011. Mr. Wright served as a director of our general partner and our general partner’s Senior Vice President — Gas Pipeline from February 2010 to February 24, 2011.

(2)	Stock Awards. The stock awards represent equity grants related to Williams’ common stock. The NEOs do not receive any equity awards from us. Awards were granted under the terms of Williams’ 2007 Incentive Plan and include time-based and performance-based restricted stock units (RSUs). Amounts shown are the grant date fair value of awards attributable to us computed in accordance with FASB ASC Topic 718. The assumptions used by Williams to determine the grant date fair value of the stock awards can be found in the Williams Annual Report on Form 10-K for the year-ended December 31, 2010.
The potential maximum values attributable to us of the performance-based RSUs, subject to changes in performance outcomes of Williams, are as follows:

2010 Performance-Based
RSU Maximum Potential
Steven J. Malcolm	$3,098,953
Donald R. Chappel	801,605
Phillip D. Wright	1,059,090
Alan S. Armstrong	937,670
James J. Bender	494,611

(3)	Option Awards. Awards are granted under the terms of Williams’ 2007 Incentive Plan and include non-qualified stock options. Amounts shown are the grant date fair value of awards attributable to us computed in accordance with FASB ASC Topic 718. The assumptions used by Williams to determine the grant date fair value of the option awards can be found in the Williams Annual Report on Form 10-K for the year-ended December 31, 2010. The options may be exercised to acquire Williams’ common stock. The NEOs do not receive any option awards from us.

(4)	Non-Equity Incentive Plan. Williams provides an annual incentive program to the NEOs and payments are based on the financial performance of Williams. The maximum annual incentive pool funding for NEOs is 250% of target. The NEOs also have a previously funded reserve balance that is in the process of being eliminated. Threshold performance was met in 2009 and 2010 and a portion of the respective reserve balance was paid to each NEO each year. We do not sponsor any non-equity incentive plans.

(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings. The amount shown is the aggregate change from December 31, 2009 to December 31, 2010 in the actuarial present value of the accrued benefit under the qualified pension and supplemental retirement plans sponsored by Williams that is attributable to us. Williams’ 2011 Proxy Statement will provide more detail regarding “Pension Benefits” including further details regarding the calculation of the present value of the accrued benefit. We do not sponsor any qualified pension or supplemental retirement plans.

(6)	All Other Compensation. Amounts shown represent payments made by Williams on behalf of the NEOs and attributable to us. These amounts include life insurance premium, a 401(k) matching contribution, and perquisites (if applicable). None of these amounts were provided directly by us. Perquisites include financial planning services, home security monitoring for the CEO, and personal use of Williams aircraft. Effective in 2011, Williams has eliminated the perquisite of home security monitoring for its CEO. Also effective in 2011, Williams will no longer require its CEO to use Williams’ aircraft for all air travel. The incremental cost method was used to calculate the personal use of Williams’ aircraft. The incremental cost calculation includes such items as fuel, maintenance, weather and airport services, pilot meals, pilot overnight expenses, aircraft telephone, and catering. The amount of perquisites for Mr. Malcolm is included because the aggregate amount attributable to us exceeds $10,000.

			Company
	Financial	Home	Aircraft
	Planning	Security	Personal Usage
Steven J. Malcolm	$7,916	$231	$6,357
     We have not included tables with information about grants of plan-based awards, outstanding equity awards at fiscal year-end, option exercises and stock vested, pension benefits, and non-qualified deferred compensation because we do not currently sponsor such plans or grant awards to our NEOs under our general partner’s long-term incentive plan, which is the only compensation plan sponsored by our general partner. Information related to Williams’ sponsorship of any such plans will be set forth in Williams’ 2011 Proxy Statement. In addition, our NEOs are not entitled to any compensation as a result of a change-in-control of us or the termination of their service as an NEO of our general partner.
Compensation Committee Interlocks and Insider Participation
     As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2010, Steven J. Malcolm, served as our general partner’s Chief Executive Officer and Chairman of the Board of Directors and also served as the Chairman of the Board and Chief Executive Officer of Williams. Also during 2010, Alan S. Armstrong, Donald R. Chappel, and Phillip D. Wright, who were directors of our general partner, also served as executive officers of Williams. However, all compensation decisions with respect to each of these persons are made by Williams and none of these individuals receive any compensation directly from us or our general partner. Please read “Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and Williams.

Compensation Policies and Practices as They Relate to Risk Management
     We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Williams perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. Please read “Compensation Discussion and Analysis,” “Employees,” and “Certain Relationships and Related Transactions, and Director Independence” for more information about this arrangement. For an analysis of any risks arising from Williams’ compensation policies and practices, please read Williams’ 2011 Proxy Statement.
Board Report on Compensation
     Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
The Board of Directors of Williams Partners GP LLC:
Alan S. Armstrong,
Randall L. Barnard,
H. Brent Austin,
Donald R. Chappel,
H. Michael Krimbill,
Rory L. Miller,
Alice M. Peterson
Compensation of Directors
     We are managed by the Board of Directors of our general partner. Members of the Board of Directors who are also officers or employees of Williams or an affiliate of us or Williams do not receive additional compensation for serving on the Board of Directors. Please read “Compensation Discussion and Analysis,” “Executive Compensation,” and “Certain Relationships and Related Transactions, and Director Independence — Reimbursement of Expenses of Our General Partner” for information about how we reimburse our general partner for direct and indirect general and administrative expenses attributable to our management. In 2010, non-employee directors received a bi-annual compensation package consisting of the following, which amounts were paid on August 22 and February 1: (a) $37,500 cash retainer; and (b) $2,500 cash retainer each for service on the Conflicts Committee or Audit Committee of the Board of Directors. If a non-employee director’s service on the Board of Directors commenced between December 1 and January 31 or between February 2 and August 21, the non-employee director received a prorated bi-annual compensation package. In addition to the bi-annual compensation package, each non-employee director who was first elected to the Board of Directors in 2010 received a one-time cash payment of $25,000 on the date of such election. Also, each non-employee director serving as a member of the Conflicts Committee of the Board of Directors received $1,250 cash for each Conflicts Committee meeting attended by such director. Fees for attendance at meetings of the Conflicts Committee were paid on February 1, 2010 and August 22, 2010 for meetings held during the preceding months. In November 2010, our director compensation policy was revised to change the bi-annual cash retainer amount to $45,000, modify payment dates for compensation paid under the policy, and adjust dates for prorated bi-annual compensation packages paid to directors who first join the Board of Directors between regular payment cycles. These revisions will affect compensation paid in 2011.
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

     For their service, non-management directors received the following compensation in 2010:
Director Compensation Fiscal Year 2010

					Change in
					Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Unit	Option	Incentive Plan	Compensation	All Other
Name	in Cash (1)	Awards	Awards	Compensation	Earnings	Compensation(3)	Total
H. Brent Austin(2)	$80,000	—	—	—	—	115,000	$195,000
H. Michael Krimbill	$107,500	—	—	—	—	—	$107,500
Bill Z. Parker(2)	$53,750	—	—	—	—	—	$53,750
Alice M. Peterson	$108,750	—	—	—	—	—	$108,750

(1)	Bi-annual compensation retainer fees and Conflicts Committee meeting fees earned in 2010 are reflected in this column.

(2)	Mr. Parker retired from the Board of Directors of our general partner on September 7, 2010 and Mr. Austin joined the Board on September 8, 2010.

(3)	We acquired the general partner of WMZ in connection with the Dropdown in February 2010. Mr. Austin served as a director of the general partner of WMZ from October 2008 until WMZ merged with us in August 2010. Compensation for Mr. Austin’s service to WMZ in 2010 is reflected in this column.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of December 31, 2010, concerning beneficial ownership by holders of 5 percent or more of our common units. Unless otherwise indicated by footnote, the companies named in the table have sole voting and investment power with respect to the common units listed.

		Percentage of
	Common Units	Total Common
	Beneficially	Units Beneficially
Name of Beneficial Owner	Owned	Owned
The Williams Companies, Inc.(a)	216,462,665	74.68%
Williams Gas Pipeline Company, LLC(a)	119,932,400	41.38%
Williams Energy Services, LLC(a)	91,854,749	31.69%
Percentage of common units beneficially owned is based on 289,844,575 common units outstanding. Our general partner, Williams Partners GP LLC, also owns all of our 2 percent general partner interest and IDRs.

(a)	The Williams Companies, Inc. (Williams) is the ultimate parent company of Williams Energy Services, LLC (WES), Williams Partners GP LLC (the General Partner), Williams Energy, L.L.C. (WE), Williams Discovery Pipeline LLC (Discovery Pipeline), Williams Partners Holdings LLC (Holdings), Williams Gas Pipeline Company, LLC (WGP), WGP Gulfstream Pipeline LLC (Gulfstream), and Williams Production RMT Company LLC (RMT) and may, therefore, be deemed to beneficially own the common units held by each of these companies. Williams’ common stock is listed on the New York Stock Exchange under the symbol “WMB.” Williams files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934 (the Act). RMT is the record holder of 1,849,138 common units. Gulfstream is the record holder of 4,242,700 common units. WGP is the record owner of 115,689,700 common units, and, as the sole member of Gulfstream, may, pursuant to Rule 13d-3, be deemed to beneficially own the common units owned by Gulfstream. Discovery Pipeline is the record holder of 1,425,466 common units. Holdings is the record holder of 2,826,378 common units. The General Partner is the record holder of 3,363,527 common units. WE is the record holder of 2,952,233 common units. WES is the record owner of 84,113,523 common units and, as the indirect owner of WE and the sole member of Discovery Pipeline and the General Partner, may, pursuant to Rule 13d-3, be deemed to beneficially own the units beneficially owned by WE, Discovery Pipeline and the General Partner. The address of these companies is One Williams Center, Tulsa, Oklahoma 74172.
     The following table sets forth, as of February 17, 2011, the number of our common units beneficially owned by each of the directors of our general partner, by the NEOs of our general partner, and by all directors and executive officers of our general partner as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

	Common Units	Percentage of Total
	Beneficially	Common Units
Name of Beneficial Owner	Owned	Beneficially Owned
Alan S. Armstrong(a)	20,000	*
H. Brent Austin	10,336	*
Randall L. Barnard	2,337	*
James J. Bender(b)	17,584	*
Donald R. Chappel	22,584	*
H. Michael Krimbill	57,151	*
Steven J. Malcolm(c)	32,684	*
Rory L. Miller	—	*
Alice M. Peterson	4,524	*
Phillip D. Wright(d)	12,084	*
All directors and executive officers as a group (11 persons)	179,963	*
     Percentage of common units beneficially owned is based on 289,844,575 common units outstanding.

*	Less than 1 percent.

(a)	Mr. Armstrong is the trustee of The Shelly Stone Armstrong Trust dated August 10, 2004, and has the right to receive or the power to direct the receipt of distributions on, or the proceeds from the sale of, 20,000 common units that are held by the trust.

(b)	Represents units beneficially owned by Mr. Bender that are held by the James J. Bender Revocable Trust dated July 8, 2009.

(c)	Mr. Malcolm retired as Chairman of the Board and Chief Executive Officer of our general partner, effective January 3, 2011.

(d)	Mr. Wright resigned as Senior Vice President — Gas Pipeline and director of our general partner, effective February 24, 2011.

     The following table sets forth, as of February 1, 2011, the number of shares of common stock of The Williams Companies, Inc. beneficially owned by each of the directors of our general partner, by the NEOs of our general partner, and by all directors and executive officers of our general partner as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

		Shares
		Underlying
	Shares of	Options
	Common Stock	Exercisable
	Owned Directly or	Within 60		Percent
Name of Beneficial Owner	Indirectly(a)	Days(b)	Total	of Class
Alan S. Armstrong	293,690	289,320	583,010	*
H. Brent Austin	—	—	—	*
Randall L. Barnard	73,671	40,663	114,334	*
James J. Bender	220,129	199,136	419,265	*
Donald R. Chappel	406,729	539,169	945,898	*
H. Michael Krimbill	10,000	—	10,000	*
Steven J. Malcolm(c)	1,223,856	2,232,298	3,456,154	*
Rory L. Miller	63,663	62,088	125,751	*
Alice M. Peterson	—	—	—	*
Phillip D. Wright(d)	418,416	421,403	839,819	*
All directors and executive officers as a group (11 persons)	2,756,202	3,847,879	6,604,081	1.13%
Percentage of common stock beneficially owned is based on 586,066,519 shares outstanding on February 1, 2011.

*	Less than 1 percent.

(a)	Includes shares held under the terms of Williams incentive and investment plans as follows: Mr. Armstrong, 212,579 restricted stock units and 81,111 beneficially owned shares; Mr. Barnard, 527 shares in The Williams Companies Investment Plus Plan, 58,686 restricted stock units, and 14,458 beneficially owned shares; Mr. Bender, 176,587 restricted stock units and 43,542 beneficially owned shares; Mr. Chappel, 276,269 restricted stock units and 130,460 beneficially owned shares; Mr. Malcolm, 927 shares in The Williams Companies Investment Plus Plan, 511,085 restricted stock units, and 711,844 beneficially owned shares; Mr. Miller, 35,386 restricted stock units and 28,277 beneficially owned shares; and Mr. Wright, 212,579 restricted stock units and 205,837 beneficially owned shares. Williams restricted stock units do not provide the holder with voting or investment power.

(b)	The shares indicated represent stock options granted under Williams’ current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 1, 2011. Shares subject to options cannot be voted.

(c)	Mr. Malcolm retired as Chairman of the Board and Chief Executive Officer of our general partner, effective January 3, 2011.

(d)	Mr. Wright resigned as Senior Vice President — Gas Pipeline and director of our general partner, effective February 24, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information concerning common units that were potentially subject to issuance under the Williams Partners GP LLC Long-Term Incentive Plan as of December 31, 2010. For more information about this plan, which did not require approval by our limited partners, see Note 14 of Notes to Consolidated Financial Statements.

Number of
Securities
	Number of		Remaining
	Securities to be	Weighted-	Available for
	Issued Upon	Average	Future Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation Plan
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities
Plan Category	Rights	Rights	Reflected in Column
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security
holders	—	—	686,597
Total	—	—	686,597
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
     Our general partner and its affiliates own 216,462,665 common units representing a 73 percent limited partner interest in us. Williams also indirectly owns 100 percent of our general partner, which allows it to control us. Certain officers and directors of our general partner also serve as officers and/or directors of Williams. In addition, our general partner owns a 2 percent general partner interest and incentive distribution rights in us.
     In addition to the related transactions and relationships discussed below, information about such transactions and relationships is included in Note 3 of our Notes to Consolidated Financial Statements and is incorporated herein by reference in its entirety.
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

Operational Stage
Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98 percent to unitholders, including our general partner and its affiliates as holders of an aggregate of 216,462,665 common units and the remaining 2 percent to our general partner.

In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner is entitled to increasing percentages of the distributions, up to 50 percent of the distributions above the highest target level. We refer to the rights to the increasing distributions as “incentive distribution rights.” For further information about distributions, please read “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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
Reimbursement of Expenses of Our General Partner
     Our general partner does not receive any management fee or other compensation for its management of our business. However, we reimburse our general partner for expenses incurred on our behalf, including expenses incurred in compensating employees of an affiliate of our general partner who perform services on our behalf. These expenses include all allocable expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. There is no minimum or maximum amount that may be paid or reimbursed to our general partner for expenses incurred on our behalf, except that pursuant to an omnibus agreement, Williams provided a partial credit for general and administrative expenses that we incurred for a period of five years following our initial public offering (IPO) of common units in August 2005. Please read “Initial Omnibus Agreement” below for more information.
     For the fiscal year ended December 31, 2010, our general partner allocated $11.3 million of expense to us for the services performed on our behalf by our executive officers, who are also employees of Williams, and those of our directors, who are also employees of Williams. This allocated expense included our allocable share of salaries, non-equity incentive plan compensation, and other employment-related expenses, including Williams restricted stock unit and stock option awards, retirement plans, health and welfare plans, employer-related payroll taxes, matching contributions made under a Williams 401 (k) plan and premiums for life insurance.
     Williams affiliates charge us for the costs associated with the employees that operate our assets. These costs totaled $191 million for the year ended December 31, 2010.
     In addition, general and administrative services are provided to us by employees of Williams, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to their operations. Direct charges are for goods and services provided by Williams at their request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. These costs totaled $333 million for the year ended December 31, 2010. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of their costs of doing business incurred by Williams.
Commodity Purchase Contracts
     We purchase natural gas for shrink replacement and fuel for processing plants from Williams Gas Marketing, Inc. (WGM) and we purchase for resale from Williams’ Exploration & Production business, Discovery Producer Services LLC, and Williams Olefins, LLC (Williams Olefins), a wholly owned subsidiary of Williams, substantially all of the NGLs to which those entities take title. We conduct these purchases at market prices at the time of purchase. We also purchase natural gas for Gas Pipeline’s merchant gas sales program from WGM at contract or market prices. These purchases totaled $873 million for the year ended December 31, 2010.
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
Gathering, Processing and Treating Contracts
     We provide gathering, treating and processing services for Williams’ Exploration & Production business under several contracts. Revenues from these services were $225 million for the year ended December 31, 2010. The rates charged to provide these services are considered reasonable as compared to those that are charged to similarly-situated nonaffiliated customers.
Transportation and Exchange Contracts
     We purchase transportation services from Overland Pass Pipeline Company LLC for NGLs from certain of our natural gas processing plants. These transportation costs were $43 million for the year ended December 31, 2010.
     We provide natural gas transportation and exchange services and rental of communication facilities to subsidiaries of Williams. These revenues were $25 million for the year ended December 31, 2010. The rates charged to provide sales and services to affiliates are comparable to those that are charged to similarly-situated nonaffiliated customers.
Commodity Sales Contracts
     We sell feedstock commodities to Williams Olefins for use in its facilities and natural gas purchased for shrink replacement and fuel at our processing plants in excess of their requirements to WGM. Revenues from these product sales were $121 million for the year ended December 31, 2010. These sales are generally made at market prices at the time of sale.
     We transferred a transportation capacity contract to WGM in a previous year. To the extent WGM does not utilize this transportation capacity for its needs (primarily transporting third-party gas volumes), we reimburse WGM for these transportation costs. These cost reimbursements totaled approximately $10 million in 2010.
Operating Agreements with Equity Method Investees
     We are party to operating agreements with unconsolidated companies where our investment is accounted for using the equity method. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies and other charges and also for management services. Williams supplied a portion of these services, primarily those related to employees since we do not have any employees, to the equity method investees. The following amounts were billed to the equity method investments we operate:

Year Ended
December 31, 2010
(Millions)
Cardinal Pipeline Company LLC	$0.8
Discovery Producer Services LLC	$12.8
Gulfstream Natural Gas System, L.L.C.	$8.3
Laurel Mountain Midstream, LLC	$14.2
Pine Needle LNG Company, LLC	$1.8
Summary of Other Transactions with Williams
     For the year ended December 31, 2010, we distributed $534.4 million to affiliates of Williams as quarterly distributions on their common units, Class C units, 2 percent general partner interest, and incentive distribution rights.
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
Total amounts received under this agreement for the year ended December 31, 2010, were $1 million.
Intellectual Property License
     Williams and its affiliates granted a license to us for the use of certain marks, including our logo, for as long as Williams controls our general partner, at no charge.
Agreements Related to the Piceance Acquisition
     We, our general partner, certain of our subsidiaries, and other affiliates of Williams entered into a contribution agreement and certain other agreements that effected our acquisition of certain gathering and processing assets in Colorado’s Piceance basin from a subsidiary of Williams (the Piceance Acquisition). These agreements are the result of arm’s-length negotiations between Williams and the Conflicts Committee of the Board of Directors of our general partner, which is composed solely of independent directors unaffiliated with Williams.
Contribution Agreement
     On November 19, 2010, we closed the Piceance Acquisition as contemplated by the contribution agreement. The Piceance Acquisition was made in exchange for consideration of $702 million in cash, 1,849,138 of our common units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner ownership interest.
Conveyance, Contribution, and Assumption Agreement
     In connection with the closing of the Piceance Acquisition, the parties to the contribution agreement entered into a conveyance, contribution, and assumption agreement. This conveyance, contribution, and assumption agreement effected the contribution of the contributed interests, including the membership interests in Bargath LLC and certain additional gas gathering and compression assets, to us and further transferred such ownership interest from us to our operating company.
Piceance Omnibus Agreement
     Under an omnibus agreement entered into in connection with the Piceance Acquisition, a subsidiary of Williams is obligated to reimburse us for (i) amounts incurred by us or our subsidiaries for any costs required to complete the pipeline and compression projects known collectively as the Ryan Gulch Expansion Project, (ii) amounts incurred by us or our subsidiaries prior to January 31, 2011 related to the development of a cryogenic processing arrangement with a subsidiary of Williams, up to $20 million, and (iii) amounts incurred by us or our subsidiaries for notice of violation or enforcement actions related to compression station land use permits or other losses, costs and expenses related certain surface lease use agreements. In addition, we are obligated to reimburse a subsidiary of Williams for any costs related to the pipeline and compression projects known collectively as the Kokopelli Expansion irrespective of whether those costs were incurred prior to the effective date of the Piceance Acquisition. We did not receive or pay any reimbursements under this agreement for the year ended December 31, 2010.
Amended and Restated Secondment Agreement

     In connection with the closing of the Piceance Acquisition, we, our general partner, and Williams amended and restated the secondment agreement associated with the Dropdown, as described below, to add additional personnel.
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
Contribution Agreement
     On February 17, 2010, we closed the transaction associated with a contribution agreement between us, our general partner, our operating company and certain subsidiaries of Williams, pursuant to which Williams contributed to us the ownership interests in the entities that make up Williams’ Gas Pipeline and Midstream Gas & Liquids business segments, to the extent not already owned by us, including Williams’ limited and general partner interests in Williams Pipeline Partners L.P. (WMZ), but excluding Williams’ Canadian, Venezuelan and olefin operations and 25.5 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream). Such entities are hereafter referred to as the Contributed Entities. The transactions associated with the contribution agreement are referred to as the “Dropdown.”
Conveyance, Contribution, and Assumption Agreement
     In connection with the Dropdown, the parties to the contribution agreement entered into a conveyance, contribution, and assumption agreement. This conveyance, contribution and assumption agreement effected the contribution of the ownership interests in the Contributed Entities to us and further transferred such ownership interests from us to our operating company.
Dropdown Omnibus Agreement
     In connection with the closing of the Dropdown, we entered into an omnibus agreement with Williams. Pursuant to this omnibus agreement, Williams is obligated to indemnify us from and against or reimburse us for (i) amounts incurred by us or our subsidiaries for repair or abandonment costs for damages to certain facilities caused by Hurricane Ike, up to a maximum of $10 million, (ii) maintenance capital expenditure amounts incurred by us or our subsidiaries in respect of certain U.S. Department of Transportation projects, up to a maximum aggregate amount of $50 million, and (iii) an amount based on the amortization over time of deferred revenue amounts that relate to cash payments received prior to the closing of the Dropdown for services to be rendered by us in the future at the Devils Tower floating production platform located in Mississippi Canyon Block 773. In addition, we are obligated to pay to Williams the proceeds of certain sales of natural gas recovered from the Hester storage field pursuant to the FERC order dated March 7, 2008, approving a settlement agreement in Docket No. RP06-569. Net amounts received under this agreement for the year ended December 31, 2010 were $2 million.
Transco Administrative Services Agreement
     In connection with the Dropdown, Transco entered into an administrative services agreement with Transco Pipeline Services Company LLC, a subsidiary of Williams (Transco Pipeline Services), pursuant to which Transco Pipeline Services will provide personnel, facilities, goods, and equipment not otherwise provided by Transco necessary to operate Transco’s businesses. In return, Transco reimburses Transco Pipeline Services for all direct and indirect expenses Transco Pipeline Services incurs or payments it makes (including salary, bonus, incentive compensation, and benefits) in connection with these services.
Northwest Pipeline Administrative Services Agreement

     Prior to the closing of the Dropdown, Northwest entered into an administrative services agreement with Northwest Pipeline Services LLC, a wholly owned subsidiary of Williams, to provide services that Northwest determines may be reasonable and necessary to operate its business, including employees, accounting, information technology, company development, operations, administration, insurance, risk management, tax, audit, finance, land, marketing, legal, and engineering, which services may be expanded, modified or reduced from time to time as agreed upon by the parties.
Secondment Agreement
     In connection with the Dropdown, we, our general partner and Williams entered into a secondment agreement pursuant to which Williams agreed to cause its affiliates to provide personnel necessary to operate, manage, maintain and report the operating results of certain assets owned by one of our midstream entities. During the period that such personnel are providing such services, they are subject to the direction, supervision and control of our general partner. Our general partner is responsible for the costs and expenses related to such services, which are reimbursed in accordance with our partnership agreement. The secondment agreement was amended and restated to add additional personnel in connection with the Piceance Acquisition.
Limited Call Right Forbearance Agreement
     In connection with the Dropdown, we entered into a limited call right forbearance agreement with our general partner, under which our general partner agreed to forbear exercising a right in certain circumstances that is granted to it under our partnership agreement. Under our partnership agreement, if our general partner and its affiliates hold more than 80 percent of our common limited partner units, our general partner has the right to purchase all of the remaining common limited partner units. In this forbearance agreement, our general partner agreed not to exercise this right unless it and its affiliates held more than 85 percent of our common limited partner units. This forbearance agreement terminated when the ownership by our general partner and its affiliates of our common limited partner units decreased below 75 percent upon our issuance of eight million common units on December 17, 2010 pursuant to a public offering. See Note 13 of Notes to Consolidated Financial Statements.
Amendment to our Limited Partnership Agreement
     In connection with the Dropdown, our general partner entered into an amendment to our partnership agreement. This amendment (i) authorized the issuance of the Class C units that comprised part of the consideration for the Dropdown and made certain other changes in connection with the authorization of the issuance of the Class C units, (ii) provided for the proration of distributions, with respect to the first fiscal quarter in which the Class C units and the additional general partner units issued were outstanding as they were not outstanding during the full quarterly period, and (iii) provided that certain amounts received by us under the omnibus agreement were to be treated as a capital contribution to us by Williams in the amount of such payment.
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
Director Independence
     Please read “Directors, Executive Officers and Corporate Governance — Governance — Director Independence” and “—Board Committees” in Item 10 above for information about the independence of our general partner’s Board of Directors and its committees, which information is incorporated into this Item 13 by reference in its entirety.
Item 14. Principal Accountant Fees and Services
     Fees for professional services provided by our independent auditors for each of the last two fiscal years were as follows:

	2010	2009
	(Thousands)
Audit Fees	$7,309	$1,111
Audit-Related Fees	—	—
Tax Fees	30	35
All Other Fees	—	—

	$7,339	$1,146

     Fees for audit services in 2010 and 2009 include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, the audit of our assessment of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and services provided in connection with other filings with the SEC. The fees for audit services do not include audit costs for stand-alone audits for equity investees. Tax fees for 2010 and 2009 include fees for review of our federal tax return. Ernst & Young LLP does not provide tax services to our general partner’s executive officers.
     The Audit Committee of our general partner’s Board of Directors is responsible for appointing, setting compensation for, and overseeing the work of Ernst & Young LLP, our independent auditors. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by Ernst & Young LLP. On an ongoing basis, our general partner’s management presents specific projects and categories of service to the Audit Committee to request advance approval. The Audit Committee reviews those requests and advises management if the Audit Committee approves the engagement of Ernst & Young LLP. On a quarterly basis, the management of our general partner reports to the Audit Committee regarding the services rendered by, including the fees of, the independent accountant in the previous quarter and on a cumulative basis for the fiscal year. The Audit Committee may also delegate the ability to pre-approve audit and permitted non-audit services, excluding services related to our internal control over financial reporting, to any two committee members, provided that any such pre-approvals are reported at a subsequent Audit Committee meeting. In 2010 and 2009, 100 percent of Ernst & Young LLP’s fees were pre-approved by the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1 and 2. Williams Partners L.P. financials
     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
     (a)3 and (b). The following documents are included as exhibits to this report:

Exhibit
Number		Description
§Exhibit 2.1	—	Contribution Agreement, dated as of January 15, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and, for a limited purpose, The Williams Companies, Inc, including exhibits thereto (filed on January 19, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6 and 7.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Indenture, dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (filed on June 20, 2006 as Exhibit 4.1 to

Exhibit
Number		Description
Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.2	—	Form of 7 1/2% Senior Note due 2011 (filed on June 20, 2006 as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.3	—	Certificate of Incorporation of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

Exhibit 4.4	—	Bylaws of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.6 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

Exhibit 4.5	—	Indenture, dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (filed on December 19, 2006 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.6	—	Form of 7 1/4% Senior Note due 2017 (filed on December 19, 2006 as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.7	—	Indenture, dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.8	—	Registration Rights Agreement, dated as of February 9, 2010, among Williams Partners L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., each acting on behalf of themselves and the initial purchasers listed on Schedule I thereto (filed on February 10, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.9	—	Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee, with regard to Northwest Pipeline’s $175 million aggregate principal amount of 7.00% Senior Notes due 2016 (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File. No. 001-07414) and incorporated herein by reference.

Exhibit 4.10	—	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 5, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File No. 001-07414)) and incorporated herein by reference.

Exhibit 4.11	—	Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Northwest Pipeline GP’s Form 8-K File No. 001-07414)) and incorporated herein by reference.

Exhibit 4.12	—	Senior Indenture, dated as of July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-3 (File No. 333-02155)) and incorporated herein by reference.

Exhibit 4.13	—	Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank Trustee with regard to Northwest Pipeline’s 7.125% debentures due 2025 (filed

Exhibit
Number		Description
September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form S-3 (File No. 033-62639)) and incorporated herein by reference.

Exhibit 4.14	—	Indenture, dated as of August 27, 2001, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on November 8, 2001 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-4 (File No. 333-72982)) and incorporated herein by reference.

Exhibit 4.15	—	Indenture, dated as of July 3, 2002, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed August 14, 2002 as Exhibit 4.1 to The Williams Companies Inc.’s Form 10-Q (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.16	—	Indenture, dated as of April 11, 2006, between Transcontinental Gas Pipe Line Corporation and JPMorgan Chase Bank, N.A., as Trustee with regard to Transcontinental Gas Pipe Line’s $200 million aggregate principal amount of 6.4% Senior Note due 2016 (filed on April 11, 2006 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.17	—	Indenture, dated May 22, 2008, between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.18	—	Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.19	—	First Supplemental Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.20	—	Form of 4.125% Senior Notes due 2020 (filed November 12, 2010 as Exhibit A of Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	—	Omnibus Agreement, among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on August 26, 2005 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.2	—	Amendment No. 1 to Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on April 20, 2009 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.3	—	Omnibus Agreement, dated as of February 17, 2010, by and between The Williams Companies, Inc. and Williams Partners L.P. (filed on February 22, 2010 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit
Number		Description
Exhibit 10.4	—	Conveyance, Contribution and Assumption Agreement, dated as of February 17, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (filed on February 22, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.5	—	Williams Partners GP LLC Long-Term Incentive Plan (filed on August 26, 2005 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.6	—	Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (filed on December 4, 2006 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.7	—	Amendment No. 2 to the Williams Partners GP LLC Long-Term Incentive Plan, dated December 2, 2008 (filed on February 26, 2009, as Exhibit 10.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

*#Exhibit 10.8	—	Director Compensation Policy dated November 29, 2005, as revised November 30, 2010.

#Exhibit 10.9	—	Form of Grant Agreement for Restricted Units (filed on December 1, 2005 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.10	—	Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).

Exhibit 10.11	—	Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.12	—	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed on July 29, 2010 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s quarterly report on Form 10-Q (File No. 001-33917)) and incorporated herein by reference.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges

*Exhibit 21	—	List of subsidiaries of Williams Partners L.P.

*Exhibit 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

*Exhibit 24	—	Power of attorney.

*Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**Exhibit 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	—	XBRL Instance Document

Exhibit
Number		Description
101.SCH**	—	XBRL Taxonomy Extension Schema

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.

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

     Date: February 24, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ ALAN S. ARMSTRONG	Chief Executive Officer and	February 24, 2011
	Alan S. Armstrong	Chairman of the Board (Principal Executive Officer)

	/s/ DONALD R. CHAPPEL	Chief Financial Officer and Director	February 24, 2011
	Donald R. Chappel	(Principal Financial Officer)

	/s/ TED T. TIMMERMANS	Chief Accounting Officer and Controller	February 24, 2011
	Ted T. Timmermans	(Principal Accounting Officer)

	/s/ H. BRENT AUSTIN*	Director	February 24, 2011
H. Brent Austin

	/s/ RORY L. MILLER*	Director	February 24, 2011
Rory L. Miller

	/s/ ALICE M. PETERSON*	Director	February 24, 2011
Alice M. Peterson

	/s/ H. MICHAEL KRIMBILL*	Director	February 24, 2011
H. Michael Krimbill

	/s/ RANDALL L. BARNARD*	Director	February 24, 2011
Randall L. Barnard

*By:	/s/ WILLIAM H. GAULT		February 24, 2011
William H. Gault
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number		Description
§Exhibit 2.1	—	Contribution Agreement, dated as of January 15, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and, for a limited purpose, The Williams Companies, Inc, including exhibits thereto (filed on January 19, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6 and 7.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Indenture, dated June 20, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and JPMorgan Chase Bank, N.A. (filed on June 20, 2006 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.2	—	Form of 7 1/2% Senior Note due 2011 (filed on June 20, 2006 as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.3	—	Certificate of Incorporation of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

Exhibit 4.4	—	Bylaws of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.6 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

Exhibit 4.5	—	Indenture, dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (filed on December 19, 2006 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit
Number		Description
Exhibit 4.6	—	Form of 7 1/4% Senior Note due 2017 (filed on December 19, 2006 as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.7	—	Indenture, dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.8	—	Registration Rights Agreement, dated as of February 9, 2010, among Williams Partners L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., each acting on behalf of themselves and the initial purchasers listed on Schedule I thereto (filed on February 10, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.9	—	Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee, with regard to Northwest Pipeline’s $175 million aggregate principal amount of 7.00% Senior Notes due 2016 (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File. No. 001-07414) and incorporated herein by reference.

Exhibit 4.10	—	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 5, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File No. 001-07414)) and incorporated herein by reference.

Exhibit 4.11	—	Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Northwest Pipeline GP’s Form 8-K File No. 001-07414)) and incorporated herein by reference.

Exhibit 4.12	—	Senior Indenture, dated as of July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-3 (File No. 333-02155)) and incorporated herein by reference.

Exhibit 4.13	—	Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank Trustee with regard to Northwest Pipeline’s 7.125% debentures due 2025 (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form S-3 (File No. 033-62639) and incorporated herein by reference.

Exhibit 4.14	—	Indenture, dated as of August 27, 2001, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on November 8, 2001 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-4 (File No. 333-72982)) and incorporated herein by reference.

Exhibit
Number		Description
Exhibit 4.15	—	Indenture, dated as of July 3, 2002, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed August 14, 2002 as Exhibit 4.1 to The Williams Companies Inc.’s Form 10-Q (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.16	—	Indenture, dated as of April 11, 2006, between Transcontinental Gas Pipe Line Corporation and JPMorgan Chase Bank, N.A., as Trustee with regard to Transcontinental Gas Pipe Line’s $200 million aggregate principal amount of 6.4% Senior Note due 2016 (filed on April 11, 2006 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.17	—	Indenture, dated May 22, 2008, between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.18	—	Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.19	—	First Supplemental Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.20	—	Form of 4.125% Senior Notes due 2020 (filed November 12, 2010 as Exhibit A of Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	—	Omnibus Agreement, among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on August 26, 2005 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.2	—	Amendment No. 1 to Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on April 20, 2009 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.3	—	Omnibus Agreement, dated as of February 17, 2010, by and between The Williams Companies, Inc. and Williams Partners L.P. (filed on February 22, 2010 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit
Number		Description
Exhibit 10.4	—	Conveyance, Contribution and Assumption Agreement, dated as of February 17, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (filed on February 22, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.5	—	Williams Partners GP LLC Long-Term Incentive Plan (filed on August 26, 2005 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.6	—	Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (filed on December 4, 2006 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.7	—	Amendment No. 2 to the Williams Partners GP LLC Long-Term Incentive Plan, dated December 2, 2008 (filed on February 26, 2009, as Exhibit 10.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

*#Exhibit 10.8	—	Director Compensation Policy dated November 29, 2005, as revised November 30, 2010.

#Exhibit 10.9	—	Form of Grant Agreement for Restricted Units (filed on December 1, 2005 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.10	—	Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917) and incorporated herein by reference).

Exhibit 10.11	—	Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.12	—	Credit Agreement, dated as of February 17, 2010, by and among Williams Partners L.P., Transcontinental Gas Pipe Line Company, LLC, Northwest Pipeline GP, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed on July 29, 2010 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s quarterly report on Form 10-Q (File No. 001-33917)) and incorporated herein by reference.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges

*Exhibit 21	—	List of subsidiaries of Williams Partners L.P.

Exhibit
Number		Description
*Exhibit 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

*Exhibit 24	—	Power of attorney.

*Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**Exhibit 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.