Form 10-Q
period 2011-06-30
Williams Partners L.P.
filed 2011-08-04
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 290,477,159 common units outstanding as of August 3, 2011.

Williams Partners L.P.
Index
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
•	Whether we have sufficient cash from operations to enable us to maintain current levels of cash distributions or to pay cash distributions following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including climate change regulation and/or potential additional regulation of drilling and completion of wells), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism;

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).
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

PART I — FINANCIAL INFORMATION
Williams Partners L.P.
Consolidated Statement of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in millions, except per-unit amounts)
Revenues:
Gas Pipeline	$407	$380	$823	$787
Midstream Gas & Liquids	1,264	1,020	2,427	2,103

Total revenues	1,671	1,400	3,250	2,890
Segment costs and expenses:
Costs and operating expenses	1,163	1,002	2,268	2,035
Selling, general, and administrative expenses	74	70	147	132
Other (income) expense — net	(1)	(6)	(12)	(9)

Segment costs and expenses	1,236	1,066	2,403	2,158
General corporate expenses	27	28	57	63

Operating income:
Gas Pipeline	138	138	304	298
Midstream Gas & Liquids	297	196	543	434
General corporate expenses	(27)	(28)	(57)	(63)

Total operating income	408	306	790	669
Equity earnings	36	27	61	53
Interest accrued	(107)	(102)	(215)	(183)
Interest capitalized	3	7	5	19
Interest income	—	—	1	3
Other income (expense) — net	(2)	2	3	1

Net income	338	240	645	562
Less: Net income attributable to noncontrolling interests	—	5	—	11

Net income attributable to controlling interests	$338	$235	$645	$551

Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$338	$235	$645	$551
Allocation of net income to general partner and Class C units	74	65	145	359

Allocation of net income to common units	$264	$170	$500	$192

Basic and diluted net income per common unit	$0.91	$0.66	$1.72	$1.24
Weighted average number of common units outstanding	290,213,003	255,777,452	290,029,807	154,838,225
Cash distributions per common unit	$0.7325	$0.6725	$1.4500	$1.3300
See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$112	$187
Accounts and notes receivable:
Trade	425	404
Affiliate	11	8
Inventories	182	195
Regulatory assets	43	51
Other current assets	81	53

Total current assets	854	898
Investments	1,313	1,045

Gross property, plant, and equipment	17,038	16,707
Less accumulated depreciation	(5,946)	(5,706)

Property, plant, and equipment — net	11,092	11,001
Regulatory assets, deferred charges, and other	464	460

Total assets	$13,723	$13,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$398	$322
Affiliate	129	154
Accrued interest	103	105
Other accrued liabilities	214	174
Long-term debt due within one year	308	458

Total current liabilities	1,152	1,213
Long-term debt	6,716	6,365
Asset retirement obligations	467	460
Regulatory liabilities, deferred income, and other	325	290
Contingent liabilities (Note 8)
Equity:
Common units (290,477,159 units outstanding at June 30, 2011 and 289,844,575 units outstanding at December 31, 2010)	6,660	6,564
General partner	(1,594)	(1,485)
Accumulated other comprehensive income (loss)	(3)	(3)

Total equity	5,063	5,076

Total liabilities and equity.	$13,723	$13,404

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

			Accumulated
			Other
	Common	General	Comprehensive	Total
	Units	Partner	Income (Loss)	Equity
	(Millions)
Balance — January 1, 2011	$6,564	$(1,485)	$(3)	$5,076
Comprehensive income:
Net income	508	137	—	645

Total comprehensive income				645

Cash distributions	(412)	(132)	—	(544)
Excess of purchase price over contributed basis of the investment in Gulfstream Natural Gas System, L.L.C	—	(123)	—	(123)
Other	—	9	—	9

Balance — June 30, 2011	$6,660	$(1,594)	$(3)	$5,063

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010
	(Millions)
OPERATING ACTIVITIES:
Net income	$645	$562
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	304	280
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(21)	50
Inventories	13	(41)
Other assets and deferred charges	(20)	(24)
Accounts payable	64	5
Accrued liabilities	43	85
Affiliate accounts receivable and payable — net	(28)	84
Other, including changes in noncurrent assets and liabilities	(17)	2

Net cash provided by operating activities	983	1,003

FINANCING ACTIVITIES:
Proceeds from long-term debt	350	3,749
Payments of long-term debt	(150)	(513)
Payment of debt issuance costs	(8)	(62)
Dividends paid to noncontrolling interests	—	(12)
Distributions to limited partners and general partner	(544)	(189)
Excess of purchase price over contributed basis of the investment in Gulfstream Natural Gas System, L.L.C	(123)	—
Distributions to The Williams Companies, Inc. — net	—	(154)
Other — net	7	(8)

Net cash provided (used) by financing activities	(468)	2,811

INVESTING ACTIVITIES:
Purchase of business and investments from affiliates	(174)	(3,426)
Property, plant and equipment:
Capital expenditures	(309)	(340)
Net proceeds from dispositions	(3)	19
Purchases of investments	(101)	(15)
Other — net	(3)	13

Net cash used by investing activities	(590)	(3,749)

Increase (decrease) in cash and cash equivalents	(75)	65
Cash and cash equivalents at beginning of period	187	153

Cash and cash equivalents at end of period	$112	$218

See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Organization, Basis of Presentation, and Description of Business
Organization
     Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us,” or similar language refer to Williams Partners L.P. and its subsidiaries.
     We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of June 30, 2011, Williams owns an approximate 73 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC (OLLC), an operating limited liability company (wholly owned by us).
     The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 in our Annual report on Form 10-K. The accompanying unaudited consolidated financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, changes in equity for the six months ended June 30, 2011, and cash flows for the six months ended June 30, 2011 and 2010.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Presentation
     During second-quarter 2011, we closed the acquisition of a 24.5 percent interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream) from a subsidiary of Williams in exchange for aggregate consideration of $297 million of cash, 632,584 of our limited partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. As the acquired equity interest was purchased from a subsidiary of Williams, the transaction was accounted for as a combination of entities under common control whereby the investment acquired is combined with ours at its historical amount as of the date of transfer. The excess of the cash purchase price over the historical carrying amount is recognized as a reduction of general partner equity. This investment is reported in our Gas Pipeline segment.
     During fourth-quarter 2010, we closed the acquisition of a business represented by certain gathering and processing assets in Colorado’s Piceance Basin from a subsidiary of Williams (the Piceance Acquisition). As the acquired assets were purchased from a subsidiary of Williams, the transaction was accounted for as a combination of entities under common control whereby the assets and liabilities acquired are combined with ours at their historical amounts. The acquired assets are reported in our Midstream Gas & Liquids (Midstream) segment, which includes a recast of the statement of income for the prior period. The effect of recasting our financial statements to account for this transaction increased net income by $15 million for the three months and $24 million for the six months ended June 30, 2010. This acquisition does not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.
Accounting Standards Issued But Not Yet Adopted
     In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-4, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-4). ASU 2011-4 primarily eliminates the

Notes (Continued)
differences in fair value measurement principles between the FASB and International Accounting Standards Board. It clarifies existing guidance, changes certain fair value measurements and requires expanded disclosure primarily related to Level 3 measurements and transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-4 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. We are assessing the application of this Update to our Consolidated Financial Statements.
     In June 2011, the FASB issued Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” (ASU 2011-5). ASU 2011-5 requires presentation of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements. The Update requires separate presentation in both net income and other comprehensive income of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The new guidance does not change the items reported in other comprehensive income, nor affect how earnings per share is calculated and presented. We currently report net income in the Consolidated Statement of Income and report other comprehensive income in the Consolidated Statement of Changes in Equity. The standard is effective beginning the first quarter of 2012, with a retrospective application to prior periods. We plan to apply the new presentation beginning in 2012.
Description of Business
     Our operations are located in the United States and are organized into the following reporting segments: Gas Pipeline and Midstream.
     Gas Pipeline is comprised primarily of the following interstate natural gas pipeline assets:
•	Transcontinental Gas Pipe Line Company, LLC (Transco), an interstate natural gas pipeline extending from the Gulf of Mexico region to the northeastern United States;

•	Northwest Pipeline GP (Northwest Pipeline), an interstate natural gas pipeline extending from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington;

•	A 49 percent equity interest in Gulfstream, an interstate natural gas pipeline extending from the Mobile Bay area in Alabama to markets in Florida.
     Midstream is comprised primarily of the following natural gas gathering, processing and treating facilities, oil gathering and transportation facilities and natural gas liquid (NGL) transportation, fractionation and storage facilities and investments:
•	Two gathering systems and the Echo Springs and Opal processing plants serving the Wamsutter and southwest areas of Wyoming;

•	A gathering system, the Ignacio, Kutz and Lybrook processing plants and the Milagro and Esperanza natural gas treating plants, all serving the San Juan basin in New Mexico and Colorado;

•	A gathering system, natural gas liquids pipeline and the Willow Creek and Parachute processing plants in Colorado;

•	An equity interest in Laurel Mountain Midstream, LLC, serving the Marcellus shale region of western Pennsylvania;

•	Gathering pipelines and compressor stations in Pennsylvania’s Marcellus Shale;

•	Onshore and offshore natural gas and oil gathering pipelines in the Gulf Coast region;

•	The Mobile Bay and Markham processing plants in the Gulf Coast region;

•	The Canyon Station and Devils Tower offshore production platforms in the Gulf of Mexico;

Notes (Continued)
•	NGL storage facilities in the Conway, Kansas area;

•	Interests in two NGL fractionation facilities: one near Conway, Kansas and the other in Baton Rouge, Louisiana;

•	An equity interest in Discovery Producer Services LLC, whose assets include a processing plant and a fractionation plant in Louisiana, and an offshore natural gas gathering and transportation system in the Gulf of Mexico;

•	An equity interest in Aux Sable Liquid Products LP, whose assets include an NGL processing plant and a fractionator in Illinois, a condensate recovery plant in North Dakota and a pipeline extending from the condensate recovery plant to an affiliate-owned pipeline;

•	An equity interest in Overland Pass Pipeline Company LLC, whose assets include a natural gas liquids pipeline stretching from Wyoming through Colorado and into Kansas.
Note 2. Allocation of Net Income and Distributions
     The allocation of net income among our general partner, limited partners, and noncontrolling interests for the three and six months ended June 30, 2011 and 2010, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Millions)
Allocation of net income to general partner:
Net income	$338	$240	$645	$562
Net income applicable to pre-partnership operations allocated to general partner	—	(15)	—	(187)
Net income applicable to noncontrolling interests	—	(5)	—	(11)
Net reimbursable costs charged directly to general partner	—	(2)	(2)	(4)

Income subject to 2% allocation of general partner interest	338	218	643	360
General partner’s share of net income	2.0%	2.0%	2.0%	2.0%

General partner’s allocated share of net income before items directly allocable to general partner interest	7	4	13	7
Incentive distributions paid to general partner*	63	30	122	30
Net reimbursable costs charged directly to general partner	—	2	2	4
Pre-partnership net income allocated to general partner interest	—	15	—	187

Net income allocated to general partner	$70	$51	$137	$228

Net income	$338	$240	$645	$562
Net income allocated to general partner	70	51	137	228
Net income allocated to Class C limited partners	—	67	—	156
Net income allocated to noncontrolling interests	—	5	—	11

Net income allocated to common limited partners	$268	$117	$508	$167

*	In the calculation of basic and diluted net income per limited partner unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period. The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period.
     The net reimbursable costs charged directly to general partner may include the net of both income and expense items. Under the terms of omnibus agreements, we are reimbursed by our general partner for certain expense items and are required to distribute certain income items to our general partner.

Notes (Continued)
     Total comprehensive income for the three months ended June 30, 2011 and 2010 is $340 million and $263 million, respectively, and for the six months ended June 30, 2011 and 2010 is $645 million and $573 million, respectively. Any difference between total comprehensive income and net income for all periods is due to net unrealized changes in cash flow hedges.
     We paid or have authorized payment of the following partnership cash distributions during 2010 and 2011 (in millions, except for per unit amounts):

				General Partner
					Incentive
	Per Unit	Common	Class C		Distribution	Total Cash
Payment Date	Distribution	Units	Units	2%	Rights	Distribution
2/12/2010	$0.6350	$33	$—	$1	$—	$34
5/14/2010	$0.6575	$35	$87	$3	$30	$155
8/13/2010	$0.6725	$172	$—	$4	$45	$221
11/12/2010	$0.6875	$192	$—	$5	$53	$250
2/11/2011	$0.7025	$204	$—	$5	$59	$268
5/13/2011	$0.7175	$208	$—	$5	$63	$276
8/12/2011(a)	$0.7325	$213	$—	$6	$67	$286

(a)	The Board of Directors of our general partner declared this cash distribution on July 25, 2011, to be paid on August 12, 2011, to unitholders of record at the close of business on August 5, 2011.
Note 3. Other Accruals
     Other (income) expense — net within segment costs and expenses in 2011 includes $10 million related to the reversal of project feasibility costs from expense to capital at Gas Pipeline, associated with an expansion project, upon determining that the related project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.
Note 4. Inventories

	June 30,	December 31,
	2011	2010
	(Millions)
Natural gas liquids	$62	$61
Natural gas in underground storage	50	62
Materials, supplies, and other	70	72

	$182	$195

Note 5. Debt and Banking Arrangements
Credit Facility
     In June 2011, we entered into a new $2 billion five-year senior unsecured revolving credit facility agreement with Transco and Northwest Pipeline as co-borrowers. The new agreement is considered a modification for accounting purposes. It replaced our existing $1.75 billion credit facility agreement that was scheduled to expire on February 17, 2013. At the closing, we refinanced $300 million outstanding under the existing facility via a non-cash transfer of the obligation to the new credit facility. The new credit facility may, under certain conditions, be increased up to an additional $400 million. The full amount of the credit facility is available to us to the extent not otherwise utilized by Transco and Northwest Pipeline. Transco and Northwest Pipeline each have access to borrow up to $400 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. Significant financial covenants include:

Notes (Continued)
•	Our ratio of debt to EBITDA (each as defined in the credit facility) must be no greater than 5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, we are required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1;

•	The ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent for each of Transco and Northwest Pipeline.
     At June 30, 2011, we are in compliance with these financial covenants.
     Each time funds are borrowed, a borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. We are required to pay a commitment fee (currently 0.25 percent) based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The credit facility contains various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments and allow any material change in the nature of its business.
     The new credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower and exercise other rights and remedies.
     Letter of credit capacity under our new credit facility is $1.3 billion. At June 30, 2011 no letters of credit have been issued and $350 million in loans are outstanding under the credit facility. Subsequent to June 30, 2011, we repaid a net $100 million of the loans outstanding under the credit facility.
Retirements
     Utilizing cash on hand, we retired $150 million of 7.5 percent senior unsecured notes that matured on June 15, 2011.
Note 6. Fair Value Measurements
     The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(Millions)
Assets:
ARO Trust investments (see Note 7)	$40	$—	$—	$40	$40	$—	$—	$40
Energy derivatives	—	5	—	5	—	—	—	—

Total assets	$40	$5	$—	$45	$40	$—	$—	$40

Liabilities:
Energy derivatives	$—	$7	$—	$7	$—	$—	$—	$—

Total liabilities	$—	$7	$—	$7	$—	$—	$—	$—

     The instruments included in our Level 1 measurements consist of a portfolio of mutual funds. (See Note 7.)
     The instruments included in our Level 2 measurements consist primarily of over-the-counter (OTC) instruments such as natural gas and natural gas liquid (NGL) swaps. Swap contracts included in Level 2 are valued using an

Notes (Continued)
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
     Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 because these inputs have a significant impact on the measurement of fair value. As of June 30, 2011 and December 31, 2010, we do not have any instruments classified as Level 3.
     The tenure of our energy derivatives portfolio is relatively short with all of our derivatives expiring by December 31, 2011. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.
     Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the period ended June 30, 2011 or 2010.
     The following table presents a reconciliation of changes in the fair value of our net energy derivatives classified as Level 3 in the fair value hierarchy.
Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Millions)
Beginning balance	$—	$4	$—	$—
Realized and unrealized gains (losses):
Included in net income	—	3	—	2
Included in other comprehensive income (loss)	—	16	(5)	21
Settlements	—	(3)	—	(3)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	5	—

Ending balance	$—	$20	$—	$20

Unrealized gains (losses) included in net income relating to instruments still held at June 30	$—	$—	$—	$—

     Realized and unrealized gains (losses) included in net income for the above periods are reported in revenues or costs and operating expenses in our Consolidated Statement of Income.
     For the six months ended June 30, 2011 and 2010, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Note 7. Financial Instruments, Derivatives, and Guarantees
Financial Instruments
Fair-value methods

Notes (Continued)
     We use the following methods and assumptions in estimating our fair-value disclosures for financial instruments:
     Cash and cash equivalents: The carrying amounts reported in the Consolidated Balance Sheet approximate fair value due to the short-term maturity of these instruments.
     ARO Trust investments: Pursuant to its 2008 rate case settlement, Transco deposits a portion of its collected rates into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of mutual funds that are reported at fair value in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet and are classified as available-for-sale. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
     Long-term debt: The fair value of our publicly traded long-term debt is determined using indicative period-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings. At June 30, 2011 and December 31, 2010, approximately 95 percent and 100 percent, respectively, of our long-term debt was publicly traded. (See Note 5.)
     Other: Includes current and noncurrent notes receivable.
     Energy derivatives: Energy derivatives include forwards and swaps. These are carried at fair value in other current assets and other accrued liabilities in the Consolidated Balance Sheet. See Note 6 for a discussion of the valuation of our energy derivatives.
Carrying amounts and fair values of our financial instruments

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Millions)
Asset (Liability)
Cash and cash equivalents	$112	$112	$187	$187
ARO Trust investments	$40	$40	$40	$40
Long-term debt, including current portion	$(7,024)	$(7,535)	$(6,823)	$(7,283)
Other	$10	$10	$—	$—
Energy commodity cash flow hedges	$(2)	$(2)	$—	$—
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

Notes (Continued)
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
     The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of June 30, 2011. Natural gas is presented in millions of British Thermal Units (MMBtu) and NGLs are presented in barrels.

	Unit of	Central Hub
Derivative Notional Volumes	Measurement	Risk	Basis Risk
Designated as Hedging Instruments
Midstream Risk Management	MMBtu	10,735,000	9,355,000
Midstream Risk Management	Barrels	(2,960,000)
Not Designated as Hedging Instruments
Midstream Risk Management	Barrels	(54,000)
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

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(Millions)		(Millions)
Designated as hedging instruments	$5	$7	$—	$—
Not designated as hedging instruments	—	—	—	—

Total derivatives	$5	$7	$—	$—

     The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, revenues, or costs and operating expenses.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	Classification
	(Millions)		(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(4)	$20	$(6)	$14	AOCI
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$(4)	$(2)	$(4)	$(4)	Revenues or Costs and Operating Expenses
Gain (loss) recognized in income (ineffective portion)	$—	$—	$—	$—	Revenues or Costs and Operating Expenses
      There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges. As of June 30, 2011, we have hedged portions of future cash flows associated with anticipated NGL sales

Notes (Continued)
and natural gas purchases through 2011. Based on recorded values at June 30, 2011, net losses to be reclassified into earnings by December 31, 2011, are $2 million. These recorded values are based on market prices of the commodities as of June 30, 2011. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized by December 31, 2011, will likely differ from these values. These gains or losses will offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions. There are no derivative contracts that expire beyond December 31, 2011.
     We recognized losses of $1 million and less than $1 million in revenues for the six months ended June 30, 2011 and 2010, respectively, on our energy commodity derivatives not designated as hedging instruments.
     The cash flow impact of our derivative activities is presented in the Consolidated Statement of Cash Flows as changes in other assets and deferred charges and changes in accrued liabilities.
Credit-risk-related features
     The majority of our financial swap contracts are with our affiliate, WPX Energy Marketing, LLC, and the derivative contracts not designated as cash flow hedging instruments are primarily NGL swaps. These agreements do not contain any provisions that require us to post collateral related to net liability positions.
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
     At June 30, 2011, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have an adverse effect on our results of operations.
Note 8. Contingent Liabilities
Environmental Matters
     Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the U.S. Environmental Protection Agency (EPA), various state environmental authorities and identification as a potentially responsible party at various Superfund waste sites. At June 30, 2011, we have accrued liabilities of $11 million for these costs. We expect that these costs will be recoverable through rates.
     In September 2007, the EPA requested, and Transco later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of our compliance with the Clean Air Act. On March 28, 2008, the EPA issued notices of violation alleging violations of Clean Air Act requirements at these compressor stations. Transco met with the EPA in May 2008 and submitted its response denying the allegations in June 2008. In May 2011, we provided additional information to the EPA pertaining to these compressor stations in response to a request they had made in February 2011. In August 2010, the EPA requested, and Transco later provided, similar information for a compressor station in Maryland.
     In March 2008, the EPA proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at a compressor station. Tentative settlement was reached in first-quarter 2011.

Notes (Continued)
     We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2011, we have accrued liabilities totaling $8 million for these costs.
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
Safety Matters
     Transco and Northwest Pipeline have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, they have identified high consequence areas and developed baseline assessment plans. They are on schedule to complete the required assessments within required timeframes. Currently, we estimate the cost to complete the required initial assessments over the period of 2011 through 2012 and associated remediation will be primarily capital in nature and range between $80 million and $110 million for Transco and between $65 million and $75 million for Northwest Pipeline. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business, and, therefore, recoverable through our rates.
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

Notes (Continued)
Note 9. Segment Disclosures
     Our reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies, and industry knowledge.
Performance Measurement
     We currently evaluate segment operating performance based on segment profit from operations, which includes segment revenues from external customers, segment costs and expenses, and equity earnings.
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

	Gas Pipeline	Midstream	Total
		(Millions)
Three months ended June 30, 2011
Segment revenues	$407	$1,264	$1,671

Segment profit	$152	$319	$471
Less equity earnings	14	22	36

Segment operating income	$138	$297	435

General corporate expenses			(27)

Total operating income			$408

Three months ended June 30, 2010
Segment revenues	$380	$1,020	$1,400

Segment profit	$148	$213	$361
Less equity earnings	10	17	27

Segment operating income	$138	$196	334

General corporate expenses			(28)

Total operating income			$306

Six months ended June 30, 2011
Segment revenues	$823	$2,427	$3,250

Segment profit	$327	$581	$908
Less equity earnings	23	38	61

Segment operating income	$304	$543	847

General corporate expenses			(57)

Total operating income			$790

Six months ended June 30, 2010
Segment revenues	$787	$2,103	$2,890

Segment profit	$317	$468	$785
Less equity earnings	19	34	53

Segment operating income	$298	$434	732

General corporate expenses			(63)

Total operating income			$669

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Overview
     We manage our business and analyze our results of operations on a segment basis. Our operations are divided into two business segments: Gas Pipeline and Midstream Gas & Liquids (Midstream).
•	Gas Pipeline includes Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline GP (Northwest Pipeline), which own and operate a combined total of approximately 13,900 miles of pipelines. Gas Pipeline also holds interests in joint venture interstate and intrastate natural gas pipeline systems including a 49 percent interest in Gulfstream Natural Gas System L.L.C. (Gulfstream), which owns an approximate 745-mile pipeline.

•	Midstream includes natural gas gathering, processing and treating facilities, and crude oil gathering and transportation facilities with primary service areas concentrated in major producing basins in Colorado, New Mexico, Wyoming, the Gulf of Mexico, and Pennsylvania.
     As of June 30, 2011, The Williams Companies, Inc. (Williams) holds an approximate 75 percent interest in us, comprised of an approximate 73 percent limited partner interest and all of our 2 percent general partner interest.
Overview of Six Months Ended June 30, 2011
     Net Income for the six months ended June 30, 2011, changed favorably by $83 million compared to the six months ended June 30, 2010, primarily due to an improved energy commodity price environment partially offset by higher interest expense associated with increased debt levels in conjunction with the 2010 contribution of subsidiaries from our general partner. (See Results of Operations — Consolidated Overview.)
     Our net cash provided by operating activities for the six months ended June 30, 2011, decreased $20 million compared to the six months ended June 30, 2010, primarily due to net unfavorable changes in working capital including the timing of settling certain affiliate balances, partially offset by higher operating income.
Recent Events
     In May 2011, we closed the acquisition of a 24.5 percent interest in Gulfstream from a subsidiary of Williams in exchange for aggregate consideration of $297 million of cash, 632,584 of our limited partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. As the acquired equity interest was purchased from a subsidiary of Williams, the transaction was accounted for as a combination of entities under common control whereby the investment acquired is combined with ours at its historical amount as of the date of transfer. This investment is reported in our Gas Pipeline segment.
     In May 2011, we announced that we were selected by an operator to provide certain production handling services in the eastern deepwater Gulf of Mexico. We will design, construct and install a floating production system (Gulfstar FPS™) that will have the capacity to handle 60,000 barrels of oil per day, up to 200 million cubic feet of natural gas per day, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be placed into service in 2014 and to be capable of serving as a central host facility for other deepwater prospects in the area. We may consider a joint venture partner for this project.
     In both April and July of 2011, our general partner’s Board of Directors approved a 2 percent increase to our quarterly distribution to unitholders. (See Management’s Discussion and Analysis of Financial Condition and Liquidity.)

     During the second quarter of 2011, Williams became a member of Oil Insurance Limited (OIL), an energy industry mutual insurance company which shares losses among its members. In addition to certain property insurance coverage, Williams also purchased named windstorm coverage from OIL. The named windstorm insurance provides coverage up to $150 million per occurrence (60 percent of $250 million of losses in excess of our $100 million deductible), with an annual aggregate limit of $300 million and subject to an aggregate per-event shared limit of $750 million for all members.
Company Outlook
     We believe we are well-positioned to execute on our 2011 business plan and to capture attractive growth opportunities. We expect increases in our operating results over 2010 primarily due to continued strong per-unit NGL margins in our Midstream business in relation to five-year averages and our significant 2010 growth capital investments. We are cautiously optimistic that growth in the broader economy will continue to improve in 2011, but numerous uncertainties exist. Energy commodity price indicators continue to reflect an expectation of growth and increasing demand. Given the potential volatility of these measures, the economy could worsen and/or energy commodity margins could further decline, negatively impacting future operating results and increasing the risk of nonperformance of counterparties or impairments of long-lived assets.
     We believe we are positioned to drive additional organic growth and aggressively pursue value-adding growth opportunities.
     We continue to invest in our businesses in a way that meets customer needs and enhances our competitive position by:
•	Continuing to invest in and grow our gathering and processing and interstate natural gas pipeline systems;

•	Retaining the flexibility to adjust, to some extent, our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.
     Potential risks and obstacles that could impact the execution of our plan include:
•	Lower than anticipated commodity prices and margins;

•	Lower than expected levels of cash flow from operations;

•	Availability of capital;

•	Counterparty credit and performance risk;

•	Decreased volumes from third parties served by our midstream business;

•	General economic, financial markets, or industry downturn;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.
     We continue to address these risks through utilization of commodity hedging strategies, disciplined investment strategies, and maintaining ample liquidity from cash and cash equivalents and unused revolving credit facility capacity.

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
     The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended				Six months ended
	June 30,		$	%	June 30,		$	%
	2011	2010	Change*	Change*	2011	2010	Change*	Change*
	(Millions)				(Millions)
Revenues	$1,671	$1,400	+ 271	+19%	$3,250	$2,890	+ 360	+12%
Costs and expenses:
Costs and operating expenses	1,163	1,002	- 161	-16%	2,268	2,035	- 233	-11%
Selling, general and administrative expenses	74	70	-4	-6%	147	132	- 15	-11%
Other (income) expense — net	(1)	(6)	-5	-83%	(12)	(9)	+ 3	+33%
General corporate expenses	27	28	+ 1	+4%	57	63	+ 6	+10%

Total costs and expenses	1,263	1,094			2,460	2,221
Operating income	408	306			790	669
Equity earnings	36	27	+ 9	+33%	61	53	+ 8	+15%
Interest accrued — net	(104)	(95)	- 9	-9%	(210)	(164)	- 46	-28%
Interest income	—	—	—	—	1	3	-2	-67%
Other income (expense) — net	(2)	2	-4	NM	3	1	+ 2	+200%

Net Income	338	240			645	562
Less: Net income attributable to noncontrolling interests	—	5	+ 5	+100%	—	11	+ 11	+100%

Net income attributable to controlling interests	$338	$235			$645	$551

*	+ = Favorable change; — = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
   Three months ended June 30, 2011 vs. three months ended June 30, 2010
     The increase in revenues is primarily due to higher marketing revenues and natural gas liquid (NGL) production revenues at Midstream due to higher average energy commodity prices, partially offset by lower marketing volumes. Additionally, fee revenues increased at Midstream primarily due to higher gathering and processing fee revenue in the Marcellus Shale related to gathering assets acquired in late 2010 and the Piceance basin as a result of an agreement executed in November 2010 with Williams Exploration & Production.
     The increase in costs and operating expenses is primarily due to increased marketing purchases at Midstream primarily due to higher average energy commodity prices, partially offset by lower volumes. Additionally, increased operating costs are primarily due to higher depreciation and higher maintenance costs.
     Other (income) expense — net within operating income in 2010 includes $11 million of involuntary conversion gains due to insurance recoveries that are in excess of the carrying value of Gulf assets, which were damaged by Hurricane Ike in 2008, and our Ignacio plant, which was damaged by a fire in 2007.
     The increase in operating income generally reflects an improved energy commodity price environment in 2011 compared to 2010.
   Six months ended June 30, 2011 vs. six months ended June 30, 2010

Management’s Discussion and Analysis (Continued)
     The increase in revenues is primarily due to higher marketing revenues at Midstream from higher average NGL and crude prices and higher marketing NGL volumes, partially offset by lower crude marketing volumes and higher NGL production revenues from higher average NGL per-unit sales prices, partially offset by lower equity NGL volumes. Additionally, fee revenues increased at Midstream primarily due to higher gathering and processing fee revenue in the Marcellus Shale related to gathering assets acquired in late 2010 and the Piceance basin as a result of an agreement executed in November 2010 with Williams Exploration & Production.
     The increase in costs and operating expenses is primarily due to increased marketing purchases at Midstream primarily due to higher average NGL and crude prices and higher marketing NGL volumes, partially offset by lower crude marketing volumes. Additionally, operating costs increased primarily due to higher depreciation and higher maintenance costs. These increases are partially offset by decreased costs associated with production of NGLs reflecting lower average natural gas prices and lower equity NGL volumes at Midstream.
     The increase in selling, general and administrative expenses includes higher employee-related expenses at Gas Pipeline.
     Other (income) expense — net within operating income in 2011 includes $10 million related to the reversal of project feasibility costs from expense to capital at Gas Pipeline. (See Note 3 of Notes to Consolidated Financial Statements.)
     Other (income) expense — net within operating income in 2010 includes $11 million of involuntary conversion gains at Midstream, as previously discussed.
     The increase in operating income generally reflects an improved energy commodity price environment in 2011 compared to 2010.
     The increase in interest accrued — net is primarily due to the $3.5 billion of senior notes issued in February 2010 and $600 million of senior notes issued in November 2010. In addition, 2010 project completions at Midstream contributed to a decrease in interest capitalized.
     Net income attributable to noncontrolling interest decreased due to the merger with Williams Pipeline Partners L.P., which was completed in the third quarter of 2010.

Management’s Discussion and Analysis (Continued)
Results of Operations — Segments
Gas Pipeline
Overview of Six Months Ended June 30, 2011
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
   85 North expansion project
     In September 2009, we received approval from the FERC to construct an expansion of our existing natural gas transmission system from Alabama to various delivery points as far north as North Carolina. The cost of the project is estimated to be $222 million. Phase I was placed into service in July 2010 and increased capacity by 90 thousand dekatherms per day (Mdt/d). Phase II was placed into service in May 2011 and increased capacity by 219 Mdt/d.
    Mobile Bay South II expansion project
     In July 2010, we received approval from the FERC to construct additional compression facilities and modifications to existing Mobile Bay line facilities in Alabama allowing transportation service to various southbound delivery points. Construction began in October 2010 and is estimated to cost $33 million. The project was placed into service in May 2011 and increased capacity by 380 Mdt/d.
    Gulfstream acquisition
     In May 2011, we acquired from Williams an additional 24.5 percent interest in Gulfstream in exchange for aggregate consideration of $297 million of cash, 632,584 limited partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. We funded the cash consideration for this transaction through our credit facility.
Outlook for the Remainder of 2011
    Expansion projects
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
     Mid-Atlantic Connector
     In July 2011, we received approval from the FERC to expand our existing natural gas transmission system from North Carolina to markets as far downstream as Maryland. The cost of the project is estimated to be $55 million and will increase capacity by 142 Mdt/d. We plan to place the project into service in November 2012.

Management’s Discussion and Analysis (Continued)
    Eminence Storage Field Leak
     On December 28, 2010, we detected a leak in one of the seven underground natural gas storage caverns at our Eminence Storage Field in Mississippi. Due to the leak and related damage to the well at an adjacent cavern, both caverns are out of service. In addition, two other caverns at the field, which were constructed at or about the same time as those caverns, have experienced operating problems, and we have determined that they should also be retired. To date, the event has not affected the performance of our obligations under our service agreements with our customers.
     We estimate the cost to abandon these four caverns, which will be capital in nature, will be approximately $67 million, which is expected to be spent in 2011, 2012 and the first half of 2013. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 7 of Notes to Consolidated Financial Statements.)
Period-Over-Period Operating Results

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Millions)		(Millions)
Segment revenues	$407	$380	$823	$787

Segment profit	$152	$148	$327	$317

    Three months ended June 30, 2011 vs. three months ended June 30, 2010
     Segment revenues increased $27 million, or 7 percent, primarily due to $16 million higher transportation revenues associated with expansion projects placed into service in 2010 and 2011, and $14 million higher transportation imbalance settlements (offset in costs and operating expenses). These increases are partially offset by $3 million lower sales of base gas from an abandoned storage field.
     Costs and operating expenses increased $26 million, or 13 percent, primarily due to $14 million higher transportation imbalance settlements (offset in segment revenues), $4 million higher depreciation expense resulting from additional assets placed in service in 2010 and 2011, and $3 million increased operations and maintenance expense related to the Eminence Storage Field leak.
     Segment profit increased primarily due to the previously described changes.
    Six months ended June 30, 2011 vs. six months ended June 30, 2010
     Segment revenues increased $36 million, or 5 percent, primarily due to $23 million higher transportation revenues associated with expansion projects placed into service in 2010 and 2011, and $17 million higher transportation imbalance settlements (offset in costs and operating expenses). These increases are partially offset by $4 million lower sales of base gas from an abandoned storage field.
     Costs and operating expenses increased $33 million, or 8 percent, primarily due to $17 million higher transportation imbalance settlements (offset in segment revenues), $6 million higher depreciation expense resulting from additional assets placed in service in 2010 and 2011, and $7 million increased operations and maintenance expense related to the Eminence Storage Field leak.
     Selling, general and administrative expenses increased $9 million, or 13 percent, primarily due to higher employee-related expenses.
     Other income (expense) — net improved $12 million primarily due to a $10 million reversal of project feasibility costs from expense to capital, associated with an expansion project, upon determining that the related project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

Management’s Discussion and Analysis (Continued)
     Segment profit increased due to the previously described changes.
Midstream Gas & Liquids
Overview of Six Months Ended June 30, 2011
     Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers.
     Significant events during 2011 include the following:
   Perdido Norte
     Both oil and gas production began to flow on a sustained basis during the fourth quarter of 2010 through our Perdido Norte expansion, located in the western deepwater of the Gulf of Mexico. The project includes a 200 MMcf/d expansion of our onshore Markham gas processing facility and a total of 179 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure. While production volumes are currently significantly lower than expected, producers continue to work through technical issues, volumes have increased each quarter, and we anticipate volumes to increase significantly during the remainder of 2011.
   Overland Pass Pipeline
     We became operator of Overland Pass Pipeline Company LLC (OPPL) effective April 1, 2011. We own a 50 percent interest in OPPL which includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Julesburg basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek plant in Colorado are dedicated for transport on OPPL under a long-term shipping agreement. We plan to participate in the construction of a pipeline connection and capacity expansions, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.
   Marcellus Shale Gathering Asset Transition and Expansion
     We assumed the operational activities for a gathering business in Pennsylvania’s Marcellus Shale which we acquired at the end of 2010. This business includes 75 miles of gathering pipelines and two compressor stations. We expect gathered volumes to increase in 2011 under our long-term dedicated gathering agreement for the seller’s production. Additionally, engineering and construction activities continue on our Springville gathering pipeline which will connect the gathering system into the Transco pipeline. Our long-term dedicated gathering agreement has been revised in the second quarter of 2011, such that we will ultimately provide capacity on the Springville pipeline of approximately 650 MMcf/d.
   Gulfstar FPS™ Deepwater Project
     We received a Letter of Award from a significant producer to provide production handling services in the Tubular Bells field development located in the eastern deepwater Gulf of Mexico. The operator of the Tubular Bells field will utilize our proprietary floating-production system, Gulfstar FPS™. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. We will design, construct, and install our Gulfstar FPS™ with a capacity of 60,000 barrels of oil per day, up to 200 MMcf/d of natural gas and the capability to provide seawater injection services. The facility is a spar-based floating production system that utilizes a standard design approach that will allow customers to reduce their cycle time from discovery to first production. Construction is underway and the project is expected to be in service in 2014. We may consider a joint venture partner for this project.

Management’s Discussion and Analysis (Continued)
    Volatile commodity prices
     Average per-unit NGL margins in the six months ending June 30, 2011 are significantly higher than the same period in 2010, benefiting from a strong demand for NGLs resulting in higher NGL prices and lower natural gas prices driven by abundant natural gas supplies.
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
Outlook for the Remainder of 2011
     The following factors could impact our business in 2011.
    Commodity price changes
•	We expect our average per-unit NGL margins in 2011 to be higher than our rolling five-year average per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

•	As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 20 percent of our anticipated NGL sales volumes

Management’s Discussion and Analysis (Continued)
and an approximate corresponding portion of anticipated shrink gas requirements for the remainder of 2011. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $129 million. The following table presents our energy commodity hedging instruments as of July 21, 2011.

			Weighted
		Volumes	Average Hedge
	Period	Hedged	Price
			(per gallon)
Designated as hedging instruments:
NGL sales — ethane (million gallons)	Jul - Dec 2011	46.8	$0.70
NGL sales — propane (million gallons)	Jul - Dec 2011	33.4	$1.38
NGL sales — isobutane (million gallons)	Jul - Dec 2011	10.1	$1.91
NGL sales — normal butane (million gallons)	Jul - Dec 2011	12.6	$1.81
NGL sales — natural gasoline (million gallons)	Jul - Dec 2011	21.4	$2.46
			(per MMbtu)
Natural gas purchases (Tbtu)	Jul - Dec 2011	10.7	$4.10
   Gathering, processing, and NGL sales volumes
•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities.

•	We anticipate growth in our onshore businesses’ gas gathering and processing volumes as our infrastructure grows to support drilling activities in the Piceance and Appalachian basins. However, we anticipate no change or slight declines in basins in the Rocky Mountain and Four Corners areas due to reduced drilling activity. Due to the high proportion of fee-based processing agreements in the Piceance basin, we anticipate only a slight increase in NGL equity sales volumes.

•	The operator of the third-party fractionator serving our NGL production transported on Overland Pass Pipeline has notified us of an expected 8- to 10-day outage in the third quarter of 2011 to accommodate their expansion efforts. The outage could result in disruptions and price impacts to our production; however we are evaluating methods to mitigate the impact.

•	In our Gulf Coast businesses, we expect higher gas gathering, processing, and crude transportation volumes as our Perdido Norte pipelines move into a full year of operation and other in-process drilling is completed. Increases in permitting, subsequent to the 2010 drilling moratorium, give us reason to expect gradual increased drilling activities in the Gulf of Mexico. While we expect an overall increase in processed gas volumes in 2011, NGL equity volumes are expected to be lower as a major contract changed from “keep-whole” to “percent-of-liquids” processing.
   Expansion projects
     We have planned growth capital and investment expenditures of $710 million to $940 million in 2011, of which $548 million to $778 million remains to be spent. Major projects include expansions to our newly acquired gathering system in northeastern Pennsylvania as well as our Laurel Mountain Midstream, LLC (Laurel Mountain) equity investment in southwestern Pennsylvania, which combined are expected to provide 2.75 Bcf/d of gathering capacity by 2015. In addition to the previously discussed Gulfstar FPS™ deepwater project, we plan to pursue expansion and growth opportunities in the Gulf of Mexico, as well as in the Piceance basin.
     Our ongoing major expansion projects include:
•	Additional gathering assets, including compression and dehydration, in northeastern Pennsylvania, which is planned to provide approximately 1.25 Bcf/d of gathering capacity. Various compression and dehydration projects to increase the capacity of the acquired gathering system to approximately 550 MMcf/d are

Management’s Discussion and Analysis (Continued)
complete; however, volumes are constrained until take-away capacity is in service. In conjunction with a long-term agreement with a significant producer, we plan to construct and operate a 33-mile, 24-inch diameter natural gas gathering pipeline in the Marcellus Shale region which will connect our recently acquired gathering assets in Pennsylvania’s Marcellus Shale into the Transco pipeline. Construction activities on the Springville pipeline and compressor station have begun and the first phase of that project, which will initially allow us to deliver approximately 250 MMcf/d to Transco, is expected to be completed in the latter part of 2011. Expansions to the Springville compression facilities in 2012 will eventually increase the capacity to approximately 650 MMcf/d.

•	Capital to be invested within our Laurel Mountain equity investment, also in the Marcellus Shale region, to enable the rapid expansion of our gathering system including the initial stages of projects that are planned to provide approximately 1.5 Bcf/d of gathering capacity and 1,400 miles of gathering lines, including 400 new miles of 6-inch to 24-inch diameter pipeline. The initial phase of our Shamrock compressor station went in service during the first quarter of 2011, providing 30 MMcf/d of additional capacity, with another 150 MMcf/d expected to be available by the end of the fourth quarter of 2011. This compressor station is expandable to 350 MMcf/d and will likely be the largest central delivery point out of the Laurel Mountain system. In other separate compression projects, an additional 20 MMcf/d of capacity began operating in the second quarter of 2011 and we continue to progress on further additions.

•	In conjunction with a new basin-wide agreement for all gathering and processing services provided by us to Williams Exploration & Production in the Piceance basin, we plan to construct a 350 MMcf/d cryogenic gas processing plant. The Parachute TXP I plant is expected to be in service in 2014.
Period-Over-Period Operating Results

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011		2010
	(Millions)			(Millions)
Segment revenues	$1,264	$1,020	$2,427		$2,103

Segment profit	$319	$213	$581		$468

Three months ended June 30, 2011 vs. three months ended June 30, 2010
     The increase in segment revenues includes:
•	A $132 million increase in marketing revenues primarily due to higher average NGL and crude prices, partially offset by lower volumes. These changes are substantially offset by similar changes in marketing purchases.

•	An $88 million increase in revenues associated with the production of our equity NGLs reflecting an increase of $87 million associated with a 30 percent increase in average NGL per-unit prices.

•	A $22 million increase in fee revenues primarily due to higher gathering and processing fee revenues including new gathering fee revenues from our gathering assets in the Marcellus Shale in northeastern Pennsylvania acquired in late 2010, higher fees in the Piceance basin as a result of an agreement with Williams Exploration & Production executed in November 2010, and new volumes transported on our Perdido Norte gas and oil pipelines in the deepwater of the western Gulf of Mexico, which went into service in late 2010.
     Segment costs and expenses increased $143 million, or 17 percent, including:
•	A $116 million increase in marketing purchases primarily due to higher average NGL and crude prices, partially offset by lower volumes. These changes are offset by similar changes in marketing revenues.

•	A $19 million increase in operating costs reflecting $14 million higher maintenance expenses including higher property insurance expenses and maintenance expenses for our gathering assets in northeastern

Management’s Discussion and Analysis (Continued)
Pennsylvania acquired at the end of 2010. In addition, depreciation expense is $10 million higher primarily due to our new Perdido Norte pipelines and our Echo Springs expansion which went into service in late 2010.

•	An $11 million unfavorable change related to involuntary conversion gains recognized in 2010 due to insurance recoveries in excess of the carrying value of our Ignacio plant which was damaged by a fire in 2007 and Gulf Coast assets which were damaged by Hurricane Ike in 2008.
     The increase in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.
     The increase in Midstream’s segment profit includes:
•	An $87 million increase in NGL margins reflecting:
•	An $81 million increase in the onshore businesses’ NGL margins reflecting a $66 million increase related to favorable commodity price changes, primarily a 30 percent increase in average NGL prices. The remaining $15 million increase is related to an 11 percent increase in NGL equity volumes sold primarily due to new capacity at our Echo Springs plant and the absence of maintenance issues at our Opal plant in the second quarter of 2010.

•	A $6 million increase in the Gulf Coast businesses’ NGL margins reflecting a $12 million increase related to favorable commodity price changes, primarily a 34 percent increase in average NGL prices. This was partially offset by a $6 million unfavorable change to 36 percent lower NGL equity volumes. NGL equity volumes sold were lower primarily due to a change in a major contract from “keep-whole” to “percent-of-liquids” processing.
•	A $22 million increase in fee revenues as previously discussed.

•	A $16 million increase in margins related to the marketing of NGLs and crude.

•	A $19 million increase in operating costs as previously discussed.

•	An $11 million unfavorable change related to involuntary conversion gains recognized in 2010 as previously discussed.
  Six months ended June 30, 2011 vs. six months ended June 30, 2010
     The increase in segment revenues includes:
•	A $235 million increase in marketing revenues primarily due to higher average NGL and crude prices and higher NGL volumes, partially offset by lower crude volumes. These changes are substantially offset by similar changes in marketing purchases.

•	A $56 million increase in revenues from the production of our equity NGLs reflecting an increase of $91 million associated with a 16 percent increase in average NGL per-unit sales prices, partially offset by a decrease of $35 million associated with a 6 percent decrease in equity NGL volumes.

•	A $34 million increase in fee revenues primarily due to higher gathering and processing fee revenues. In the Piceance basin higher fees are primarily a result of an agreement with Williams Exploration & Production executed in November 2010. In addition, we have fees from new volumes on our gathering assets in the Marcellus Shale in northeastern Pennsylvania, which we acquired at the end of 2010 and on our Perdido Norte gas and oil pipelines in the deepwater of the western Gulf of Mexico, which went into service in late 2010. These increases are partially offset by a decline in gathering and transportation fees in the deepwater of the eastern Gulf of Mexico, the Four Corners and southwest Wyoming areas primarily due to natural field declines.

Management’s Discussion and Analysis (Continued)
     Segment costs and expenses increased $215 million, or 13 percent, including:
•	A $206 million increase in marketing purchases primarily due to higher average NGL and crude prices and higher NGL volumes, partially offset by lower crude volumes. These changes are offset by similar changes in marketing revenues.

•	A $41 million increase in operating costs reflecting $21 million higher maintenance expenses, including higher property insurance expense and maintenance expenses for our gathering assets in northeastern Pennsylvania acquired at the end of 2010. In addition, depreciation expense is $18 million higher primarily due to our new Perdido Norte pipelines and our Echo Springs expansion which went into service in late 2010.

•	An $11 million unfavorable change related to involuntary conversion gains recognized in 2010 due to insurance recoveries in excess of the carrying value of our Ignacio plant which was damaged by a fire in 2007 and Gulf Coast assets which were damaged by Hurricane Ike in 2008.

•	A $45 million decrease in costs associated with the production of our equity NGLs reflecting a decrease of $27 million associated with a 12 percent decrease in average natural gas prices and a $17 million decrease reflecting lower equity NGL volumes.
     The increase in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.
     The increase in Midstream’s segment profit includes:
•	A $100 million increase in NGL margins reflecting:
•	A $101 million increase in the onshore businesses’ NGL margins reflecting a $98 million increase related to favorable commodity price changes including a 15 percent increase in average NGL prices and a 10 percent decrease in average natural gas prices.

•	An $18 million decrease in the Gulf Coast business’s NGL margins related to 40 percent lower NGL equity volumes sold primarily due to a change in a major contract from “keep-whole” to “percent-of-liquids” processing, offset by a $17 million increase related to favorable commodity price changes.
•	A $34 million increase in fee revenues as previously discussed.

•	A $29 million increase in margins related to the marketing of NGLs and crude.

•	A $41 million increase in operating costs as previously discussed.

•	An $11 million unfavorable change related to involuntary conversion gains recognized in 2010 as previously discussed.

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
     We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2011:
•	We increased our per-unit quarterly distribution with respect to the second quarter of 2011 from $0.7175 to $0.7325. We expect to increase quarterly limited partner cash distributions by approximately 6 percent to 10 percent annually.

•	As of June 30, 2011, we have $308 million of current debt maturities and $325 million of debt maturing in the third quarter of 2012. We anticipate funding these maturities with new debt issuances.

•	We expect to fund capital and investment expenditures, debt service payments, distributions to unitholders and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, cash proceeds from common unit and/or long-term debt issuances and utilization of our revolving credit facility as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.8 billion and $2.1 billion in 2011.
Liquidity
     Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2011. Our internal and external sources of liquidity include:
•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Cash proceeds from offerings of our common units and/or long-term debt;

•	Capital contributions from Williams pursuant to the omnibus agreement;

•	Use of our credit facility, as needed and available.
     We anticipate our more significant uses of cash to be:
•	Maintenance and expansion capital expenditures;

•	Payment of debt maturities (pursuant to expected issuances of new long-term debt);

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

Management’s Discussion and Analysis (Continued)
•	Quarterly distributions to our unitholders and/or general partner.
     Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:
•	Lower than expected levels of cash flow from operations;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity margins from expected 2011 levels;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

June 30, 2011
Available Liquidity	(Millions)
Cash and cash equivalents	$112
Available capacity under our $2 billion five-year senior unsecured revolving credit facility (expires June 3, 2016) (1) (2)	1,650

$1,762

(1)	In June 2011, we replaced our existing $1.75 billion unsecured revolving credit facility agreement with a new $2 billion five-year senior unsecured revolving credit facility agreement. The full amount of the new credit facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $400 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At June 30, 2011, we are in compliance with the financial covenants associated with this new credit facility agreement. (See Note 5 of Notes to Consolidated Financial Statements.)

(2)	Subsequent to June 30, 2011, we repaid a net $100 million of the loans outstanding under the credit facility.
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
Omnibus Agreement with Williams
     In connection with the Dropdown in February 2010, we entered into an omnibus agreement with Williams. Pursuant to this omnibus agreement, Williams is obligated to indemnify us from and against or reimburse us for (i) amounts incurred by us or our subsidiaries for repair or abandonment costs for damages to certain facilities caused by Hurricane Ike, up to a maximum of $10 million, (ii) maintenance capital expenditure amounts incurred by us or our subsidiaries in respect of certain U.S. Department of Transportation projects, up to a maximum aggregate amount of $50 million, and (iii) an amount based on the amortization over time of deferred revenue amounts that relate to cash payments received prior to the closing of the Dropdown for services to be rendered by us in the future at the Devils Tower floating production platform located in Mississippi Canyon Block 773. In addition, we are obligated to pay to Williams the net proceeds of certain sales of natural gas recovered from the Hester storage field pursuant to the FERC order dated March 7, 2008, approving a settlement agreement in Docket No. RP06-569.

Management’s Discussion and Analysis (Continued)
Credit Ratings
     The table below presents our current credit ratings and outlook on our senior unsecured long-term debt.

Senior Unsecured
Rating Agency	Date of Last Change	Outlook	Debt Rating
Standard & Poor’s	January 12, 2010	Positive	BBB-

Moody’s Investor Service	February 16, 2011	Under review for possible upgrade	Baa3

Fitch Ratings	February 2, 2010	Stable	BBB-
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
     Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of June 30, 2011, we estimate that a downgrade to a rating below investment grade would require us to post up to $51 million in additional collateral with third parties.
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

Management’s Discussion and Analysis (Continued)
     The following table provides summary information related to our actual and expected capital expenditures and purchase of investments for 2011. These amounts reflect total increases to property, plant, and equipment, including accrued amounts, and investments:

	Maintenance		Expansion		Total
	2011	Six Months Ended	2011	Six Months Ended	2011	Six Months Ended
Segment	Estimate	June 30, 2011	Estimate	June 30, 2011	Estimate	June 30, 2011
			(Millions)
Gas Pipeline	$305-330	$108	$560-610	$287	$865-940	$395
Midstream	165-185	34	710-940	162	875-1,125	196

Total	$470-515	$142	$1,270-1,550	$449	$1,740-2,065	$591
See Results of Operations — Segments, Gas Pipeline and Midstream for discussions describing the general nature of these expenditures.
Cash Distributions to Unitholders
     We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. However, Williams waived its incentive distribution rights related to the 2009 distribution periods. We have increased our quarterly distribution from $0.7175 to $0.7325 per unit, which resulted in a second-quarter 2011 distribution of approximately $286 million that will be paid on August 12, 2011, to the general and limited partners of record at the close of business on August 5, 2011.
Sources (Uses) of Cash

	Six months ended June 30,
	2011	2010
	(Millions)
Net cash provided (used) by:
Operating activities	$983	$1,003
Financing activities	(468)	2,811
Investing activities	(590)	(3,749)

Increase (decrease) in cash and cash equivalents	$(75)	$65

Operating activities
     Net cash provided by operating activities for the six months ended June 30, 2011, decreased from the same period in 2010 primarily due to net unfavorable changes in working capital including the timing of settling certain affiliate balances, partially offset by higher operating income.
Financing activities
     Significant transactions include:
•	$300 million received in revolver borrowings from our $1.75 billion unsecured credit facility used to acquire a 24.5 percent interest in Gulfstream from Williams in May 2011;
•	We refinanced $300 million outstanding under the previous $1.75 billion credit facility via a non-cash transfer of the obligation to the new $2 billion credit facility in June 2011;
•	$150 million paid to retire senior unsecured notes that matured in June 2011;
•	$123 million distributed to Williams related to the excess purchase price over the contributed basis of Gulfstream;

Management’s Discussion and Analysis (Continued)
•	$3.5 billion of net proceeds from the issuance of senior unsecured notes in 2010;

•	$154 million in distributions to Williams primarily related to the contributed entities prior to the closing of the Dropdown in February 2010;

•	$250 million received from revolver borrowings on our $1.75 billion unsecured credit facility in February 2010 to repay a term loan outstanding under our credit agreement which expired at the closing of the Dropdown in February 2010.

•	$544 million and $189 million in 2011 and 2010, respectively, related to quarterly cash distributions paid to limited partner unit holders and our general partner;
Investing activities
     Significant transactions include:
•	$174 million related to our acquisition of a 24.5 percent interest in Gulfstream from Williams in May 2011 (see Results of Operations — Segments, Gas Pipeline);

•	$3.4 billion related to the cash consideration paid to Williams related to the Dropdown in February 2010;

•	Capital expenditures in 2011 and 2010 totaled $309 million and $340 million, respectively.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
     We have various other guarantees and commitments which are disclosed in Notes 7 and 8 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2011.
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
     The value at risk was $1 million at June 30, 2011 and zero at December 31, 2010.
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
Second-Quarter 2011 Changes in Internal Controls
     There have been no changes during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
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
     We could experience unexpected leaks or ruptures on our gas pipeline system, or be required by regulatory authorities to test or undertake modifications to our systems that could result in a material adverse impact on our business, financial condition and results of operations if the costs of testing, maintaining or repairing our facilities exceed current expectations and the FERC or competition in our markets do not allow us to recover such costs in the rates we charge for our service. For example, in response to a recent third-party pipeline rupture, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records could result in reduction of allowable operating pressures, which would reduce available capacity on our pipelines.
Cost reimbursements due to our general partner and its affiliates will reduce cash available to pay distributions to unitholders.
     We will reimburse our general partner and its affiliates, including Williams, for various general and administrative services they provide for our benefit, including costs for rendering administrative staff and support services to us, and overhead allocated to us. Our general partner determines the amount of these reimbursements in its sole discretion. Payments for these services will be substantial and will reduce the amount of cash available for distributions to unitholders. Furthermore, Williams, which owns our general partner, recently announced a plan to separate its exploration and production business into a newly formed separate publicly-traded corporation. While Williams retains the discretion to determine whether and when to complete this reorganization plan, the spin-off of Williams’ exploration and production business could significantly increase the costs of the general and administrative services provided to us. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As part of the consideration for our acquisition of a 24.5 percent interest in Gulfstream Natural Gas System, L.L.C. on May 9, 2011, we issued 632,584 common units to an affiliate of Williams. The issuance of these common units was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, under Section 4(2) of such act.

Item 6. Exhibits

Exhibit
No.		Description
Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, and 7 (filed on February 21, 2011 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	—	Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent.(1)

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit
No.		Description
Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P. (Registrant) By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans
Controller (Duly Authorized Officer and Principal Accounting Officer)
August 4, 2011

EXHIBIT INDEX

Exhibit
No.		Description
Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, and 7 (filed on February 21, 2011 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	—	Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent.(1)

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit
No.		Description
Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith.

(2)	Furnished herewith.