Form 10-Q
period 2011-09-30
Williams Partners L.P.
filed 2011-11-02
CIK 1324518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 290,477,159 common units outstanding as of November 1, 2011.

Williams Partners L.P.

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

All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

•	Availability of supplies (including the uncertainties inherent in assessing and estimating future natural gas reserves), market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•

Costs of, changes in, or the results of laws, government regulations (including climate change regulation and/or potential additional regulation of drilling and completion of wells), environmental liabilities, litigation, and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism;

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.

Consolidated Statement of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Millions, except per-unit amounts)
Revenues:
Gas Pipeline	$429	$409	$1,252	$1,196
Midstream Gas & Liquids	1,244	918	3,671	3,021

Total revenues	1,673	1,327	4,923	4,217
Segment costs and expenses:
Costs and operating expenses	1,169	923	3,437	2,958
Selling, general, and administrative expenses	69	70	216	202
Other (income) expense – net	4	(13)	(8)	(22)

Segment costs and expenses	1,242	980	3,645	3,138
General corporate expenses	29	30	86	93

Operating income:
Gas Pipeline	153	151	457	449
Midstream Gas & Liquids	278	196	821	630
General corporate expenses	(29)	(30)	(86)	(93)

Total operating income	402	317	1,192	986
Equity earnings	40	24	101	77
Interest accrued	(105)	(103)	(320)	(286)
Interest capitalized	3	7	8	26
Interest income	—	—	1	3
Other income (expense) – net	2	8	5	9

Net income	342	253	987	815
Less: Net income attributable to noncontrolling interests	—	5	—	16

Net income attributable to controlling interests	$342	$248	$987	$799

Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$342	$248	$987	$799
Allocation of net income to general partner and Class C units	79	85	224	444

Allocation of net income to common units	$263	$163	$763	$355

Basic and diluted net income per common unit	$0.91	$0.63	$2.63	$1.87
Weighted average number of common units outstanding (thousands)	290,477	260,508	290,181	190,448
Cash distributions per common unit	$0.7475	$0.6875	$2.1975	$2.0175

See accompanying notes.

Williams Partners L.P.

Consolidated Balance Sheet

(Unaudited)

	September 30, 2011	December 31, 2010
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$143	$187
Accounts and notes receivable:
Trade	460	404
Affiliate	6	8
Inventories	160	195
Regulatory assets	42	51
Other current assets	70	53

Total current assets	881	898
Investments	1,341	1,045
Gross property, plant, and equipment	17,418	16,707
Less accumulated depreciation	(6,061)	(5,706)

Property, plant, and equipment – net	11,357	11,001
Regulatory assets, deferred charges, and other	468	460

Total assets	$14,047	$13,404

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$453	$322
Affiliate	86	154
Accrued interest	101	105
Other accrued liabilities	229	174
Long-term debt due within one year	333	458

Total current liabilities	1,202	1,213
Long-term debt	6,815	6,365
Asset retirement obligations	506	460
Regulatory liabilities, deferred income, and other	400	290
Contingent liabilities (Note 8)
Equity:
Common units (290,477,159 units outstanding at September 30, 2011 and 289,844,575 units outstanding at December 31, 2010)	6,715	6,564
General partner	(1,586)	(1,485)
Accumulated other comprehensive income (loss)	(5)	(3)

Total equity	5,124	5,076

Total liabilities and equity	$14,047	$13,404

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Changes in Equity

(Unaudited)

	000000000000	000000000000	000000000000	000000000000
	Common Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Millions)
Balance – January 1, 2011	$6,564	$(1,485)	$(3)	$5,076
Comprehensive income:
Net income	776	211	—	987
Other comprehensive loss:
Net change in cash flow hedges	—	—	(2)	(2)

Total other comprehensive loss				(2)

Total comprehensive income				985

Cash distributions	(625)	(205)	—	(830)
Excess of purchase price over contributed basis of the investment in Gulfstream Natural Gas System, L.L.C.	—	(123)	—	(123)
Other	—	16	—	16

Balance – September 30, 2011	$6,715	$(1,586)	$(5)	$5,124

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
	(Millions)
OPERATING ACTIVITIES:
Net income	$987	$815
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	459	420
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(56)	40
Inventories	35	(31)
Other assets and deferred charges	(8)	9
Accounts payable	73	(4)
Accrued liabilities	51	91
Affiliate accounts receivable and payable – net	(66)	67
Other, including changes in noncurrent assets and liabilities	42	5

Net cash provided by operating activities	1,517	1,412

FINANCING ACTIVITIES:
Proceeds from long-term debt	1,023	4,179
Payments of long-term debt	(700)	(953)
Payment of debt issuance costs	(12)	(62)
Proceeds from sales of common units	—	380
General partner contributions	16	20
Dividends paid to noncontrolling interests	—	(18)
Distributions to limited partners and general partner	(830)	(410)
Excess of purchase price over contributed basis of the investment in Gulfstream Natural Gas System, L.L.C.	(123)	—
Distributions to The Williams Companies, Inc. – net	—	(191)
Other – net	2	(6)

Net cash provided (used) by financing activities	(624)	2,939

INVESTING ACTIVITIES:
Purchase of business and investments from affiliates	(174)	(3,426)
Property, plant and equipment:
Capital expenditures	(598)	(587)
Net proceeds from dispositions	—	65
Purchases of business and investments	(171)	(450)
Other – net	6	(14)

Net cash used by investing activities	(937)	(4,412)

Increase (decrease) in cash and cash equivalents	(44)	(61)
Cash and cash equivalents at beginning of period	187	153

Cash and cash equivalents at end of period	$143	$92

See accompanying notes.

Williams Partners L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization, Basis of Presentation, and Description of Business

Organization

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us,” or similar language refer to Williams Partners L.P. and its subsidiaries.

We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of September 30, 2011, Williams owns an approximate 73 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC (OLLC), an operating limited liability company (wholly owned by us).

The accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 in our Annual report on Form 10-K. The accompanying unaudited consolidated financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, changes in equity for the nine months ended September 30, 2011, and cash flows for the nine months ended September 30, 2011 and 2010.

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

In November 2010, we closed the acquisition of a business represented by certain gathering and processing assets in Colorado’s Piceance basin from a subsidiary of Williams (the Piceance Acquisition). As the acquired assets were purchased from a subsidiary of Williams, the transaction was accounted for as a combination of entities under common control whereby the assets and liabilities acquired are combined with ours at their historical amounts. The acquired assets are reported in our Midstream Gas & Liquids (Midstream) segment, which includes a recast of the statement of income for the prior period. The effect of recasting our financial statements to account for this transaction increased net income by $27 million for the three months and $51 million for the nine months ended September 30, 2010. This acquisition does not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.

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

Description of Business

Our operations are located in the United States and are organized into the following reporting segments: Gas Pipeline and Midstream.

Gas Pipeline is comprised primarily of the following interstate natural gas pipeline assets:

•	Transcontinental Gas Pipe Line Company, LLC (Transco), an interstate natural gas pipeline extending from the Gulf of Mexico region to the northeastern United States;

•	Northwest Pipeline GP (Northwest Pipeline), an interstate natural gas pipeline extending from the San Juan basin in northwestern New Mexico and southwestern Colorado to Oregon and Washington;

•	A 49 percent equity interest in Gulfstream, an interstate natural gas pipeline extending from the Mobile Bay area in Alabama to markets in Florida.

Midstream is comprised primarily of

•	Large-scale natural gas gathering, processing and treating facilities in the Rocky Mountain, Four Corners, Piceance basin, and Pennsylvania’s Marcellus Shale regions;

•

Offshore deepwater oil and natural gas production platforms, gathering and transportation facilities in the Gulf of Mexico, as well as significant natural gas gathering, processing and treating facilities on the Gulf Coast;

•	A natural gas liquid (NGL) fractionator and storage facilities near Conway, Kansas;

•	Various equity investments in domestic natural gas gathering and processing assets and NGL fractionation and transportation assets.

Notes (Continued)

Note 2. Allocation of Net Income and Distributions

The allocation of net income among our general partner, limited partners, and noncontrolling interests for the three and nine months ended September 30, 2011 and 2010, is as follows:

	000000000	000000000	000000000	000000000
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Millions)
Allocation of net income to general partner:
Net income	$342	$253	$987	$815
Net income applicable to pre-partnership operations allocated to general partner	—	(27)	—	(214)
Net income applicable to noncontrolling interests	—	(5)	—	(16)
Net reimbursable costs charged directly to general partner	—	—	(2)	(4)

Income subject to 2% allocation of general partner interest	342	221	985	581
General partner’s share of net income	2%	2%	2%	2%

General partner’s allocated share of net income before items directly allocable to general partner interest	7	4	20	11
Incentive distributions paid to general partner*	67	45	189	75
Net reimbursable costs charged directly to general partner	—	—	2	4
Pre-partnership net income allocated to general partner interest	—	27	—	214

Net income allocated to general partner	$74	$76	$211	$304

Net income	$342	$253	$987	$815
Net income allocated to general partner	74	76	211	304
Net income allocated to Class C limited partners	—	—	—	156
Net income allocated to noncontrolling interests	—	5	—	16

Net income allocated to common limited partners	$268	$172	$776	$339

*	In the calculation of basic and diluted net income per limited partner unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period. The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period.

The net reimbursable costs charged directly to general partner may include the net of both income and expense items. Under the terms of omnibus agreements, we are reimbursed by our general partner for certain expense items and are required to distribute certain income items to our general partner.

Total comprehensive income for the three months ended September 30, 2011 and 2010 is $340 million and $230 million, respectively, and for the nine months ended September 30, 2011 and 2010 is $985 million and $803 million, respectively. Any difference between total comprehensive income and net income for all periods is due to net changes in cash flow hedges.

Notes (Continued)

We paid or have authorized payment of the following partnership cash distributions during 2010 and 2011 (in millions, except for per unit amounts):

				General Partner
Payment Date	Per Unit Distribution	Common Units	Class C Units	2%	Incentive Distribution Rights	Total Cash Distribution
2/12/2010	$0.6350	$33	$—	$1	$—	$34
5/14/2010	$0.6575	$35	$87	$3	$30	$155
8/13/2010	$0.6725	$172	$—	$4	$45	$221
11/12/2010	$0.6875	$192	$—	$5	$53	$250
2/11/2011	$0.7025	$204	$—	$5	$59	$268
5/13/2011	$0.7175	$208	$—	$5	$63	$276
8/12/2011	$0.7325	$213	$—	$6	$67	$286
11/11/2011(a)	$0.7475	$217	$—	$6	$71	$294

(a)	The Board of Directors of our general partner declared this cash distribution on October 24, 2011, to be paid on November 11, 2011, to unitholders of record at the close of business on November 4, 2011.

Note 3. Asset Sales and Other Accruals

The following table presents significant gains or losses from asset sales and other accruals or adjustments reflected in other (income) expense – net within segment costs and expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Millions)
Gas Pipeline
Capitalization of project feasibility costs previously expensed	$—	$—	$(10)	$—
Midstream
Involuntary conversion gains	—	(7)	—	(18)
Gain on sale of certain assets	—	(12)	—	(12)

The reversal of project feasibility costs from expense to capital in 2011 at Gas Pipeline is associated with a natural gas pipeline expansion project. This reversal was made upon determining that the related project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

Additional Item

We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. During the three and nine months ended September 30, 2011, we recorded $6 million and $13 million, respectively, of charges to costs and operating expenses at Gas Pipeline primarily related to assessment and monitoring costs incurred to ensure the safety of the surrounding area.

Note 4. Inventories

	September 30,	December 31,
	2011	2010
	(Millions)
Natural gas liquids	$70	$61
Natural gas in underground storage	24	62
Materials, supplies, and other	66	72

	$160	$195

Notes (Continued)

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

At September 30, 2011, we are in compliance with these financial covenants.

Each time funds are borrowed, a borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s adjusted base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. We are required to pay a commitment fee (currently 0.25 percent) based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The credit facility contains various covenants that may limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments, and allow any material change in the nature of its business.

The new credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of the loans of the defaulting borrower and exercise other rights and remedies.

Letter of credit capacity under our new credit facility is $1.3 billion. At September 30, 2011, no letters of credit have been issued and $400 million in loans are outstanding under the credit facility.

Issuances and Retirements

Utilizing cash on hand, we retired $150 million of 7.5 percent senior unsecured notes that matured on June 15, 2011.

In August 2011, Transco issued $375 million of 5.4 percent senior unsecured notes due 2041 to investors in a private debt placement. A portion of these proceeds were used to repay Transco’s $300 million 7 percent senior unsecured notes that matured on August 15, 2011. As part of the new issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco is obligated to file a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 180 days from closing and to use commercially reasonable efforts to

Notes (Continued)

cause the registration statement to be declared effective within 270 days after closing and to consummate the exchange offer within 30 business days after such effective date. Transco is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Transco fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

Note 6. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)
Assets:
ARO Trust investments (see Note 7)	$27	$—	$—	$27	$40	$—	$—	$40
Energy derivatives	—	4	—	4	—	—	—	—

Total assets	$27	$4	$—	$31	$40	$—	$—	$40

Liabilities:
Energy derivatives	$—	$8	$—	$8	$—	$—	$—	$—

Total liabilities	$—	$8	$—	$8	$—	$—	$—	$—

The instruments included in our Level 1 measurements consist of a portfolio of mutual funds. (See Note 7.)

The instruments included in our Level 2 measurements consist primarily of over-the-counter (OTC) instruments such as natural gas and NGL swaps. Swap contracts included in Level 2 are valued using an income approach including present value techniques. Significant inputs into our Level 2 valuations include commodity prices and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 because these inputs have a significant impact on the measurement of fair value. As of September 30, 2011 and December 31, 2010, we do not have any instruments classified as Level 3.

The tenure of our energy derivatives portfolio is relatively short with all of our derivatives expiring by March 31, 2012. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the period ended September 30, 2011 or 2010.

The following table presents a reconciliation of changes in the fair value of our net energy derivatives classified as Level 3 in the fair value hierarchy.

Notes (Continued)

Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Millions)
Beginning balance	$—	$20	$—	$—
Realized and unrealized gains (losses):
Included in net income	—	8	—	10
Included in other comprehensive income (loss)	—	(20)	(5)	1
Settlements	—	(9)	—	(12)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	5	—

Ending balance	$—	$(1)	$—	$(1)

Unrealized gains (losses) included in net income relating to instruments still held at September 30	$—	$—	$—	$—

Realized and unrealized gains (losses) included in net income for the above periods are reported in revenues or costs and operating expenses in our Consolidated Statement of Income.

For the nine months ended September 30, 2011 and 2010, there were no assets or liabilities measured at fair value on a nonrecurring basis.

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

Long-term debt: The fair value of our publicly traded long-term debt is determined using indicative period-end traded bond market prices. The fair value of our private debt is based on market rates and the prices of similar securities with similar terms and credit ratings. At September 30, 2011 and December 31, 2010, approximately 89 percent and 100 percent, respectively, of our long-term debt was publicly traded. (See Note 5.)

Other: Includes current and noncurrent notes receivable and margin deposits.

Energy derivatives: Energy derivatives include forwards and swaps. These are carried at fair value in other current assets and other accrued liabilities in the Consolidated Balance Sheet. See Note 6 for a discussion of the valuation of our energy derivatives.

Notes (Continued)

Carrying amounts and fair values of our financial instruments

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Asset (Liability)
Cash and cash equivalents	$143	$143	$187	$187
ARO Trust investments	$27	$27	$40	$40
Long-term debt, including current portion	$(7,148)	$(7,815)	$(6,823)	$(7,283)
Other	$10	$10	$—	$—
Energy commodity cash flow hedges	$(4)	$(4)	$—	$—

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

The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of September 30, 2011. Natural gas is presented in millions of British Thermal Units (MMBtu) and NGLs are presented in barrels.

	Unit of	Central Hub
Derivative Notional Volumes	Measurement	Risk	Basis Risk
Designated as Hedging Instruments
Midstream Risk Management	MMBtu	5,060,000	4,370,000
Midstream Risk Management	Barrels	(1,380,000)
Not Designated as Hedging Instruments
Midstream Risk Management	Barrels	105,000

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

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(Millions)		(Millions)
Designated as hedging instruments	$4	$8	$—	$—
Not designated as hedging instruments	—	—	—	—

Total derivatives	$4	$8	$—	$—

The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, revenues, or costs and operating expenses.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010	Classification
	(Millions)		(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(8)	$(20)	$(14)	$(6)	AOCI
Net gain (loss) reclassified from accumulated othercomprehensive income (loss) into income (effective portion)	$(6)	$4	$(10)	$—	Revenues or Costs and Operating Expenses
Gain (loss) recognized in income (ineffective portion)	$—	$—	$—	$—	Revenues or Costs and Operating Expenses

There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges. As of September 30, 2011, we have hedged portions of future cash flows associated with anticipated NGL sales and natural gas purchases through 2011. Based on recorded values at September 30, 2011, net losses to be reclassified into earnings by December 31, 2011, are $4 million. These recorded values are based on market prices of the commodities as of September 30, 2011. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized by December 31, 2011, will likely differ from these values. These gains or losses will offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions. There are no designated derivative contracts that expire beyond December 31, 2011.

We recognized losses of $1 million and less than $1 million in revenues for the nine months ended September 30, 2011 and 2010, respectively, on our energy commodity derivatives not designated as hedging instruments.

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

At September 30, 2011, we do not expect these guarantees to have a material impact on our future liquidity or financial position. However, if we are required to perform on these guarantees in the future, it may have an adverse effect on our results of operations.

Note 8. Contingent Liabilities

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. As of September 30, 2011, we have accrued liabilities totaling $19 million for these matters, as discussed below. Our estimated costs reflect the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Actual costs for these matters could be substantially greater than amounts accrued depending on the actual number of contaminated sites identified, the actual amount and extent of contamination discovered, the final cleanup standards mandated by the EPA and other governmental authorities. As a result, any incremental amount cannot be reasonably estimated at this time.

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

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the EPA, various state environmental authorities and identification as a potentially responsible party at various Superfund waste sites. At September 30, 2011, we have accrued liabilities of $11 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2011, we have accrued liabilities totaling $8 million for these costs.

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

Notes (Continued)

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

Summary

We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity, and financial position. These calculations have been made without consideration of any potential recovery from third parties. We disclose all significant matters for which we are unable to reasonably estimate a range of possible loss.

Litigation, arbitration, regulatory matters, environmental matters, and safety matters are subject to inherent uncertainties and there always exists uncertainty about our future results of operations. As a result, if an unforeseen, unfavorable event occurred, there exists the possibility of a material adverse impact on the results of operations in the period in which the event occurs. Management, including internal counsel, currently believes that the ultimate resolution of these matters, taken as a whole, will not have a material adverse effect upon our future liquidity or financial position. In certain circumstances, we may be eligible for insurance recoveries, or reimbursements from others. Any such recoveries or reimbursements will be recognized only when realizable.

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

Notes (Continued)

The primary types of costs and operating expenses by segment can be generally summarized as follows:

•	Gas Pipeline – depreciation and operation and maintenance expenses;

•	Midstream – commodity purchases (primarily for NGL and crude marketing, shrink, and fuel), depreciation, and operation and maintenance expenses.

The following table reflects the reconciliation of segment revenues to revenues and segment profit to operating income as reported in the Consolidated Statement of Income.

	Gas Pipeline	Midstream	Total
	(Millions)
Three months ended September 30, 2011
Segment revenues	$429	$1,244	$1,673

Segment profit	$170	$301	$471
Less equity earnings	17	23	40

Segment operating income	$153	$278	431

General corporate expenses			(29)

Total operating income			$402

Three months ended September 30, 2010
Segment revenues	$409	$918	$1,327

Segment profit	$161	$210	$371
Less equity earnings	10	14	24

Segment operating income	$151	$196	347

General corporate expenses			(30)

Total operating income			$317

Nine months ended September 30, 2011
Segment revenues	$1,252	$3,671	$4,923

Segment profit	$497	$882	$1,379
Less equity earnings	40	61	101

Segment operating income	$457	$821	1,278

General corporate expenses			(86)

Total operating income			$1,192

Nine months ended September 30, 2010
Segment revenues	$1,196	$3,021	$4,217

Segment profit	$478	$678	$1,156
Less equity earnings	29	48	77

Segment operating income	$449	$630	1,079

General corporate expenses			(93)

Total operating income			$986

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

As of September 30, 2011, The Williams Companies, Inc. (Williams) holds an approximate 75 percent interest in us, comprised of an approximate 73 percent limited partner interest and all of our 2 percent general partner interest.

Overview of Nine Months Ended September 30, 2011

Net Income for the nine months ended September 30, 2011, changed favorably by $172 million compared to the nine months ended September 30, 2010, primarily due to improved natural gas liquids (NGL) margins partially offset by higher interest expense associated with increased debt levels in conjunction with the 2010 contribution of subsidiaries from our general partner. (See Results of Operations – Consolidated Overview.)

Our net cash provided by operating activities for the nine months ended September 30, 2011, increased $105 million compared to the nine months ended September 30, 2010, primarily due to higher operating income partially offset by net unfavorable changes in working capital including the timing of settling certain affiliate balances.

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

In October 2011, we executed an agreement with two significant producers to provide certain production handling services in the eastern deepwater Gulf of Mexico. We will design, construct and install a floating production system (Gulfstar FPS™) that will have the capacity to handle 60 thousand barrels per day (Mbbls/d) of oil, up to 200 million cubic feet per day (MMcf/d) of natural gas, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be placed into service in 2014 and to be capable of serving as a central host facility for other deepwater prospects in the area. We may consider a joint venture partner for this project.

In the months of April, July, and October of 2011, our general partner’s Board of Directors approved a 2 percent increase in our quarterly distribution to unitholders. (See Management’s Discussion and Analysis of Financial Condition and Liquidity.)

During the second quarter of 2011, Williams became a member of Oil Insurance Limited (OIL), an energy industry mutual insurance company which shares losses among its members. In addition to certain property insurance coverages, Williams also purchased named windstorm coverage from OIL. The OIL named windstorm insurance provides coverage up to $150 million per occurrence (60 percent of $250 million of losses in excess of $100 million), with an annual aggregate limit of $300 million and subject to a per-event shared limit aggregate of $750 million for all members.

Company Outlook

We believe we are well-positioned to continue to execute on our 2011 business plan and to capture attractive growth opportunities. Through the nine months ended September 30, 2011, we have experienced increases in our operating results over 2010 primarily due to continued strong per-unit NGL margins in our Midstream business in relation to five-year averages and our significant 2010 growth capital investments. Although energy prices and the broader economy have declined in the third quarter of 2011, we still anticipate increased operating results for the full year of 2011 over 2010. However, the declines in energy prices and the broader economy increase the risks of nonperformance of counterparties and impairments of our long-lived assets.

We believe we are positioned to drive additional organic growth and aggressively pursue value-adding growth opportunities.

We continue to invest in our businesses in a way that meets customer needs and enhances our competitive position by:

•	Continuing to invest in and grow our gathering and processing and interstate natural gas pipeline systems;

•	Retaining the flexibility to adjust, to some extent, our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Potential risks and obstacles that could impact the execution of our plan include:

•	Lower than anticipated energy commodity prices and margins;

•	Lower than expected levels of cash flow from operations;

•	Availability of capital;

•	Counterparty credit and performance risk;

•	Decreased volumes from third parties served by our midstream business;

•	General economic, financial markets, or industry downturn;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

We continue to address these risks through utilization of commodity hedging strategies, disciplined investment strategies, and maintaining ample liquidity from cash and cash equivalents and unused revolving credit facility capacity.

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	$ Change*	% Change*	2011	2010	$ Change*	% Change*
	(Millions)				(Millions)
Revenues	$1,673	$1,327	+346	+26%	$4,923	$4,217	+706	+17%
Costs and expenses:
Costs and operating expenses	1,169	923	- 246	-27%	3,437	2,958	- 479	-16%
Selling, general and administrative expenses	69	70	+1	+1%	216	202	- 14	-7%
Other (income) expense – net	4	(13)	- 17	NM	(8)	(22)	- 14	-64%
General corporate expenses	29	30	+1	+3%	86	93	+7	+8%

Total costs and expenses	1,271	1,010			3,731	3,231
Operating income	402	317			1,192	986
Equity earnings	40	24	+16	+67%	101	77	+24	+31%
Interest accrued – net	(102)	(96)	- 6	-6%	(312)	(260)	- 52	-20%
Interest income	—	—	—	—	1	3	- 2	-67%
Other income (expense) – net	2	8	- 6	-75%	5	9	- 4	-44%

Net income	342	253			987	815
Less: Net income attributable to noncontrolling interests	—	5	+5	+100%	—	16	+16	+100%

Net income attributable to controlling interests	$342	$248			$987	$799

* + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended September 30, 2011 vs. three months ended September 30, 2010

The increase in revenues is primarily due to higher marketing revenues and NGL production revenues at Midstream due to higher average energy commodity prices. Additionally, fee revenues increased at Midstream primarily due to higher gathering and processing fee revenue in the Marcellus Shale related to gathering assets acquired in late 2010 and the Piceance basin as a result of an agreement executed in November 2010 with Williams Exploration & Production.

The increase in costs and operating expenses is primarily due to increased marketing purchases at Midstream primarily due to higher average energy commodity prices. Additionally, increased operating costs are primarily due to higher maintenance and higher depreciation costs.

Other (income) expense – net within operating income in 2010 includes a $12 million gain on the sale of part of our ownership interest in certain Piceance gathering assets at Midstream.

The increase in operating income generally reflects an improved energy commodity price environment in 2011 compared to 2010.

Management’s Discussion and Analysis (Continued)

Equity earnings increased primarily due to an $8 million increase from Gulfstream due to an increased ownership interest at Gas Pipeline and a $5 million increase from Discovery Producer Services LLC (Discovery) at Midstream.

Nine months ended September 30, 2011 vs. nine months ended September 30, 2010

The increase in revenues is primarily due to higher marketing and NGL production revenues at Midstream from higher average energy commodity prices, partially offset by lower crude marketing volumes and lower equity NGL volumes. Additionally, fee revenues increased at Midstream primarily due to higher gathering and processing fee revenue in the Marcellus Shale related to gathering assets acquired in late 2010 and the Piceance basin as a result of an agreement executed in November 2010 with Williams Exploration & Production. Gas Pipeline transportation revenues increased primarily due to expansion projects placed in service in 2010 and 2011.

The increase in costs and operating expenses is primarily due to increased marketing purchases at Midstream primarily due to higher average energy commodity prices, partially offset by lower crude marketing volumes. Additionally, operating costs increased primarily due to higher maintenance and higher depreciation costs. These increases are partially offset by decreased costs associated with production of NGLs reflecting lower average natural gas prices and lower equity NGL volumes at Midstream.

The increase in selling, general and administrative expenses (SG&A) is primarily due to higher employee-related expenses at Gas Pipeline.

Other (income) expense – net within operating income in 2011 includes $10 million related to the reversal of project feasibility costs from expense to capital at Gas Pipeline. (See Note 3 of Notes to Consolidated Financial Statements.)

Other (income) expense – net within operating income in 2010 includes $18 million of involuntary conversion gains at Midstream and a $12 million gain on the sale of part of our ownership interest in certain Piceance gathering assets at Midstream.

General corporate expenses in 2010 includes $12 million of outside services incurred related to the dropdown of assets from our general partner.

The increase in operating income generally reflects an improved energy commodity price environment in 2011 compared to 2010.

Equity earnings increased primarily due to a $13 million increase from Gulfstream due to an increased ownership interest at Gas Pipeline and a $13 million increase from the acquisition of an increased ownership interest in Overland Pass Pipeline Company LLC (OPPL) at Midstream.

The increase in interest accrued – net is primarily due to the $3.5 billion of senior notes issued in February 2010 and $600 million of senior notes issued in November 2010. In addition, 2010 project completions at Midstream contributed to a decrease in interest capitalized.

Net income attributable to noncontrolling interest decreased due to the merger with Williams Pipeline Partners L.P., which was completed in the third quarter of 2010.

Management’s Discussion and Analysis (Continued)

Results of Operations – Segments

Gas Pipeline

Overview of Nine Months Ended September 30, 2011

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

Outlook for the Remainder of 2011

Expansion projects

Mid-South

In August 2011, we received approval from the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $217 million. The project is expected to be phased into service in September 2012 and June 2013, with an increase in capacity of 225 Mdt/d.

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the total abandonment costs, which will be capital in nature, will be approximately $76 million, which is expected to be spent in 2011, 2012, and the first half of 2013. This estimate is subject to change as work progresses and additional information becomes known. As of September 30, 2011, we have incurred $31 million in abandonment costs. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 7 of Notes to Consolidated Financial Statements.)

For the three and nine months ended September 30, 2011, we incurred $6 million and $13 million, respectively, of expense related primarily to assessment and monitoring costs to ensure the safety of the surrounding area.

Period-Over-Period Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Millions)		(Millions)
Segment revenues	$429	$409	$1,252	$1,196

Segment profit	$170	$161	$497	$478

Three months ended September 30, 2011 vs. three months ended September 30, 2010

Segment revenues increased $20 million, or 5 percent, primarily due to $18 million higher transportation revenues associated with expansion projects placed into service in 2010 and 2011.

Costs and operating expenses increased $21 million, or 10 percent, primarily due to $6 million increased operations and maintenance expense related to the Eminence Storage Field leak, $5 million higher depreciation expense resulting from additional assets placed in service in 2010 and 2011, $4 million higher employee-related expenses, and $3 million increased pipeline maintenance expense.

Equity earnings improved $7 million primarily due to the acquisition of an additional interest in Gulfstream in May 2011.

Segment profit increased primarily due to the previously described changes.

Nine months ended September 30, 2011 vs. nine months ended September 30, 2010

Segment revenues increased $56 million, or 5 percent, primarily due to $41 million higher transportation revenues associated with expansion projects placed into service in 2010 and 2011, and $19 million higher system management gas sales (offset in costs and operating expenses). These increases are partially offset by $4 million lower sales of base gas from Hester Storage Field.

Costs and operating expenses increased $54 million, or 9 percent, primarily due to $19 million higher system management gas costs (offset in segment revenues), $13 million increased operations and maintenance expense related to the Eminence Storage Field leak, $11 million higher depreciation expense resulting from additional assets placed in service in 2010 and 2011, and $7 million increased pipeline maintenance expense.

Management’s Discussion and Analysis (Continued)

Selling, general and administrative expenses increased $7 million, or 7 percent, primarily due to higher employee-related expenses.

Other income (expense) – net improved $13 million primarily due to a $10 million reversal of project feasibility costs from expense to capital, associated with an expansion project, upon determining that the related project was probable of development. These costs will be included in the capital costs of the project, which we believe are probable of recovery through the project rates.

Equity earnings improved $11 million primarily due to the acquisition of an additional interest in Gulfstream in May 2011.

Segment profit increased due to the previously described changes.

Midstream Gas & Liquids

Overview of Nine Months Ended September 30, 2011

Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers.

Significant events during 2011 include the following:

Gulfstar FPS™ Deepwater Project

In October 2011, we executed agreements with two significant producers to provide production handling services for the Tubular Bells discovery located in the eastern deepwater Gulf of Mexico. The operator of the Tubular Bells field will utilize our proprietary floating-production system, Gulfstar FPS™. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. We will design, construct, and install our Gulfstar FPS™ with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. The facility is a spar-based floating production system that utilizes a standard design approach that will allow customers to reduce their cycle time from discovery to first production. Construction is underway and the project is expected to be in service in 2014. We may consider a joint venture partner for this project.

Eagle Ford Shale

We have completed construction on a pipeline segment and related modifications necessary to reverse the flow of an existing Transco pipeline segment in southwest Texas, which began to gather south Texas gas to our Markham gas processing facility in the second quarter of 2011. In addition, we connected a third-party pipeline to our Markham plant during the third quarter that is delivering Eagle Ford Shale gas to the plant. We have executed both fee-based and keep whole processing agreements which we expect will push utilization of our Markham facility to full capacity. With the 2010 expansion, Markham is capable of processing 500 MMcf/d of gas with an NGL handling capacity of 45 Mbbls/d, subject to 25 Mbbls/d of available NGL take-away capacity until third-party pipeline connections are completed in early 2013.

Perdido Norte

During the fourth quarter of 2010, both oil and gas production began to flow on a sustained basis through our Perdido Norte expansion, located in the western deepwater of the Gulf of Mexico. The project includes a 200 MMcf/d expansion of our onshore Markham gas processing facility and a total of 179 miles of deepwater oil and gas lines that expand the scale of our existing infrastructure. While annual production volumes are significantly lower than originally expected, they have increased each quarter of 2011, as producers have resolved several technical issues. With these improvements and with the addition of a new well, we anticipate volumes to continue to increase during the fourth quarter of 2011.

Management’s Discussion and Analysis (Continued)

Overland Pass Pipeline

We became the operator of OPPL effective April 1, 2011. We own a 50 percent interest in OPPL which includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center in Conway, Kansas, along with 150- and 125-mile extensions into the Piceance and Denver-Julesburg basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek plant in Colorado are dedicated for transport on OPPL under a long-term shipping agreement. We plan to participate in the construction of a pipeline connection and capacity expansions, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

Marcellus Shale Gathering Asset Transition and Expansion

We assumed the operational activities for a gathering business in Pennsylvania’s Marcellus Shale which we acquired at the end of 2010. This business includes 75 miles of gathering pipelines and two compressor stations. We expect gathered volumes to increase in the remainder of 2011 under our long-term dedicated gathering agreement for the seller’s production. Additionally, engineering and construction activities continue on our Springville gathering pipeline which will connect the gathering system into the Transco pipeline. Our long-term dedicated gathering agreement was revised in the second quarter of 2011, such that we will ultimately provide capacity on the Springville pipeline of approximately 625 MMcf/d.

NGL equity volumes lower in third quarter

Our NGL equity sales volumes for the third quarter of 2011 were impacted by unplanned maintenance at our Opal plant along with a shutdown of a third-party fractionator for approximately 10 days for an expansion project. As a result of the fractionator shutdown, NGL take-away capacity from our western plants on OPPL was reduced, which forced our western plants to curtail ethane recoveries. To mitigate the impact, we maximized local sales, arranged for alternative temporary transportation and sales avenues, and rescheduled planned maintenance to take place concurrent with the shutdown.

Volatile commodity prices

Average per-unit NGL margins in the nine months ending September 30, 2011 are significantly higher than the same period in 2010, benefiting from a strong demand for NGLs resulting in higher NGL prices and slightly lower natural gas prices driven by abundant natural gas supplies.

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

Management’s Discussion and Analysis (Continued)

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

•

As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 20 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink gas requirements for the remainder of 2011. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $62 million. The following table presents our energy commodity hedging instruments as of October 25, 2011.

Management’s Discussion and Analysis (Continued)

	Period	Volumes Hedged	Weighted Average Hedge Price
Designated as hedging instruments:			(per gallon)
NGL sales – ethane (million gallons)	Oct - Dec 2011	20.8	$0.70
NGL sales – propane (million gallons)	Oct - Dec 2011	15.1	$1.39
NGL sales – isobutane (million gallons)	Oct - Dec 2011	5.0	$1.91
NGL sales – normal butane (million gallons)	Oct - Dec 2011	6.3	$1.81
NGL sales – natural gasoline (million gallons)	Oct - Dec 2011	10.7	$2.46
			(per MMbtu)
Natural gas purchases (Tbtu)	Oct - Dec 2011	5.1	$4.13

Gathering, processing, and NGL sales volumes

•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities.

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

Expansion projects

We have planned growth capital and investment expenditures of $460 million to $690 million in 2011. Major projects include expansions to our gathering system in northeastern Pennsylvania as well as our Laurel Mountain Midstream, LLC (Laurel Mountain) equity investment in southwestern Pennsylvania, which combined are expected to provide 2.75 Bcf/d of gathering capacity by 2015. In addition to the previously discussed Gulfstar FPS™ deepwater project, we plan to pursue expansion and growth opportunities in the Gulf of Mexico, as well as in the Piceance basin. Our ongoing major expansion projects include:

Marcellus Shale

Additional gathering assets, including compression and dehydration, in the Marcellus Shale region of northeastern Pennsylvania, which is planned to provide approximately 1.25 Bcf/d of gathering capacity. Various compression and dehydration projects to increase the capacity of the acquired gathering system to approximately 550 MMcf/d are complete; however, volumes are constrained until take-away capacity is in service.

Our Springville pipeline, which is expected to be completed in the fourth quarter of 2011, will allow full use of the current capacity. In conjunction with a long-term agreement with a significant producer, we are constructing and will operate the Springville pipeline, a 33-mile, 24-inch diameter natural gas gathering pipeline, connecting a portion of our gathering assets into the Transco pipeline. The first phase of the Springville project is expected to be completed in the fourth quarter of 2011 and will allow us to deliver approximately 300 MMcf/d to Transco. Expansions to the Springville compression facilities in 2012 will eventually increase the capacity to approximately 625 MMcf/d.

Construction of a new non-contiguous gathering system is complete and was placed into service in October 2011. This system currently has the capacity to deliver approximately 50 MMcf/d into a third-party interstate pipeline via another third-party gathering system. We will continue to expand this gathering system to a planned capacity of 150 MMcf/d.

Management’s Discussion and Analysis (Continued)

Laurel Mountain

Capital to be invested within our Laurel Mountain equity investment, also in the Marcellus Shale region, to enable the rapid expansion of our gathering system including the initial stages of projects that are planned to provide approximately 1.5 Bcf/d of gathering capacity and 1,400 miles of gathering lines, including 400 new miles of 6-inch to 24-inch diameter pipeline. The initial phase of our Shamrock compressor station went in service during the first quarter of 2011, providing 30 MMcf/d of additional capacity, with another 150 MMcf/d expected to be available in the first quarter of 2012. This compressor station is expandable to 350 MMcf/d and will likely be the largest central delivery point out of the Laurel Mountain system. In other separate compression projects, an additional 20 MMcf/d of capacity began operating in the second quarter of 2011 and we continue to progress on further additions. In the third quarter of 2011, Laurel Mountain executed agreements with Williams Exploration & Production to provide gathering services in Westmoreland County, Pennsylvania beginning in the second quarter of 2012.

Parachute

In conjunction with a new basin-wide agreement for all gathering and processing services provided by us to Williams Exploration & Production in the Piceance basin, we plan to construct a 350 MMcf/d cryogenic gas processing plant. The Parachute TXP I plant is expected to be in service in 2014.

Period-Over-Period Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Millions)		(Millions)
Segment revenues	$1,244	$918	$3,671	$3,021

Segment profit	$301	$210	$882	$678

Three months ended September 30, 2011 vs. three months ended September 30, 2010

The increase in segment revenues includes:

•	A $184 million increase in marketing revenues primarily due to higher average NGL and crude prices. These changes are substantially offset by similar changes in marketing purchases.

•

A $102 million increase in revenues associated with our equity NGLs reflecting an increase of $96 million associated with a 43 percent increase in average NGL per-unit prices and a $6 million increase in revenues associated with a 1 percent increase in NGL volumes.

•

A $39 million increase in fee revenues primarily due to a minimum volume commitment fee and new volumes transported on our Perdido Norte gas and oil pipelines in the deepwater of the western Gulf of Mexico which went into service in late 2010, new gathering fee revenues from our gathering assets in the Marcellus Shale in northeastern Pennsylvania acquired in late 2010, and higher fees in the Piceance basin as a result of an agreement with Williams Exploration & Production executed in November 2010.

Segment costs and expenses increased $243 million, or 34 percent, including:

•	A $181 million increase in marketing purchases primarily due to higher average NGL and crude prices. These changes are offset by similar changes in marketing revenues.

•

A $40 million increase in operating costs reflecting $26 million higher maintenance expenses including unplanned maintenance during the third quarter of 2011, along with planned maintenance performed during the previously mentioned outage of a third-party fractionator. In addition, depreciation expense is $10 million higher primarily due to our new Perdido Norte pipelines, increased depreciation of our Lybrook plant which is scheduled to be idled at the end of 2011 when the gas will be redirected to our Ignacio plant, and our Echo Springs expansion which went into service in late 2010.

•

A $19 million unfavorable change related to gains recognized in 2010 including the sale of certain assets in Colorado’s Piceance basin and involuntary conversion gains due to insurance recoveries in excess of the carrying value of our Gulf assets which were damaged by Hurricane Ike in 2008.

The increase in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.

Management’s Discussion and Analysis (Continued)

The increase in Midstream’s segment profit includes:

•	A $98 million increase in NGL margins reflecting:

•

A $93 million increase in the onshore businesses’ NGL margins reflecting a $79 million increase related to commodity price changes, primarily from a 45 percent increase in average NGL prices. NGL equity volumes sold are 8 percent higher reflecting new production capacity at our Echo Springs plant, offset by the impact of unplanned maintenance at our Opal plant in the third quarter of 2011. The previously discussed impact of a shutdown of a third-party fractionator, which limited plant production deliveries into OPPL and related planned maintenance, is offset by a similar event in the third quarter of 2010.

•

A $5 million increase in the Gulf Coast businesses’ NGL margins reflecting a $10 million increase from favorable changes in commodity prices, primarily a 33 percent increase in average NGL prices. This was partially offset by a $5 million unfavorable change related to 36 percent lower NGL equity volumes. NGL equity volumes sold were lower primarily due to a change in a major contract from “keep-whole” to “percent-of-liquids” processing.

•	A $39 million increase in fee revenues as previously discussed.

•

A $9 million increase in equity earnings primarily due to higher Discovery equity earnings from higher NGL prices and higher OPPL equity earnings as a result of our purchase of an increased ownership interest in September 2010.

•	A $40 million increase in operating costs as previously discussed.

•	A $19 million unfavorable change related to gains recognized in 2010 as previously discussed.

Nine months ended September 30, 2011 vs. nine months ended September 30, 2010

The increase in segment revenues includes:

•

A $418 million increase in marketing revenues primarily due to higher average NGL and crude prices, partially offset by lower crude volumes. These changes are substantially offset by similar changes in marketing purchases.

•

A $158 million increase in revenues from our equity NGLs reflecting an increase of $185 million associated with a 23 percent increase in average NGL per-unit sales prices, partially offset by a decrease of $27 million associated with a 4 percent decrease in equity NGL volumes.

•

A $73 million increase in fee revenues primarily due to higher gathering and processing fee revenues. In the Piceance basin higher fees are primarily a result of an agreement with Williams Exploration & Production executed in November 2010. In addition, we have fees from new volumes on our gathering assets in the Marcellus Shale in northeastern Pennsylvania, which we acquired at the end of 2010 and on our Perdido Norte gas and oil pipelines in the deepwater of the western Gulf of Mexico, which went into service in late 2010. These increases are partially offset by a decline in gathering and transportation fees in the deepwater of the eastern Gulf of Mexico, the Four Corners, and southwest Wyoming areas primarily due to natural field declines.

Segment costs and expenses increased $458 million, or 19 percent, including:

•

A $387 million increase in marketing purchases primarily due to higher average NGL and crude prices, partially offset by lower crude volumes. These changes are offset by similar changes in marketing revenues.

•

An $81 million increase in operating costs reflecting $46 million higher maintenance expenses, including unplanned maintenance in the third quarter of 2011, planned maintenance performed during the previously mentioned outage of a

Management’s Discussion and Analysis (Continued)

third-party fractionator, maintenance expenses for our gathering assets in northeastern Pennsylvania acquired at the end of 2010, and higher property insurance expense. In addition, depreciation expense is $28 million higher primarily due to our new Perdido Norte pipelines, our Echo Springs expansion which went into service in late 2010, and increased depreciation of our Lybrook plant which is scheduled to be idled at the end of 2011 when the gas will be redirected to our Ignacio plant.

•

A $30 million unfavorable change related to gains recognized in 2010 including involuntary conversion gains due to insurance recoveries in excess of the carrying value of our Ignacio plant which was damaged by a fire in 2007 and Gulf Coast assets which were damaged by Hurricane Ike in 2008 and gains associated with sales of certain assets in Colorado’s Piceance basin.

•

A $40 million decrease in costs associated with our equity NGLs reflecting a decrease of $22 million associated with a 7 percent decrease in average natural gas prices and an $18 million decrease reflecting lower equity NGL volumes.

The increase in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.

The increase in Midstream’s segment profit includes:

•	A $198 million increase in NGL margins reflecting:

•

A $194 million increase in the onshore businesses’ NGL margins reflecting a $177 million increase from favorable commodity price changes including a 24 percent increase in average NGL prices and a 4 percent decrease in average natural gas prices. NGL equity volumes sold are 4 percent higher reflecting new capacity at our Echo Springs plant, partially offset by severe winter weather conditions in early 2011 that limited producers’ ability to deliver gas to the plants and more maintenance at our Opal plant.

•

A $4 million increase in the Gulf Coast business’s NGL margins related to a $27 million increase from favorable commodity price changes, partially offset by 39 percent lower NGL equity volumes sold primarily due to a change in a major contract from “keep-whole” to “percent-of-liquids” processing.

•	A $73 million increase in fee revenues as previously discussed.

•	A $31 million increase in margins related to the marketing of NGLs and crude.

•	A $13 million increase in equity earnings primarily due to higher OPPL equity earnings as a result of our purchase of an increased ownership interest in September 2010.

•	An $81 million increase in operating costs as previously discussed.

•	A $30 million unfavorable change related to gains recognized in 2010 as previously discussed.

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

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2011:

•

We increased our per-unit quarterly distribution with respect to the third quarter of 2011 from $0.7325 to $0.7475. We expect to increase quarterly limited partner cash distributions by approximately 6 percent to 10 percent annually.

•	As of September 30, 2011, we have $333 million of current debt maturities. We anticipate funding these maturities with new debt issuances.

•

We expect to fund capital and investment expenditures, debt service payments, distributions to unitholders and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, cash proceeds from common unit and/or long-term debt issuances and utilization of our revolving credit facility as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.95 billion and $2.1 billion in 2011.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Cash proceeds from offerings of our common units and/or long-term debt;

•	Capital contributions from Williams pursuant to an omnibus agreement;

•	Use of our credit facility, as needed and available.

We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Payment of debt maturities (pursuant to expected issuances of new long-term debt);

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

Management’s Discussion and Analysis (Continued)

•	Quarterly distributions to our unitholders and/or general partner.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity margins from expected 2011 levels;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

September 30, 2011
Available Liquidity	(Millions)
Cash and cash equivalents	$143
Available capacity under our $2 billion five-year senior unsecured revolving credit facility (expires June 3, 2016) (1)	1,600

$1,743

(1)	In June 2011, we replaced our existing $1.75 billion unsecured revolving credit facility agreement with a new $2 billion five-year senior unsecured revolving credit facility agreement. The full amount of the new credit facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $400 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2011, we are in compliance with the financial covenants associated with this new credit facility agreement. (See Note 5 of Notes to Consolidated Financial Statements.)

Shelf Registration

On October 28, 2009, we filed a shelf registration statement as a well-known seasoned issuer that allows us to issue an unlimited amount of registered debt and limited partnership unit securities.

Distributions from Equity Method Investees

Our equity method investees’ organizational documents require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. Our more significant equity method investees include: Aux Sable Liquid Products LP, Discovery, Gulfstream, Laurel Mountain, and OPPL.

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

Debt Offering

In August 2011, Transco issued $375 million of 5.4 percent senior unsecured notes due 2041 to investors in a private debt placement. A portion of these proceeds were used to retire Transco’s $300 million 7 percent senior unsecured notes that matured on August 15, 2011.

Credit Ratings

The table below presents our current credit ratings and outlook on our senior unsecured long-term debt.

Rating Agency	Date of Last Change	Outlook	Senior Unsecured Debt Rating
Standard & Poor’s	January 12, 2010	Positive	BBB-

Moody’s Investor Service	February 16, 2011	Under review for possible upgrade	Baa3

Fitch Ratings	February 2, 2010	Stable	BBB-

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of September 30, 2011, we estimate that a downgrade to a rating below investment grade would require us to post up to $65 million in additional collateral with third parties.

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

Management’s Discussion and Analysis (Continued)

The following table provides summary information related to our actual and expected capital expenditures and purchase of business and investments for 2011. These amounts reflect total increases to property, plant, and equipment, including accrued amounts, and investments:

	Maintenance		Expansion		Total
Segment	2011 Estimate	Nine Months Ended September 30, 2011	2011 Estimate	Nine Months Ended September 30, 2011	2011 Estimate	Nine Months Ended September 30, 2011
	(Millions)
Gas Pipeline	$305-330	$231	$560-610	$315	$865-940	$546
Midstream	90-110	63	460-690	384	550-800	447

Total	$395-440	$294	$1,020-1,300	$699	$1,415-1,740	$993

See Results of Operations – Segments, Gas Pipeline and Midstream for discussions describing the general nature of these expenditures.

Cash Distributions to Unitholders

We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. However, Williams waived its incentive distribution rights related to the 2009 distribution periods. We have increased our quarterly distribution from $0.7325 to $0.7475 per unit, which resulted in a third-quarter 2011 distribution of approximately $294 million that will be paid on November 11, 2011, to the general and limited partners of record at the close of business on November 4, 2011.

Sources (Uses) of Cash

	Nine months ended September 30,
	2011	2010
	(Millions)
Net cash provided (used) by:
Operating activities	$1,517	$1,412
Financing activities	(624)	2,939
Investing activities	(937)	(4,412)

Increase (decrease) in cash and cash equivalents	$(44)	$(61)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2011, increased from the same period in 2010 primarily due to higher operating income, partially offset by net unfavorable changes in working capital including the timing of settling certain affiliate balances.

Financing activities

Significant transactions include:

•	$375 million received from Transco’s issuance of senior unsecured notes in August 2011;

•	$300 million paid to retire Transco’s senior unsecured notes that matured in August 2011;

•	$300 million received in revolver borrowings from our $1.75 billion unsecured credit facility used to acquire a 24.5 percent interest in Gulfstream from Williams in May 2011;

Management’s Discussion and Analysis (Continued)

•	We refinanced $300 million outstanding under the previous $1.75 billion credit facility via a non-cash transfer of the obligation to the new $2 billion credit facility in June 2011;

•	$150 million paid to retire senior unsecured notes that matured in June 2011;

•	$123 million distributed to Williams related to the excess purchase price over the contributed basis of Gulfstream in May 2011;

•	$430 million received in revolver borrowings from our $1.75 billion unsecured credit facility primarily used to fund our increased ownership in OPPL, a transaction that closed in September 2010;

•	$380 million received from our September 2010 equity offering used to reduce revolver borrowings mentioned above;

•	$3.5 billion of net proceeds from the issuance of senior unsecured notes in 2010;

•	$191 million in distributions to Williams primarily related to the contributed entities prior to the closing of the Dropdown in February 2010;

•

$250 million received from revolver borrowings on our $1.75 billion unsecured credit facility in February 2010 to repay a term loan outstanding under our credit agreement which expired at the closing of the Dropdown in February 2010;

•	$830 million and $410 million in 2011 and 2010, respectively, related to quarterly cash distributions paid to limited partners and our general partner.

Investing activities

Significant transactions include:

•	$174 million related to our acquisition of a 24.5 percent interest in Gulfstream from Williams in May 2011 (see Results of Operations – Segments, Gas Pipeline);

•	$424 million cash payment for our September 2010 acquisition of an increased interest in OPPL;

•	$3.4 billion related to the cash consideration paid to Williams related to the Dropdown in February 2010;

•	Capital expenditures in 2011 and 2010 totaled $598 million and $587 million, respectively.

Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Notes 7 and 8 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2011.

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

The value at risk was less than $1 million at September 30, 2011 and zero at December 31, 2010.

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

Third-Quarter 2011 Changes in Internal Controls

There have been no changes during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Environmental

Certain reportable legal proceedings involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment are described below. While it is not possible for us to predict the final outcome of the proceedings which are still pending, we do not anticipate a material effect on our consolidated financial position if we receive an unfavorable outcome in any one or more of such proceedings.

In September 2007, the EPA requested, and our Transcontinental Gas Pipe Line Company, LLC (Transco) subsidiary later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of Transco’s compliance with the Clean Air Act. On March 28, 2008, the EPA issued notices of violation alleging violations of Clean Air Act requirements at these compressor stations. Transco met with the EPA in May 2008 and submitted a response denying the allegations in June 2008. In May 2011, Transco provided additional information to the EPA pertaining to these compressor stations in response to a request they had made in February 2011. In August 2010, the EPA requested, and Transco provided, similar information for a compressor station in Maryland.

In March 2008, the Environmental Protection Agency (EPA) proposed a penalty of $370,000 for alleged violations relating to leak detection and repair program delays at our Ignacio gas plant in Colorado and for alleged permit violations at a compressor station. Under a settlement reached with the EPA in September 2011, we agreed to pay $50,000 and undertake enhanced leak detection and repair monitoring at the gas plant.

In July 2011, the New Mexico Environmental Department proposed a $900,000 settlement for alleged violations of the New Mexico Air Quality Act at five separate facilities that we own or operate. We are discussing settlement with the agency.

In September 2011, the Colorado Department of Public Health and Environment proposed a penalty of $301,000 for alleged violations of the Colorado Clean Water Act related to excavation work being done for our Crawford Trail Pipeline. We are discussing settlement with the agency.

Other

The additional information called for by this item is provided in Note 8 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

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

Item 6. Exhibits

Exhibit No.		Description

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, and 7 (filed on February 21, 2011 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 12, 2011 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit No.		Description

Exhibit 101.PRE	—	XBRLTaxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P. (Registrant)
By:	Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans Controller (Duly Authorized Officer and Principal Accounting Officer)

November 2, 2011

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, and 7 (filed on February 21, 2011 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 12, 2011 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.(1)

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit 101.INS	—	XBRL Instance Document.(2)

Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.(2)

Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.(2)

Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.(2)

Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.(2)

Exhibit No.		Description

Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.(2)

(1)	Filed herewith.
(2)	Furnished herewith.