Form 10-K/A
period 2011-12-31
Williams Partners L.P.
filed 2012-04-09
CIK 1324518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2011, is filed to revise the Report of Independent Registered Public Accounting Firm related to the financial statements of Gulfstream Natural Gas System, L.L.C. contained in Item 8 of the original Form 10-K. The revisions relate solely to the deletion of the word “auditing” in reference to the standards of the Public Company Accounting Oversight Board (United States) and a clerical correction of the report date. Note 17 of the Notes to Consolidated Financial Statements has been revised to include information subsequent to the date of the report of our Independent Registered Public Accounting Firm. No changes have been made to the audited financial statements.

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

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Amendment No. 1 on Form 10-K/A.

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

February 23, 2012

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

Information Subsequent to Date of Independent Registered Public Accounting Firm Report

On March 19, 2012, we announced that we had entered into an agreement with Caiman Energy, LLC to acquire Caiman Eastern Midstream, LLC (the “Caiman Acquisition”), which operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio, for $1.78 billion in cash and 11,779,296 of our common units, valued at approximately $720 million. The Caiman Acquisition is expected to close during the second quarter of 2012, subject to customary closing conditions.

In April 2012, we launched an equity issuance of 10 million common units representing limited partner interests at a price of $54.56 per unit. The underwriters have a 30 day option to purchase an additional 1.5 million common units for $54.56 per unit. The net proceeds will be used for general partnership purposes, including the funding of a portion of the cash purchase price of the Caiman Acquisition, together with the proceeds of the expected sale of up to approximately 16.4 million common units to Williams for approximately $1.0 billion.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 and 2. Williams Partners L.P. financials

Page
Covered by reports of independent auditors:
Consolidated balance sheets at December 31, 2011 and 2010	7
Consolidated statements of income for each of the three years ended December 31, 2011	6
Consolidated statement of changes in equity for each of the three years ended December 31, 2011	8
Consolidated statements of cash flows for each of the three years ended December 31, 2011	9
Notes to consolidated financial statements	10
Not covered by reports of independent auditors:
Quarterly financial data (unaudited)	41

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a)	3 and (b). The following documents are included as exhibits to this report:

Exhibit Number		Description

§Exhibit 2.1	—	Contribution Agreement, dated as of January 15, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and, for a limited purpose, The Williams Companies, Inc, including exhibits thereto (filed on January 19, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6 and 7 (filed on February 24, 2011 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Certificate of Incorporation of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

Exhibit 4.2	—	Bylaws of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.6 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

Exhibit 4.3	—	Indenture, dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (filed on December 19, 2006 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.4	—	Form of 7 1/4% Senior Note due 2017 (filed on December 19, 2006 as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.5	—	Indenture, dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

Exhibit 4.6	—	Registration Rights Agreement, dated as of February 9, 2010, among Williams Partners L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., each acting on behalf of themselves and the initial purchasers listed on Schedule I thereto (filed on February 10, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.7	—	Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee, with regard to Northwest Pipeline’s $175 million aggregate principal amount of 7.00% Senior Notes due 2016 (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File. No. 001-07414)) and incorporated herein by reference.

Exhibit 4.8	—	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 5, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File No. 001-07414)) and incorporated herein by reference.

Exhibit 4.9	—	Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Northwest Pipeline GP’s Form 8-K File No. 001-07414)) and incorporated herein by reference.

Exhibit 4.10	—	Senior Indenture, dated as of July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-3 (File No. 333-02155)) and incorporated herein by reference.

Exhibit 4.11	—	Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank Trustee with regard to Northwest Pipeline’s 7.125% debentures due 2025 (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form S-3 (File No. 033-62639)) and incorporated herein by reference.

Exhibit 4.12	—	Indenture, dated as of August 27, 2001, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on November 8, 2001 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-4 (File No. 333-72982)) and incorporated herein by reference.

Exhibit 4.13	—	Indenture, dated as of July 3, 2002, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed August 14, 2002 as Exhibit 4.1 to The Williams Companies Inc.’s Form 10-Q (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.14	—	Indenture, dated as of April 11, 2006, between Transcontinental Gas Pipe Line Corporation and JPMorgan Chase Bank, N.A., as Trustee with regard to Transcontinental Gas Pipe Line’s $200 million aggregate principal amount of 6.4% Senior Note due 2016 (filed on April 11, 2006 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit Number		Description

Exhibit 4.15	—	Indenture, dated May 22, 2008, between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.16	—	Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.17	—	First Supplemental Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.18	—	Form of 4.125% Senior Notes due 2020 (filed November 12, 2010 as Exhibit A of Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.19		Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 12, 2011 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.20		Registration Rights Agreement, dated August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC, BNP Paribas Securities Corp., RBC Capital markets, LLC, and RBS Securities Inc., each acting on behalf of themselves and the initial purchasers listed on Schedule I thereto (filed on August 12, 2011 as Exhibit 10.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.21	—	Second Supplemental Indenture, dated as of November 17, 2011, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed November 18, 2011 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.22		Form of 4.00% Senior Notes due 2021 (filed November 18, 2011 as Exhibit A of Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	—	Omnibus Agreement, among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on August 26, 2005 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

Exhibit 10.2	—	Amendment No. 1 to Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on April 20, 2009 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.3	—	Omnibus Agreement, dated as of February 17, 2010, by and between The Williams Companies, Inc. and Williams Partners L.P. (filed on February 22, 2010 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.4	—	Conveyance, Contribution and Assumption Agreement, dated as of February 17, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (filed on February 22, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.5	—	Williams Partners GP LLC Long-Term Incentive Plan (filed on August 26, 2005 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.6	—	Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (filed on December 4, 2006 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.7	—	Amendment No. 2 to the Williams Partners GP LLC Long-Term Incentive Plan, dated December 2, 2008 (filed on February 26, 2009, as Exhibit 10.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.8	—	Director Compensation Policy dated November 29, 2005, as revised November 30, 2010 (filed on February 24, 2011 as Exhibit 10.8 to Williams Partners L.P.’s annual report on Form 10-K (File No. (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.9	—	Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917)) and incorporated herein by reference.

Exhibit 10.10	—	Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

Exhibit 10.11	—	Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File no. 001-32599)) and incorporated herein by reference.

†Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges

†Exhibit 21	—	List of subsidiaries of Williams Partners L.P.

*Exhibit 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

*Exhibit 23.2	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

†Exhibit 24	—	Power of attorney.

*Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**Exhibit 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

**101.INS	—	XBRL Instance Document

**101.SCH	—	XBRL Taxonomy Extension Schema

**101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	—	XBRL Taxonomy Extension Label Linkbase

**101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.

†	Filed on February 27, 2012 as Exhibit to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P. (Registrant) By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

April 9, 2012

EXHIBIT INDEX

Exhibit Number		Description

§Exhibit 2.1	—	Contribution Agreement, dated as of January 15, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and, for a limited purpose, The Williams Companies, Inc, including exhibits thereto (filed on January 19, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6 and 7 (filed on February 24, 2011 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Certificate of Incorporation of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

Exhibit 4.2	—	Bylaws of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.6 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

Exhibit 4.3	—	Indenture, dated December 13, 2006, by and among Williams Partners L.P., Williams Partners Finance Corporation and The Bank of New York (filed on December 19, 2006 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.4	—	Form of 7 1/4% Senior Note due 2017 (filed on December 19, 2006 as Exhibit 1 to Rule 144A/Regulation S Appendix of Exhibit 4.1 attached to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.5	—	Indenture, dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

Exhibit 4.6	—	Registration Rights Agreement, dated as of February 9, 2010, among Williams Partners L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., each acting on behalf of themselves and the initial purchasers listed on Schedule I thereto (filed on February 10, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.7	—	Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee, with regard to Northwest Pipeline’s $175 million aggregate principal amount of 7.00% Senior Notes due 2016 (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File. No. 001-07414)) and incorporated herein by reference.

Exhibit 4.8	—	Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 5, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File No. 001-07414)) and incorporated herein by reference.

Exhibit 4.9	—	Indenture, dated May 22, 2008, between Northwest Pipeline GP and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Northwest Pipeline GP’s Form 8-K File No. 001-07414)) and incorporated herein by reference.

Exhibit 4.10	—	Senior Indenture, dated as of July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-3 (File No. 333-02155)) and incorporated herein by reference.

Exhibit 4.11	—	Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank Trustee with regard to Northwest Pipeline’s 7.125% debentures due 2025 (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form S-3 (File No. 033-62639)) and incorporated herein by reference.

Exhibit 4.12	—	Indenture, dated as of August 27, 2001, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on November 8, 2001 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form S-4 (File No. 333-72982)) and incorporated herein by reference.

Exhibit 4.13	—	Indenture, dated as of July 3, 2002, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed August 14, 2002 as Exhibit 4.1 to The Williams Companies Inc.’s Form 10-Q (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.14	—	Indenture, dated as of April 11, 2006, between Transcontinental Gas Pipe Line Corporation and JPMorgan Chase Bank, N.A., as Trustee with regard to Transcontinental Gas Pipe Line’s $200 million aggregate principal amount of 6.4% Senior Note due 2016 (filed on April 11, 2006 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit Number		Description

Exhibit 4.15	—	Indenture, dated May 22, 2008, between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.16	—	Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.17	—	First Supplemental Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.18	—	Form of 4.125% Senior Notes due 2020 (filed November 12, 2010 as Exhibit A of Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.19		Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 12, 2011 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.20		Registration Rights Agreement, dated August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC, BNP Paribas Securities Corp., RBC Capital markets, LLC, and RBS Securities Inc., each acting on behalf of themselves and the initial purchasers listed on Schedule I thereto (filed on August 12, 2011 as Exhibit 10.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit 4.21	—	Second Supplemental Indenture, dated as of November 17, 2011, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed November 18, 2011 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.22		Form of 4.00% Senior Notes due 2021 (filed November 18, 2011 as Exhibit A of Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	—	Omnibus Agreement, among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on August 26, 2005 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

Exhibit 10.2	—	Amendment No. 1 to Omnibus Agreement among Williams Partners L.P., Williams Energy Services, LLC, Williams Energy, L.L.C., Williams Partners Holdings LLC, Williams Discovery Pipeline LLC, Williams Partners GP LLC, Williams Partners Operating LLC and (for purposes of Articles V and VI thereof only) The Williams Companies, Inc. (filed on April 20, 2009 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.3	—	Omnibus Agreement, dated as of February 17, 2010, by and between The Williams Companies, Inc. and Williams Partners L.P. (filed on February 22, 2010 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.4	—	Conveyance, Contribution and Assumption Agreement, dated as of February 17, 2010, by and among Williams Energy Services, LLC, Williams Gas Pipeline Company, LLC, WGP Gulfstream Pipeline Company, L.L.C., Williams Partners GP LLC, Williams Partners L.P. and Williams Partners Operating LLC (filed on February 22, 2010 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.5	—	Williams Partners GP LLC Long-Term Incentive Plan (filed on August 26, 2005 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.6	—	Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (filed on December 4, 2006 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#Exhibit 10.7	—	Amendment No. 2 to the Williams Partners GP LLC Long-Term Incentive Plan, dated December 2, 2008 (filed on February 26, 2009, as Exhibit 10.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.8	—	Director Compensation Policy dated November 29, 2005, as revised November 30, 2010 (filed on February 24, 2011 as Exhibit 10.8 to Williams Partners L.P.’s annual report on Form 10-K (File No. (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.9	—	Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917)) and incorporated herein by reference.

Exhibit 10.10	—	Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

Exhibit 10.11	—	Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File no. 001-32599)) and incorporated herein by reference.

†Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges

†Exhibit 21	—	List of subsidiaries of Williams Partners L.P.

*Exhibit 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

*Exhibit 23.2	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

†Exhibit 24	—	Power of attorney.

*Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**Exhibit 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

**101.INS	—	XBRL Instance Document

**101.SCH	—	XBRL Taxonomy Extension Schema

**101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	—	XBRL Taxonomy Extension Label Linkbase

**101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
#	Management contract or compensatory plan or arrangement.
†	Filed on February 27, 2012 as Exhibit to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599) and incorporated herein by reference.