Form 10-Q
period 2012-03-31
Williams Partners L.P.
filed 2012-04-26
CIK 1324518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 316,058,540 common units outstanding as of April 23, 2012.

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

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations, and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•

Whether we have sufficient cash from operations to enable us to pay current and expected levels of cash distributions following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

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

•

Costs of, changes in, or the results of laws, government regulations (including safety and climate change regulation and changes in natural gas production from exploration and production areas that we serve), environmental liabilities, litigation, and rate proceedings;

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, Item 1A. Risk Factors of this Form 10-Q.

PART I – FINANCIAL INFORMATION

Williams Partners L.P.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Millions, except per-unit amounts)

Revenues:
Gas Pipeline	$422	$416
Midstream Gas & Liquids	1,263	1,163

Total revenues	1,685	1,579
Segment costs and expenses:
Costs and operating expenses	1,134	1,105
Selling, general, and administrative expenses	88	73
Other (income) expense – net	5	(11)

Segment costs and expenses	1,227	1,167
General corporate expenses	36	30

Operating income:
Gas Pipeline	163	166
Midstream Gas & Liquids	295	246
General corporate expenses	(36)	(30)

Total operating income	422	382
Equity earnings	30	25
Interest accrued	(110)	(108)
Interest capitalized	3	2
Interest income	1	1
Other income (expense) – net	2	5

Net income	$348	$307

Allocation of net income for calculation of earnings per common unit:
Net income	$348	$307
Allocation of net income to general partner	94	71

Allocation of net income to common units	$254	$236

Basic and diluted net income per common unit	$0.85	$0.81
Weighted average number of common units outstanding (thousands)	299,269	289,845
Cash distributions per common unit	$0.7775	$0.7175

Other comprehensive income (loss):
Net unrealized gain (loss) from derivative instruments	$(8)	$(2)
Reclassifications into earnings of net derivative instruments (gain) loss	2	—

Other comprehensive income (loss)	(6)	(2)

Comprehensive income	$342	$305

See accompanying notes.

Williams Partners L.P.

Consolidated Balance Sheet

(Unaudited)

	March 31, 2012	December 31, 2011
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$263	$163
Accounts and notes receivable:
Trade	477	484
Affiliate	1	9
Inventories	135	148
Regulatory assets	40	40
Other current assets	85	70

Total current assets	1,001	914
Investments	1,410	1,383

Gross property, plant, and equipment	18,169	17,755
Less accumulated depreciation	(6,249)	(6,128)

Property, plant, and equipment – net	11,920	11,627
Goodwill and other intangibles	667	43
Regulatory assets, deferred charges, and other	407	413

Total assets	$15,405	$14,380

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$523	$554
Affiliate	79	57
Accrued interest	108	105
Asset retirement obligations	72	66
Other accrued liabilities	157	166
Long-term debt due within one year	325	324

Total current liabilities	1,264	1,272
Long-term debt	6,913	6,913
Asset retirement obligations	499	503
Regulatory liabilities, deferred income, and other	489	464
Contingent liabilities (Note 10)
Equity:
Common units (306,058,540 units outstanding at March 31, 2012 and 290,477,159 units outstanding at December 31, 2011)	7,801	6,810
General partner	(1,553)	(1,580)
Accumulated other comprehensive income (loss)	(8)	(2)

Total equity	6,240	5,228

Total liabilities and equity	$15,405	$14,380

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Changes in Equity

(Unaudited)

	Common Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Millions)
Balance – December 31, 2011	$6,810	$(1,580)	$(2)	$5,228
Net income	263	85	—	348
Other comprehensive income (loss)	—	—	(6)	(6)
Cash distributions	(227)	(84)	—	(311)
Sale of common units to public	490	—	—	490
Issuance of common units related to acquisition	465	—	—	465
Contributions from general partner	—	26	—	26

Balance – March 31, 2012	$7,801	$(1,553)	$(8)	$6,240

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Millions)

OPERATING ACTIVITIES:
Net income	$348	$307
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	156	150
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	9	13
Inventories	13	22
Other assets and deferred charges	11	13
Accounts payable	(65)	65
Accrued liabilities	(13)	12
Affiliate accounts receivable and payable – net	30	(64)
Other, including changes in noncurrent assets and liabilities	24	(7)

Net cash provided by operating activities	513	511

FINANCING ACTIVITIES:
Proceeds from sales of common units	490	—
General partner contributions	26	—
Distributions to limited partners and general partner	(311)	(268)
Other – net	(2)	(1)

Net cash provided (used) by financing activities	203	(269)

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(256)	(156)
Net proceeds from dispositions	9	(8)
Purchases of business and investments	(373)	(36)
Other – net	4	3

Net cash used by investing activities	(616)	(197)

Increase (decrease) in cash and cash equivalents	100	45
Cash and cash equivalents at beginning of period	163	187

Cash and cash equivalents at end of period	$263	$232

See accompanying notes.

Williams Partners L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. General, Description of Business and Basis of Presentation

General

Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10-K/A Amendment No.1, filed April 9, 2012. The accompanying unaudited financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our interim financial statements.

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

Description of Business

We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of March 31, 2012, Williams owns an approximate 70 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC, an operating limited liability company (wholly owned by us).

Our operations are located in the United States and are organized into the Gas Pipeline and Midstream Gas & Liquids (Midstream) reporting segments.

Gas Pipeline includes 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 100 percent of Northwest Pipeline GP (Northwest Pipeline), and 49 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream).

Midstream is comprised primarily of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. Midstream’s assets also include substantial operations and investments in the Four Corners region, the Piceance basin, as well as an NGL fractionator and storage facilities near Conway, Kansas.

Basis of Presentation

Comprehensive Income

In January 2012, we adopted Accounting Standards Update No. 2011-5, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income” (ASU 2011-5) and Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12). ASU 2011-5 requires presentation of net income and other comprehensive income either in a single continuous statement or in two separate, but consecutive, statements. ASU 2011-5 also requires separate presentation in both net income and other comprehensive income of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The new guidance does not change the items reported in other comprehensive income, nor affect how earnings per share is calculated and presented. ASU 2011-12 defers

Notes (Continued)

the effective date for only the presentation requirements related to reclassifications in ASU 2011-5. During this deferral period, ASU 2011-12 provides that we should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. Net income and other comprehensive income (loss) are now presented in a single continuous statement.

Note 2. Acquisition

On February 17, 2012, we completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC, in exchange for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments, and 7,531,381 of our common units valued at $465 million (Laser Acquisition). These entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. The acquisition was accounted for as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The excess of cost over those fair values was allocated to goodwill.

The amounts recognized in the financial statements are preliminary because our valuation work has not been completed. We are awaiting further information for valuing the property, plant and equipment, intangible assets, assets held for sale, environmental and contingent liabilities and asset retirement obligations. In addition, we are still in the process of identifying all the assets acquired and liabilities assumed. The following table presents a preliminary allocation of the major classes of the assets acquired, which are presented in the Midstream segment:

Assets held for sale	$20
Other current assets	3
Property, plant and equipment	158
Intangible assets	329
Goodwill	297
Other current liabilities	(17)

Total	$790

Intangible assets recognized in the acquisition are primarily related to gas gathering agreements with customers. Those intangible assets are being amortized on a straight-line basis over a 30-year period during which the customer contracts are expected to contribute to our cash flows. Goodwill recognized in the acquisition relates primarily to enhancing our strategic platform for expansion in the area. We are currently evaluating the appropriate reporting unit for the allocation of the goodwill within the Midstream segment. The goodwill is not subject to amortization but will be evaluated at least annually for impairment or more frequently if impairment indicators are present. Our evaluation will include a qualitative assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we will further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in the amount of the excess.

Revenues and earnings related to the Laser Acquisition included within the Consolidated Financial Statements are not material. Supplemental pro forma revenue and earnings on a combined basis for the periods presented are also not material as the Laser Gathering System began operations in October 2011.

Notes (Continued)

Note 3. Allocation of Net Income and Distributions

The allocation of net income between our general partner and limited partners for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
	(Millions)
Allocation of net income to general partner:
Net income	$348	$307
Net reimbursable costs charged directly to general partner	—	(2)

Income subject to 2% allocation of general partner interest	348	305
General partner’s share of net income	2%	2%

General partner’s allocated share of net income before items directly allocable to general partner interest	7	6
Incentive distributions paid to general partner (a)	78	59
Net reimbursable costs charged directly to general partner	—	2

Net income allocated to general partner	$85	$67

Net income	$348	$307
Net income allocated to general partner	85	67

Net income allocated to common limited partners	$263	$240

(a)	The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In the calculation of basic and diluted net income per limited partner unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period. The basic and diluted net income per limited partner unit for the three months ended March 31, 2012 is not expected to be significantly impacted by additional units that may be issued to the seller or sold to Williams in conjunction with the acquisition of ownership interests in Caiman Eastern Midstream, LLC (see Note 12) prior to the record date for the distribution to be paid on May 11, 2012, due to the temporary waiver of IDRs associated with these units.

The net reimbursable costs charged directly to general partner may include the net of both income and expense items. Under the terms of omnibus agreements, we are reimbursed by our general partner for certain expense items and are required to distribute certain income items to our general partner.

We paid or have authorized payment of the following partnership cash distributions during 2011 and 2012 (in millions, except for per unit amounts):

			General Partner
Payment Date	Per Unit Distribution	Common Units	2%	Incentive Distribution Rights	Total Cash Distribution
2/11/2011	$0.7025	$204	$5	$59	$268
5/13/2011	$0.7175	$208	$5	$63	$276
8/12/2011	$0.7325	$213	$6	$67	$286
11/11/2011	$0.7475	$217	$6	$71	$294
2/10/2012	$0.7625	$227	$6	$78	$311
5/11/2012 (b)	$0.7775	$246	$7	$87	$340

(b)	The Board of Directors of our general partner declared this $0.7775 per unit cash distribution on April 23, 2012, to be paid on May 11, 2012, to unitholders of record at the close of business on May 4, 2012. The amounts to be distributed do not reflect additional units to be issued to the seller or sold to Williams in conjunction with the acquisition of ownership interests in Caiman Eastern Midstream, LLC. (See Note 12). If such units are outstanding on the date of record, the total cash distribution would increase by approximately $23 million.

Notes (Continued)

Note 4. Other Accruals

Other (income) expense — net within segment costs and expenses in 2011 includes $10 million related to the reversal of project feasibility costs from expense to capital at Gas Pipeline, associated with a natural gas pipeline expansion project. This reversal was made upon determining that the related project was probable of development. These costs are now included in the capital costs of the project, which we believe are probable of recovery through the project rates.

Note 5. Inventories

	March 31, 2012	December 31, 2011
	(Millions)

Natural gas liquids and natural gas in underground storage	$69	$80
Materials, supplies, and other	66	68

	$135	$148

Note 6. Debt and Banking Arrangements

Credit Facility

Letter of credit capacity under our $2 billion credit facility is $1.3 billion. At March 31, 2012, no letters of credit have been issued and no loans are outstanding under the credit facility.

Issuances and Retirements

In August 2011, Transco issued $375 million of 5.4 percent senior unsecured notes due 2041 to investors in a private debt placement. As part of the new issuance, Transco entered into a registration rights agreement with the initial purchasers of the notes. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in February 2012 and completed in March 2012.

Note 7. Partners’ Capital

On January 30, 2012, we completed an equity issuance of 7,000,000 common units representing limited partner interests in us at a price of $62.81 per unit. The proceeds were used to fund capital expenditures and for other partnership purposes.

On February 17, 2012, we closed the acquisition of certain entities from Delphi Midstream Partners, LLC. (See Note 2.) In connection with this transaction, we issued 7,531,381 of our common units valued at $465 million.

On February 28, 2012, we sold an additional 1,050,000 common units, at a price of $62.81 per unit, to the underwriters upon the underwriters’ exercise of their option to purchase additional common units pursuant to our common unit offering in January 2012. The proceeds were used for general partnership purposes.

Notes (Continued)

Note 8. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2012:

Recurring basis:
ARO Trust investments	$24	$24	$24	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	1	4	—
Energy derivatives assets designated as hedging instruments	2	2	1	1	—
Energy derivatives liabilities not designated as hedging instruments	(4)	(4)	(1)	(3)	—
Energy derivatives liabilities designated as hedging instruments	(10)	(10)	(7)	(3)	—

Additional disclosures:
Notes receivable and other	26	26	16	10	—
Long-term debt, including current portion	(7,238)	(8,112)	—	(8,112)	—

Assets (liabilities) at December 31, 2011:

Recurring basis:
ARO Trust investments	$25	$25	$25	$—	$—
Energy derivatives assets not designated as hedging instruments	1	1	1	—	—

Additional disclosures:
Notes receivable and other	10	10	N/A	N/A	N/A
Long-term debt, including current portion	(7,237)	(8,170)	N/A	N/A	N/A

Fair Value Methods

We use the following methods and assumptions in estimating our fair-value disclosures for financial instruments:

Assets and liabilities measured at fair value on a recurring basis

ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted net asset values, are classified as available-for-sale, and are reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. However, both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

Notes (Continued)

Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts, which consist solely of swaps that are measured at fair value on a recurring basis. The tenure of our energy derivatives portfolio is relatively short with all of our energy derivatives expiring in the next 12 months. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives are reported in other current assets and other accrued liabilities in the Consolidated Balance Sheet.

Energy derivatives considered Level 1 measurements consist of New York Mercantile Exchange and Intercontinental Exchange contracts and are valued based on quoted prices in these active markets.

Energy derivatives included in our Level 2 measurements consist solely of OTC swaps. Swap contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Significant inputs into our Level 2 valuations include commodity prices and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2012 or 2011.

Additional fair value disclosures

Notes receivable and other: Notes receivable and other disclosed at fair value primarily include margin deposits, which are reported in other current assets in the Consolidated Balance Sheet. The carrying value of our notes receivable are considered to approximate the fair value generally due to the nature of the related interest rates and our assessment of our ability to recover these amounts using an income approach.

Long-term debt: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.

Guarantees

We are required by our revolving credit agreement to indemnify lenders for certain taxes required to be withheld from payments due to the lenders and for certain tax payments made by the lenders. The maximum potential amount of future payments under these indemnifications is based on the related borrowings and such future payments cannot currently be determined. These indemnifications generally continue indefinitely unless limited by the underlying tax regulations and have no carrying value. We have never been called upon to perform under these indemnifications and have no current expectation of a future claim.

Notes (Continued)

Note 9. Derivative Instruments

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

The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of March 31, 2012. Natural gas is presented in millions of British Thermal Units (MMBtu) and NGLs are presented in barrels.

Derivative Notional Volumes	Unit of Measure	Central Hub Risk	Basis Risk

Designated as Hedging Instruments
Midstream	Barrels	(2,205,000)
Midstream	MMBtu	9,503,750	8,101,250

Not Designated as Hedging Instruments
Midstream	Barrels	120,000	345,000

Notes (Continued)

Gains (losses)

The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in accumulated other comprehensive income (AOCI), revenues, or costs and operating expenses.

	Three months ended March 31,
	2012	2011	Classification
	(Millions)

Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(9)	$(2)	AOCI

Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$(2)	$—	Revenues or Costs and Operating Expenses

There were no gains or losses recognized in income as a result of hedge ineffectiveness, as a result of reclassifications to earnings following the discontinuance of any cash flow hedges, or as a result of excluding amounts from the assessment of hedge effectiveness.

We recognized gains of $1 million and losses of less than $1 million in revenues for the three months ended March 31, 2012, and 2011, respectively, on our energy commodity derivatives not designated as hedging instruments. In addition, we recognized gains of less than $1 million in costs and operating expenses for the three months ended March 31, 2012 on our energy commodity derivatives not designated as hedging instruments.

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

As of March 31, 2012, we have collateral totaling $6 million, all of which is in the form of cash, posted to derivative counterparties to support the aggregate fair value of our net derivative liability position (reflecting master netting arrangements in place with certain counterparties) of $8 million. The additional collateral that we would be required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions of our derivative contracts was triggered, was $2 million. At December 31, 2011, we did not have any collateral posted, either in the form of cash or letters of credit, to derivative counterparties since we had net derivative asset positions with all our counterparties.

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time

Notes (Continued)

period. As of March 31, 2012, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales through the end of 2012. Based on recorded values at March 31, 2012, $8 million of net losses will be reclassified into earnings within the next nine months. These recorded values are based on market prices of the commodities as of March 31, 2012. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next nine months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Note 10. Contingent Liabilities

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2012, we have accrued liabilities totaling $18 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for ground level ozone, and one hour nitrogen dioxide emission limits. We are unable to estimate the costs of asset additions or modifications necessary to comply with these new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury contamination, and other hazardous substances. These activities have involved the EPA, various state environmental authorities and identification as a potentially responsible party at various Superfund waste sites. At March 31, 2012, we have accrued liabilities of $10 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2012, we have accrued liabilities totaling $8 million for these costs.

Rate Matters

On August 31, 2006, Transco submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing (Docket No. RP06-569) principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.

Notes (Continued)

The one issue reserved for litigation or further settlement relates to Transco’s proposal to change the design of the rates for service under one of its storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that Transco’s proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Certain parties sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request.

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

Note 11. Segment Disclosures

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

Notes (Continued)

The following table reflects the reconciliation of segment profit to operating income as reported in the Consolidated Statement of Comprehensive Income.

	Gas Pipeline	Midstream	Total
	(Millions)

Three months ended March 31, 2012
Segment revenues	$422	$1,263	$1,685

Segment profit	$180	$308	$488
Less equity earnings	17	13	30

Segment operating income	$163	$295	458

General corporate expenses			(36)

Total operating income			$422

Three months ended March 31, 2011
Segment revenues	$416	$1,163	$1,579

Segment profit	$175	$262	$437
Less equity earnings	9	16	25

Segment operating income	$166	$246	412

General corporate expenses			(30)

Total operating income			$382

The following table reflects total assets by reporting segment.

	Total Assets
	March 31, 2012	December 31, 2011
	(Millions)

Gas Pipeline	$8,441	$8,348
Midstream	7,681	6,591
Other corporate assets	319	226
Eliminations (1)	(1,036)	(785)

Total	$15,405	$14,380

(1)	Primarily relates to the elimination of intercompany accounts receivable generated by our cash management program.

Note 12. Subsequent Events

In March 2012, we announced that we had entered into an agreement with Caiman Energy, LLC to acquire 100 percent of the ownership interests in Caiman Eastern Midstream, LLC (Caiman Acquisition), which operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio, for $1.78 billion in cash and approximately 11.8 million of our common units, valued at approximately $720 million in the transaction. The Caiman Acquisition is expected to close during the second quarter of 2012, subject to customary closing conditions.

We had obtained a backup financing commitment for up to a $1.78 billion interim liquidity facility with UBS Investment Bank which would have been available to fund the full cash purchase price for the Caiman Acquisition, if necessary. This commitment has been terminated as it is not expected to be utilized.

Notes (Continued)

In April 2012, we completed an equity issuance of 10 million common units representing limited partner interests at a price of $54.56 per unit. Subsequently, the underwriters exercised their option to purchase approximately 1 million additional common units for $54.56 per unit. The net proceeds will be used for general partnership purposes, including the funding of a portion of the cash purchase price of the Caiman Acquisition, together with the proceeds of the expected sale of up to approximately 16.4 million common units to Williams for approximately $1 billion.

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

General

We are primarily an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas and natural gas liquids (NGLs). We manage our business and analyze our results of operations on a segment basis. Our operations are divided into two business segments: Gas Pipeline and Midstream Gas & Liquids (Midstream).

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

•

Midstream is comprised primarily of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and NGL fractionation and transportation assets. Midstream’s assets also include substantial operations and investments in the Four Corners region, the Piceance basin, as well as an NGL fractionator and storage facilities near Conway, Kansas.

The Williams Companies, Inc. (Williams) currently holds an approximate 69 percent interest in us, comprised of an approximate 67 percent limited partner interest and all of our 2 percent general partner interest.

Unless indicated otherwise, the following discussion and analysis of critical accounting estimates, results of operations, and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and Amendment No. 1 to our 2011 Annual Report on Form 10-K/A, filed April 9, 2012.

Acquisitions

In February 2012, we completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC for $325 million in cash, net of cash acquired in the transaction, and approximately 7.5 million of our common units (Laser Acquisition). These entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. This acquisition represents a strategic platform to enhance our expansion in the Marcellus Shale by providing our customers with both operational flow assurance and marketing flexibility. (See Results of Operations — Segments, Midstream.)

In March 2012, we announced our agreement to acquire 100 percent of the ownership interests in Caiman Eastern Midstream, LLC from Caiman Energy, LLC (Caiman Energy) in exchange for $1.78 billion in cash, subject to certain purchase price adjustments, and approximately 11.8 million of our common units representing limited partner interests valued at $720 million in the transaction (Caiman Acquisition). Caiman Energy has agreed that it will not transfer these units for a period of 18 months after the closing of the transaction without our written consent. The Caiman Acquisition is expected to close during the second quarter of 2012. We plan to fund the cash portion of the transaction with a combination of cash on hand, the expected sale of approximately $1 billion of our common units to Williams, and the incurrence of bank borrowings as needed. (See Results of Operations — Segments, Midstream.)

Distributions

In April 2012 our Board of Directors approved a 2 percent increase to our quarterly distribution to unitholders. (See Management’s Discussion and Analysis of Financial Condition and Liquidity.)

Overview of Three Months Ended March 31, 2012

Net Income for the three months ended March 31, 2012, changed favorably by $41 million compared to the three months ended March 31, 2011, primarily due to increased fee revenues and improved NGL margins partially offset by an increase in selling, general and administrative (SG&A) expenses and the absence of a $10 million first-quarter 2011 reversal of project feasibility costs from expense to capital. (See Results of Operations — Consolidated Overview.)

Our net cash provided by operating activities for the three months ended March 31, 2012, increased $2 million compared to the three months ended March 31, 2011, primarily due to higher operating income and increased distributions from equity-method investees, largely offset by net unfavorable changes in working capital.

Recent Events

•

In February 2012, we announced a new interstate gas pipeline joint venture. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. We expect to own a majority of Constitution Pipeline. This project, along with the newly acquired Laser Gathering System and our Springville pipeline are key steps in our strategy to create the Susquehanna Supply Hub, a major natural gas supply hub in northeastern Pennsylvania.

•

In April 2012, we completed an equity issuance of 10 million common units representing limited partner interests in us at a price of $54.56 per unit. Subsequently, the underwriters exercised their option to purchase approximately 1 million additional common units for $54.56 per unit. The proceeds will be used to fund general partnership purposes, including funding of a portion of the previously discussed Caiman Acquisition.

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

Our business plan for 2012 includes planned capital investments of approximately $5.9 billion, including equity issued or expected to be issued in association with the previously discussed acquisitions. We expect to fund a significant portion of these activities through debt and equity issuances. Our structure is designed to drive lower capital costs, enhance reliable access to capital markets, and create a greater ability to pursue development projects and acquisitions. We expect to realize our growth opportunities through these continued investments in our businesses in a way that meets customer needs and enhances our competitive position by:

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

Critical Accounting Estimate

In February 2012, we completed the Laser Acquisition, which includes a gathering system comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. As a result of the acquisition, we have recorded $297 million of goodwill as of March 31, 2012. (See Note 2 of Notes to Consolidated Financial Statements.) We are currently evaluating the appropriate reporting unit for the allocation of the goodwill within the Midstream segment. We are required to evaluate the goodwill for impairment at least annually or more frequently if impairment indicators are present. Our evaluation will include a qualitative assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we will further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in the amount of the excess.

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,
	2012	2011	$ Change*	% Change*
	(Millions)

Revenues	$1,685	$1,579	+106	+7%
Costs and expenses:
Costs and operating expenses	1,134	1,105	-29	-3%
Selling, general and administrative expenses	88	73	-15	-21%
Other (income) expense – net	5	(11)	-16	NM
General corporate expenses	36	30	-6	-20%

Total costs and expenses	1,263	1,197
Operating income	422	382
Equity earnings	30	25	+5	+20%
Interest accrued – net	(107)	(106)	-1	-1%
Interest income	1	1	—	—
Other income (expense) – net	2	5	-3	-60%

Net income	$348	$307	+41	+13%

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended March 31, 2012 vs. three months ended March 31, 2011

The increase in revenues is primarily due to higher marketing revenues at Midstream resulting from higher volumes, partially offset by lower average NGL prices. Additionally, fee revenues increased at Midstream primarily due to higher gathering and processing fee revenues primarily resulting from higher volumes on our gathering assets in the Marcellus Shale, in the western deepwater Gulf of Mexico and our onshore assets in the West. Gas Pipeline transportation revenues increased primarily due to expansion projects placed into service in 2011.

The increase in costs and operating expenses is primarily due to increased marketing purchases at Midstream primarily resulting from higher volumes, partially offset by lower average NGL prices. This increase is partially offset by decreased costs at Midstream associated with production of NGLs reflecting lower average natural gas prices.

The increase in selling, general and administrative expenses (SG&A) is primarily due to a $10 million increase at Midstream reflecting higher information technology and employee-related expenses driven by general growth within Midstream’s business operations.

Other (income) expense — net within operating income in 2011 includes a $10 million reversal of project feasibility costs from expense to capital at Gas Pipeline.

The increase in general corporate expenses is primarily due to an increase in our proportionate share of these costs as a result of Williams’ spin-off of its former exploration and production business, which was completed on December 31, 2011.

The increase in operating income generally reflects increased fee revenues and increased NGL margins due to favorable energy commodity price changes in 2012 compared to 2011, partially offset by unfavorable changes in SG&A and other (income) expense — net as previously discussed.

Management’s Discussion and Analysis (Continued)

Results of Operations — Segments

Gas Pipeline

Overview of Three Months Ended March 31, 2012

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

Outlook for the Remainder of 2012

Expansion projects

Mid-South

In August 2011, we received approval from the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $217 million. The project is expected to be phased into service in September 2012 and June 2013, with an expected increase in capacity of 225 thousand dekatherms per day (Mdth/d).

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the total abandonment costs, which will be capital in nature, will be approximately $76 million, which

Management’s Discussion and Analysis (Continued)

is expected to be spent through the first half of 2013. As of March 31, 2012, we have incurred approximately $44 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 8 of Notes to Consolidated Financial Statements.)

Filing of Rate Cases

Pursuant to the terms of Transco’s most recent rate settlement agreement, Transco must file a new rate case no later than August 31, 2012.

During the first quarter of 2012, Northwest Pipeline filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than current rates, will become effective January 1, 2013.

Period-Over-Period Operating Results

	Three months ended March 31,
	2012	2011
	(Millions)

Segment revenues	$422	$416

Segment profit	$180	$175

Three months ended March 31, 2012 vs. three months ended March 31, 2011

Segment revenues increased $6 million, or 1 percent, primarily due to an $18 million increase in transportation revenues associated with expansion projects placed in service in 2011. This increase is partially offset by $12 million lower system management gas sales (offset in costs and operating expenses).

Costs and operating expenses decreased $14 million, or 6 percent, primarily due to $12 million lower system management gas costs (offset in segment revenues).

Other income (expense) — net changed unfavorably by $18 million primarily due to the absence of a $10 million first-quarter 2011 reversal of project feasibility costs from expense to capital, associated with an expansion project, upon determining that the related project was probable of development. Also contributing to the variance is an increase in project feasibility costs incurred in 2012.

Segment profit increased primarily due to the previously described changes.

Midstream Gas & Liquids

Overview of Three Months Ended March 31, 2012

Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers.

Management’s Discussion and Analysis (Continued)

Significant events during 2012 include the following:

Caiman Acquisition

In March 2012, we announced an agreement to acquire Caiman Energy’s wholly owned subsidiary, Caiman Eastern Midstream LLC (Caiman), for approximately $2.5 billion. We expect to complete the acquisition in the second quarter of 2012, subject to customary closing conditions. (See Note 12 of Notes to Consolidated Financial Statements.)

The acquisition will provide us with a significant footprint and growth potential in the natural gas liquids-rich Ohio River Valley area of the Marcellus Shale. Caiman’s existing physical assets include a gathering system, two processing facilities and a fractionator located in northern West Virginia and eastern Ohio. In addition to the acquisition cost, we are committing a large portion of our planned 2012 capital expenditures for expansions to the gathering, processing and fractionation facilities, which are currently under construction. NGL pipelines are also planned. The assets are anchored by long-term contracted commitments, including 236,000 dedicated gathering acres from 10 producers in West Virginia, Ohio and Pennsylvania.

We also intend to participate in a new joint venture with Caiman Energy and its investors and management to develop midstream infrastructure in the NGL- and oil-rich areas of the Utica Shale in Ohio.

Susquehanna Supply Hub

Our Susquehanna Supply Hub is an integrated gathering infrastructure in the Marcellus Shale area of northeastern Pennsylvania including gathering assets acquired in December 2010, various compression and dehydration expansion projects, additional gathering and take away facilities acquired in February 2012, and our newly constructed Springville pipeline.

In February 2012, we completed the Laser Acquisition for $325 million in cash, net of cash acquired in the transaction and subject to certain closing adjustments, and approximately 7.5 million of our common units valued at $465 million. The gathering system is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in Susquehanna County, Pennsylvania, as well as 10 miles of gathering pipeline in southern New York. The acquisition is supported by existing long-term gathering agreements that provide acreage dedications and volume commitments.

Our Springville pipeline was placed into service in January 2012, providing new take-away capacity and allowing full use of capacity from various compression and dehydration expansion projects to our gathering business in northeastern Pennsylvania’s Marcellus Shale. In conjunction with a long-term agreement with a significant producer, we are operating the 33-mile, 24-inch diameter natural gas gathering pipeline and plan to increase the capacity in 2012.

As production in the Marcellus increases and expansion projects are completed, the Susquehanna Supply Hub is expected to reach a gas take away capacity of 3 billion cubic feet per day (Bcf/d) by 2015.

Volatile commodity prices

Average per-unit NGL margins in the first quarter of 2012 were 11 percent higher than in the same period of 2011, benefiting from lower natural gas prices driven by abundant natural gas supplies, partially offset by weaker NGL prices, primarily ethane.

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

Management’s Discussion and Analysis (Continued)

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

Cents per gallon
Gallons (Millions)
90
80
70
60
50
40
30
20
10
0
800
700
600
500
400
300
200
100
0
Q2'09
Q3'09
Q4'09
Q1'10
Q2'10
Q3'10
Q4'10
Q1'11
Q2'11
Q3'11
Q4'11
Q1'12
NGL production for others & change in inventory (millions of gallons)
Equity NGL sales (millions of gallons)
5 year average NGL margin (cents per gallon) (2Q07 - 1Q12)
Realized NGL margin (cents per gallon)

Outlook for Remainder of 2012

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

•

As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 10 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink gas requirements for the remainder of 2012. The combined impact of these energy commodity derivatives will provide a margin on the hedged volumes of $169 million. The following table presents our energy commodity hedging instruments as of April 20, 2012.

Management’s Discussion and Analysis (Continued)

	Period	Volumes Hedged	Weighted Average Hedge Price
			(per gallon)
Designated as hedging instruments:
NGL sales – propane (million gallons)	Apr - Dec 2012	24.6	$1.31
NGL sales – isobutane (million gallons)	Apr - Dec 2012	18.9	$1.94
NGL sales – normal butane (million gallons)	Apr - Dec 2012	18.7	$1.80
NGL sales – natural gasoline (million gallons)	Apr - Dec 2012	40.5	$2.32
			(per MMbtu)
Natural gas purchases (Tbtu)	Apr - Dec 2012	10.7	$2.63

Gathering, processing, and NGL sales volumes

•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by natural gas prices.

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

•

In our Gulf Coast businesses, we expect higher gas gathering, processing, and crude transportation volumes. Our customers’ drilling activities are primarily focused on crude oil economics, rather than natural gas and we have not experienced, and do not anticipate, an overall significant decline in volumes due to reduced drilling activities.

•

The operator of the third-party fractionator serving our NGL production transported on Overland Pass Pipeline Company LLC (OPPL) has notified us of an expected 20- to 25-day outage in the second quarter of 2012 to accommodate their expansion efforts. We have taken steps to mitigate the impact and expect the outage will result in a minimal reduction to our equity volumes.

•	We anticipate higher general and administrative, operating, and depreciation expense supporting our growing operations in northeast Pennsylvania, Piceance basin, and western Gulf of Mexico.

Expansion Projects

We expect to invest total capital of $5.0 billion to $5.2 billion in 2012, including equity consideration of $465 million for the Laser Acquisition and $720 million for the Caiman Acquisition. We plan to pursue expansion and growth opportunities in the Marcellus Shale region, Gulf of Mexico, and Piceance basin.

Our ongoing major expansion projects include the following:

•	Expansion of our Susquehanna Supply Hub in northeastern Pennsylvania, as previously discussed.

•

As previously discussed and assuming closing of the Caiman Acquisition, expansions currently under construction to the gas gathering system, processing facilities and fractionator, which we’ve agreed to acquire from Caiman Energy.

Management’s Discussion and Analysis (Continued)

•

Expansions to our gathering system through capital to be invested within our Laurel Mountain equity investment, also in the Marcellus Shale region. The Shamrock compressor station, currently providing 60 million cubic feet per day (MMcf/d) of capacity, is expandable to 350 MMcf/d and will likely be the largest central delivery point out of the Laurel Mountain system. Our equity investee is progressing on further expansions to the Shamrock compressor station and other additions to the gathering infrastructure in 2012.

•

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 thousand barrels per day (Mbbls/d) of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. Construction is underway and the project is expected to be in service in 2014.

•

In conjunction with a basin-wide agreement for all gathering and processing services provided by us to WPX Energy, Inc. in the Piceance basin, we plan to construct a 350 MMcf/d cryogenic gas processing plant. The Parachute TXP I plant is expected to be in service in 2014.

•

Our equity investee, Discovery Producer Services LLC (Discovery), plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline from a third-party floating production facility located in the Keathley Canyon Block in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from those fields. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore gas transmission system. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. Pre-construction activities have begun, the pipeline is expected to be laid in 2013, and is planned to be in-service in mid-2014.

•

Through our equity investment in OPPL, we plan to participate in the construction of a pipeline connection and capacity expansions, expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

Period-Over-Period Operating Results

	Three months ended March 31,
	2012	2011
	(Millions)

Segment revenues	$1,263	$1,163

Segment profit	$308	$262

Three months ended March 31, 2012 vs. three months ended March 31, 2011

The increase in segment revenues includes:

•

A $44 million increase in marketing revenues primarily due to higher volumes, partially offset by lower average NGL prices. These changes are more than offset by similar changes in marketing purchases.

•

A $41 million increase in fee revenues primarily due to higher gathering and processing fee revenues primarily associated with higher volumes on our Susquehanna Supply Hub gathering assets in the Marcellus Shale in northeastern Pennsylvania and on our Perdido Norte gas and oil pipelines in the western deepwater Gulf of Mexico. In addition, gathering volumes are higher in our onshore assets in the West due primarily to the absence of severe winter weather conditions in the first quarter of 2011 which limited producers’ ability to deliver gas.

Management’s Discussion and Analysis (Continued)

•

A $7 million increase in revenues from our equity NGLs reflecting an increase of $12 million associated with a 7 percent increase in equity NGL volumes, partially offset by decrease of $5 million associated with an overall decrease in average NGL per-unit sales prices. Average ethane per-unit prices decreased by 11 percent, partially offset by a 3 percent increase in non-ethane prices.

Segment costs and expenses increased $51 million, or 6 percent, including:

•	A $67 million increase in marketing purchases primarily due to higher volumes, partially offset by lower average NGL prices. These changes are largely offset by similar changes in marketing revenues.

•	A $10 million increase in general and administrative expenses reflecting increases in information technology and employee-related expenses driven by general growth within our business operations.

•	A $28 million decrease in costs associated with our equity NGLs primarily due to a 25 percent decrease in average natural gas prices.

The increase in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.

The increase in Midstream’s segment profit includes:

•	A $41 million increase in fee revenues as previously discussed.

•

A $35 million increase in NGL margins reflecting a $19 million increase from favorable commodity price changes primarily due to a 25 percent decrease in average natural gas prices, partially offset by an 11 percent decline in ethane prices. NGL equity volumes sold are 7 percent higher primarily due to the return to normal production from the first quarter of 2011 when severe winter weather conditions prevented producers from delivering gas and the plants experienced more downtime for maintenance.

•	A $23 million decrease in margins related to the marketing of NGLs.

•	A $10 million increase in general and administrative expenses as previously discussed.

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

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2012:

•

We increased our per-unit quarterly distribution with respect to the first quarter of 2012 from $0.7625 to $0.7775. We expect to increase quarterly limited partner cash distributions by approximately 6 percent to 10 percent annually.

•	As of March 31, 2012, we have $325 million of current debt maturities. We anticipate funding these maturities with new debt issuances.

•

We expect to fund capital and investment expenditures, debt service payments, distributions to unitholders and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, cash proceeds from common unit and/or long-term debt issuances and utilization of our revolving credit facility as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.85 billion and $2.35 billion in 2012.

•

In March 2012, we agreed to acquire Caiman Eastern Midstream, LLC in exchange for aggregate consideration of $1.78 billion cash and approximately 11.8 million of our limited partner units. We expect to fund the cash portion of the transaction with a combination of equity, debt, and available cash. We anticipate completing the acquisition during the second quarter of 2012.

•

In connection with the Caiman Acquisition, we expect to issue up to approximately 16.4 million common units to Williams for approximately $1 billion. Williams has agreed to temporarily waive its incentive distribution rights related to the units issued to Williams and the seller of Caiman Eastern Midstream, LLC, in connection with the Caiman Acquisition, which we estimate would be approximately $26 million in 2012.

•

During April 2012, we completed an equity issuance of 10 million common units representing limited partner interests in us at a price of $54.56 per unit. Subsequently, the underwriters exercised their option to purchase approximately 1 million additional common units for $54.56 per unit. The net proceeds of approximately $581 million will be used for general partnership purposes, including the funding of a portion of the purchase price of the Caiman Acquisition.

Management’s Discussion and Analysis (Continued)

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2012. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Cash proceeds from offerings of our common units and/or long-term debt;

•	Use of our credit facility, as needed and available.

We anticipate our more significant uses of cash to be:

•	The Caiman Acquisition;

•	Maintenance and expansion capital expenditures;

•	Payment of debt maturities (pursuant to expected issuances of new long-term debt);

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and/or general partner.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity margins from expected 2012 levels;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

Available Liquidity

March 31, 2012
(Millions)

Cash and cash equivalents	$263
Capacity available under our $2 billion five-year senior unsecured revolving credit facility (expires June 3, 2016) (1)	2,000

$2,263

(1)	The full amount of the credit facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $400 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. At March 31, 2012, we are in compliance with the financial covenants associated with this credit facility agreement.

Management’s Discussion and Analysis (Continued)

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

Equity Offerings

In January 2012, we completed an equity issuance of 7 million common units representing limited partner interests in us at a price of $62.81 per unit. In February 2012, the underwriters exercised their option to purchase an additional 1.05 million common units for $62.81 per unit. The net proceeds of approximately $490 million were used to fund capital expenditures and for general partnership purposes.

During April 2012, we completed an equity issuance of 10 million common units representing limited partner interests in us at a price of $54.56 per unit. Subsequently, the underwriters exercised their option to purchase approximately 1 million additional common units for $54.56 per unit.

Acquisition

In February 2012, we completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC in exchange for $325 million in cash, net of cash acquired in the transaction and approximately 7.5 million common units.

Credit Ratings

The table below presents our current credit ratings and outlook on our senior unsecured long-term debt.

Rating Agency	Date of Last Change	Outlook	Senior Unsecured Debt Rating

Standard & Poor’s	March 5, 2012	Stable	BBB

Moody’s Investors Service	February 27, 2012	Stable	Baa2

Fitch Ratings	February 9, 2012	Positive	BBB-

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of March 31, 2012, we estimate that a downgrade to a rating below investment grade could require us to post up to $199 million in additional collateral with third parties.

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

The following table provides summary information related to our actual and expected capital expenditures and purchase of business and investments for 2012. These amounts reflect total increases to our balance sheet as a result of these activities. The amounts presented for the 2012 Estimate of Expansion do not include equity issued in association with the Laser Acquisition of approximately $465 million or equity expected to be issued in association with the Caiman Acquisition of approximately $720 million. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	Maintenance		Expansion		Total
Segment	2012 Estimate	Three Months Ended March 31, 2012	2012 Estimate	Three Months Ended March 31, 2012	2012 Estimate	Three Months Ended March 31, 2012
	(Millions)
Gas Pipeline	$330-380	$40	$270-320	$62	$600-700	$102
Midstream	115-135	23	3,850-4,030	530	3,965-4,165	553

Total	$445-515	$63	$4,120-4,350	$592	$4,565-4,865	$655

See Results of Operations — Segments, Gas Pipeline and Midstream for discussions describing the general nature of these expenditures.

Cash Distributions to Unitholders

We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased our quarterly distribution from $0.7625 to $0.7775 per unit, which is expected to result in a first-quarter 2012 distribution of approximately $340 million that will be paid on May 11, 2012, to the general and limited partners of record at the close of business on May 4, 2012. (See Note 3 of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash

	Three months ended March 31,
	2012	2011
	(Millions)
Net cash provided (used) by:
Operating activities	$513	$511
Financing activities	203	(269)
Investing activities	(616)	(197)

Increase (decrease) in cash and cash equivalents	$100	$45

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2012, is consistent with the same period in 2011.

Financing activities

Significant transactions include:

•	$490 million received from our first-quarter 2012 equity offering used to fund capital expenditures and for general partnership purposes;

•	$311 million and $268 million related to quarterly cash distributions paid to limited partner unitholders and our general partner in 2012 and 2011, respectively.

Investing activities

Significant transactions include:

•	$325 million paid, net of cash acquired in the transaction, for the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC.

•	Capital expenditures in 2012 and 2011 totaled $256 million and $156 million, respectively.

Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Notes 8 and 10 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2012.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of NGLs and natural gas, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets and our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining a conservative capital structure and significant liquidity, as well as using various derivatives and non derivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 9 of Notes to Consolidated Financial Statements.)

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

Trading

Our limited trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $1 million at March 31, 2012. The value-at-risk for contracts held for trading purposes was less than $0.1 million at March 31, 2012 and December 31, 2011.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from natural gas purchase and NGL sale activities.

The fair value of our nontrading derivatives was a net liability of $8 million at March 31, 2012 and a net asset of $1 million at December 31, 2011.

The value-at-risk for derivative contracts held for nontrading purposes was $2.3 million at March 31, 2012, and zero at December 31, 2011.

Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net liability value of $8 million as of March 31, 2012. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

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

First-Quarter 2012 Changes in Internal Controls

There have been no changes during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Other

The additional information called for by this item is provided in Note 10 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:

The existence and potential sale of common units issued to third parties in our acquisitions may adversely affect the price of our common units.

We have issued 7,531,381 additional common units to Delphi Midstream Partners, LLC in connection with the Laser Acquisition, which are subject to certain trading restrictions that expire over time beginning April 17, 2012. We expect to issue 11,779,296 additional common units to Caiman Energy in connection with the Caiman Acquisition, which will be subject to restriction on transfer for a period of 18 months without our consent. We may also issue additional common units to other unaffiliated third parties in connection with future acquisitions. Sales of substantial amounts of common units by third parties, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and at a price that we deem appropriate.

Item 6. Exhibits

Exhibit No.		Description

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, and 7 (filed on February 21, 2011 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Registration Rights Agreement dated as of February 17, 2012, by and among Delphi Midstream Partners LLC and Williams Partners L.P. (filed on March 2, 2012 as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-179883)) and incorporated herein by reference.

*Exhibit 10.1	—	Contribution Agreement, dated as of March 19, 2012, between Caiman Energy, LLC and Williams Partners L.P.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

*Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 101.INS	—	XBRL Instance Document.

**Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

**Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

**Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

**Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

**Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)
By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

April 26, 2012

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6 and 7 (filed on February 24, 2011 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Registration Rights Agreement dated as of February 17, 2012, by and among Delphi Midstream Partners LLC and Williams Partners L.P. (filed on March 2, 2012 as Exhibit 4.5 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-179883)) and incorporated herein by reference.

*Exhibit 10.1		Contribution Agreement, dated as of March 19, 2012, between Caiman Energy, LLC and Williams Partners L.P.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges

*Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**Exhibit 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

**Exhibit 101.INS	—	XBRL Instance Document

**Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema

**Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.		Description

**Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

**Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase

**Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.