Form 10-Q
period 2012-09-30
Williams Partners L.P.
filed 2012-10-31
CIK 1324518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant had 355,184,387 common units outstanding as of October 30, 2012.

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

All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Millions, except per-unit amounts)
Revenues:
Gas Pipeline	$412	$429	$1,233	$1,252
Midstream Gas & Liquids	1,115	1,244	3,562	3,671

Total revenues	1,527	1,673	4,795	4,923
Segment costs and expenses:
Costs and operating expenses	1,089	1,172	3,389	3,446
Selling, general, and administrative expenses	86	66	266	207
Other (income) expense — net	9	4	27	(8)

Total segment costs and expenses	1,184	1,242	3,682	3,645
General corporate expenses	41	29	123	86

Operating income:
Gas Pipeline	136	153	430	457
Midstream Gas & Liquids	207	278	683	821
General corporate expenses	(41)	(29)	(123)	(86)

Total operating income	302	402	990	1,192
Equity earnings	30	40	87	101
Interest accrued	(109)	(105)	(329)	(320)
Interest capitalized	8	3	16	8
Interest income	1	—	2	1
Other income (expense) — net	5	2	12	5

Net income	$237	$342	$778	$987

Allocation of net income for calculation of earnings per common unit:
Net income	$237	$342	$778	$987
Allocation of net income to general partner	104	79	294	224

Allocation of net income to common units	$133	$263	$484	$763

Basic and diluted net income per common unit	$0.38	$0.91	$1.47	$2.63
Weighted average number of common units outstanding (thousands)	350,519	290,477	328,649	290,181
Cash distributions per common unit	$0.8075	$0.7475	$2.3775	$2.1975

Other comprehensive income (loss):
Net unrealized gain (loss) from derivative instruments	$(11)	$(8)	$34	$(12)
Reclassifications into earnings of net derivative instruments (gain) loss	(14)	6	(20)	10

Other comprehensive income (loss)	(25)	(2)	14	(2)

Comprehensive income	$212	$340	$792	$985

See accompanying notes.

Williams Partners L.P.

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2012	2011
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$368	$163
Accounts and notes receivable:
Trade	476	484
Affiliate	—	9
Inventories	134	148
Regulatory assets	38	40
Other current assets	74	70

Total current assets	1,090	914
Investments	1,626	1,383

Property, plant, and equipment, at cost	19,873	17,755
Accumulated depreciation	(6,504)	(6,128)

Property, plant, and equipment – net	13,369	11,627

Goodwill	650	—
Other intangibles	1,725	43
Regulatory assets, deferred charges, and other	413	413

Total assets	$18,873	$14,380

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$668	$554
Affiliate	76	57
Accrued interest	109	105
Asset retirement obligations	67	66
Other accrued liabilities	208	166
Long-term debt due within one year	—	324

Total current liabilities	1,128	1,272
Long-term debt	8,062	6,913
Asset retirement obligations	509	503
Regulatory liabilities, deferred income, and other	500	464
Contingent liabilities (Note 10)
Equity:
Common units (355,184,387 units outstanding at September 30, 2012 and 290,477,159 units outstanding at December 31, 2011)	10,160	6,810
General partner	(1,498)	(1,580)
Accumulated other comprehensive income (loss)	12	(2)

Total equity	8,674	5,228

Total liabilities and equity	$18,873	$14,380

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Changes in Equity

(Unaudited)

			Accumulated Other
	Common	General	Comprehensive	Total
	Units	Partner	Income (Loss)	Equity
	(Millions)
Balance – December 31, 2011	$6,810	$(1,580)	$(2)	$5,228
Net income	507	271	—	778
Other comprehensive income (loss)	—	—	14	14
Cash distributions	(769)	(277)	—	(1,046)
Sales of common units	2,559	—	—	2,559
Issuances of common units related to acquisitions	1,051	—	—	1,051
Contributions from general partner	—	88	—	88
Other	2	—	—	2

Balance – September 30, 2012	$10,160	$(1,498)	$12	$8,674

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2012	2011
	(Millions)
OPERATING ACTIVITIES:
Net income	$778	$987
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	503	459
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	22	(56)
Inventories	25	35
Other current assets and deferred charges	24	(8)
Accounts payable	(104)	73
Accrued liabilities	(2)	51
Affiliate accounts receivable and payable – net	28	(66)
Other, including changes in noncurrent assets and liabilities	56	42

Net cash provided by operating activities	$1,330	$1,517

FINANCING ACTIVITIES:
Proceeds from long-term debt	2,109	1,023
Payments of long-term debt	(1,285)	(700)
Payment of debt issuance costs	(11)	(12)
Proceeds from sales of common units	2,559	—
General partner contributions	88	16
Distributions to limited partners and general partner	(1,046)	(830)
Excess of purchase price over contributed basis of investment	—	(123)
Other – net	—	2

Net cash provided (used) by financing activities	$2,414	$(624)

INVESTING ACTIVITIES:
Purchases of investments from affiliates	—	(174)
Property, plant and equipment:
Capital expenditures	(1,288)	(598)
Net proceeds from dispositions	22	—
Purchases of businesses	(2,049)	(31)
Contributions to equity method investments	(282)	(140)
Other – net	58	6

Net cash used by investing activities	$(3,539)	$(937)

Increase (decrease) in cash and cash equivalents	205	(44)
Cash and cash equivalents at beginning of period	163	187

Cash and cash equivalents at end of period	$368	$143

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

Description of Business

We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of September 30, 2012, Williams owns an approximate 64 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC, an operating limited liability company (wholly owned by us).

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

Basis of Presentation

Variable interest entity

Gulfstar One (Gulfstar) is a consolidated wholly-owned subsidiary that, due to certain risk sharing provisions in its customer contracts, is a variable interest entity. We, as construction agent for Gulfstar, will design, construct, and install a proprietary floating-production system, Gulfstar FPSTM, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. Construction is underway and the project is expected to be in service in 2014. We, in combination with certain advance payments from the producer customers, are currently financing the asset construction. As of September 30, 2012, our Consolidated Balance Sheet includes $438 million of Gulfstar construction work in process representing costs incurred to date, included in property, plant, and equipment, at cost

Notes (Continued)

and $109 million of deferred revenue, included in regulatory liabilities, deferred income, and other associated with the customer advance payments. We are committed to the producer customers to construct this system, and we currently estimate the remaining construction cost to be less than $550 million. If the producer customers do not develop the offshore oil and gas fields to be connected to Gulfstar, they will be responsible for the firm price of building the facilities.

Note 2. Acquisitions

On February 17, 2012, we completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC, in exchange for $325 million in cash, net of cash acquired in the transaction, and 7,531,381 of our common units valued at $441 million (Laser Acquisition). The fair value of the common units issued as part of the consideration paid was determined on the basis of the closing market price of our common units on the acquisition date, adjusted to reflect certain time-based restrictions on resale. The acquired entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York.

On April 27, 2012, we completed the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC, from Caiman Energy, LLC (Caiman Acquisition) in exchange for $1.72 billion in cash, net of purchase price adjustments and subject to certain closing adjustments, and 11,779,296 of our common units valued at $603 million. The fair value of the common units issued as part of the consideration paid was determined on the basis of the closing market price of our common units on the acquisition date, adjusted to reflect certain time-based restrictions on resale. The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio. Acquisition transaction costs of $16 million were incurred related to the Caiman Acquisition and are reported in selling, general and administrative expenses at Midstream in the Consolidated Statement of Comprehensive Income.

These acquisitions were accounted for as business combinations which, among other things, require assets acquired and liabilities assumed to be measured at their acquisition-date fair values. The excess of cost over those fair values was recorded as goodwill and allocated to our Northeast gathering and processing businesses (the reporting unit) within the Midstream segment. Goodwill recognized in the acquisitions relates primarily to enhancing our strategic platform for expansion in the area.

The amounts recognized in the financial statements for the Caiman Acquisition are preliminary because our valuation work has not been completed. We are awaiting further information for valuing the working capital components, property, plant and equipment, intangible assets and contingent liabilities. In addition, we are still in the process of identifying all the assets acquired and liabilities assumed.

The following table presents the allocation of the acquisition-date fair value of the major classes of the net assets, which are presented in the Midstream segment:

	Laser	Caiman
Assets held-for-sale	$18	$—
Other current assets	3	13
Property, plant and equipment	158	663
Intangible assets:
Customer contracts	316	1,141
Customer relationships	—	250
Other intangible assets	2	2
Current liabilities	(21)	(98)
Noncurrent liabilities	—	(4)

Identifiable net assets acquired	476	1,967
Goodwill	290	360

	$766	$2,327

Notes (Continued)

During the third quarter of 2012, we recognized measurement period adjustments related to the Caiman Acquisition that primarily increased the fair value of the identifiable intangible assets by $80 million at the acquisition date, offset by a decrease to goodwill based on more refined estimates of future cash flows from the identifiable intangible assets. An increase in amortization expense since the acquisition date was also recorded related to this adjustment.

Identifiable intangible assets recognized in the acquisitions are primarily related to gas gathering, processing and fractionation contracts and relationships with customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired customer contracts and relationships, which are offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. Those intangible assets are being amortized on a straight-line basis over an initial 30-year period during which the customer contracts and relationships are expected to contribute to our cash flows.

We expense costs incurred to renew or extend the terms of our gas gathering, processing and fractionation contracts with customers. Approximately 70 and 36 percent of the expected future revenues from the customer contracts associated with the Laser and Caiman Acquisitions, respectively, are impacted by our ability and intent to renew or renegotiate existing customer contracts. Based on the estimated future revenues during the current contract periods, the weighted-average periods prior to the next renewal or extension of the existing customer contracts associated with the Laser and Caiman Acquisitions are approximately 9 and 18 years, respectively.

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

The goodwill is not subject to amortization but will be evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present. Our evaluation will include an assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we will further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in the amount of the excess.

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

Notes (Continued)

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

Note 3. Allocation of Net Income and Distributions

The allocation of net income between our general partner and limited partners for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)
Allocation of net income to general partner:
Net income	$237	$342	$778	$987
Net reimbursable costs charged directly to general partner	1	—	1	(2)

Income subject to 2% allocation of general partner interest	238	342	779	985
General partner’s share of net income	2%	2%	2%	2%

General partner’s allocated share of net income before items directly allocable to general partner interest	5	7	16	20
Incentive distributions paid to general partner (a)	92	67	256	189
Net reimbursable costs charged directly to general partner	(1)	—	(1)	2

Net income allocated to general partner	$96	$74	$271	$211

Net income	$237	$342	$778	$987
Net income allocated to general partner	96	74	271	211

Net income allocated to common limited partners	$141	$268	$507	$776

(a)	The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In the calculation of basic and diluted net income per limited partner unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period, but paid in the subsequent period.

The net reimbursable costs charged directly to general partner may include the net of both income and expense items. Under the terms of omnibus agreements, we are reimbursed by our general partner for certain expense items and are required to distribute certain income items to our general partner.

Notes (Continued)

We paid or have authorized payment of the following partnership cash distributions during 2011 and 2012 (in millions, except for per unit amounts):

			General Partner
				Incentive
	Per Unit	Common		Distribution	Total Cash
Payment Date	Distribution	Units	2%	Rights	Distribution
2/11/2011	$0.7025	$204	$5	$59	$268
5/13/2011	$0.7175	$208	$5	$63	$276
8/12/2011	$0.7325	$213	$6	$67	$286
11/11/2011	$0.7475	$217	$6	$71	$294
2/10/2012	$0.7625	$227	$6	$78	$311
5/11/2012	$0.7775	$268	$8	$86	$362
8/10/2012	$0.7925	$274	$7	$92	$373
11/09/2012 (b)	$0.8075	$287	$8	$99	$394

(b)	The Board of Directors of our general partner declared this $0.8075 per unit cash distribution on October 22, 2012, to be paid on November 9, 2012, to unitholders of record at the close of business on November 2, 2012.

The 2012 cash distributions to our general partner in the table above have been reduced by a total of $24 million resulting from the temporary waiver of IDRs associated with the Caiman Acquisition.

Notes (Continued)

Note 4. Other Accruals

We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. We recorded charges of $1 million and $6 million during the three months ended September 30, 2012 and 2011, respectively, and $2 million and $13 million during the nine months ended September 30, 2012 and 2011, respectively, to costs and operating expenses at Gas Pipeline primarily related to assessment and monitoring costs incurred to ensure the safety of the surrounding area.

Other (income) expense – net within segment costs and expenses at Gas Pipeline in the nine months ended September 30, 2012, includes $17 million of project feasibility costs associated with natural gas pipeline expansion projects. The nine months ended September 30, 2011, includes a $10 million reversal of project feasibility costs from expense to capital. This reversal was made upon determining that the related project was probable of development. These costs are now included in the capital costs of the project, which we believe are probable of recovery through the project rates.

General corporate expenses in the three and nine months ended September 30, 2012, includes $6 million and $13 million, respectively, of expense related to Williams’ engagement of a consulting firm to assist in better aligning resources to support our business strategy following Williams’ spin-off of WPX Energy, Inc. (WPX).

Note 5. Inventories

	September 30,	December 31,
	2012	2011
	(Millions)
Natural gas liquids and natural gas in underground storage	$65	$80
Materials, supplies, and other	69	68

	$134	$148

Note 6. Debt and Banking Arrangements

Credit Facility

In September 2012, we amended our existing $2 billion senior unsecured revolving credit facility to increase the aggregate commitments by $400 million. This facility was also amended to provide that we may request an additional $400 million increase in commitments to be available under certain conditions in the future.

Letter of credit capacity under our amended $2.4 billion credit facility is $1.3 billion. At September 30, 2012, no letters of credit have been issued and no loans are outstanding under the credit facility.

Issuances and Retirements

In August 2012, we completed a public offering of $750 million of 3.35 percent senior unsecured notes due 2022. We used the net proceeds to repay outstanding borrowings on our senior unsecured revolving credit facility and for general partnership purposes.

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

Notes (Continued)

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

On February 17, 2012, we closed the Laser Acquisition. In connection with this transaction, we issued 7,531,381 of our common units. (See Note 2.)

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

On April 27, 2012, we closed the Caiman Acquisition. In connection with this transaction, we issued 11,779,296 of our common units. (See Note 2.)

On June 14, 2012, we closed the acquisition of a 1 percent interest in Gulfstream from a subsidiary of Williams. In connection with this transaction, we issued 238,050 of our common units. (See Note 2.)

On August 13, 2012, we completed an equity issuance of 8,500,000 common units representing limited partner interests at a price of $51.43 per unit. On August 20, 2012, we sold an additional 1,275,000 common units at a price of $51.43 per unit to the underwriters upon the underwriters’ exercise of their option to purchase additional common units. The net proceeds were used to repay amounts outstanding under our revolving credit facility and for general partnership purposes.

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

Notes (Continued)

			Fair Value Measurements Using
			Quoted
			Prices In
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Millions)
Assets (liabilities) at September 30, 2012:
Measured on a recurring basis:
ARO Trust investments	$21	$21	$21	$—	$—
Energy derivatives assets not designated as hedging instruments	2	2	1	1	—
Energy derivatives assets designated as hedging instruments	15	15	9	6	—
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	—	(1)	—
Additional disclosures:
Notes receivable and other	9	9	—	9	—
Long-term debt, including current portion	(8,062)	(9,329)	—	(9,329)	—
Customer margin deposits payable	(6)	(6)	(6)	—	—

Assets (liabilities) at December 31, 2011:
Measured on a recurring basis:
ARO Trust investments	$25	$25	$25	$—	$—
Energy derivatives assets not designated as hedging instruments	1	1	1	—	—
Additional disclosures:
Notes receivable and other	10	10	N/A	N/A	N/A
Long-term debt, including current portion	(7,237)	(8,170)	N/A	N/A	N/A

Fair Value Methods

We use the following methods and assumptions in estimating the fair value of our financial instruments:

Assets and liabilities measured at fair value on a recurring basis

ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted net asset values, is classified as available-for-sale, and is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts, which consist solely of swaps that are measured at fair value on a recurring basis. The tenure of our energy derivatives portfolio is relatively short with all of our energy derivative contracts expiring in the next six months. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and

Notes (Continued)

liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives are reported in other current assets and other accrued liabilities in the Consolidated Balance Sheet.

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

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2012 or 2011.

Additional fair value disclosures

Notes receivable and other: The disclosed fair value of our notes receivable is determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in accounts and notes receivable, and the noncurrent portion is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.

Long-term debt: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.

Customer margin deposits payable: The disclosed fair value of our customer margin deposits payable is considered to approximate the carrying value generally due to the short-term nature of these items and is reported in other accrued liabilities in the Consolidated Balance Sheet.

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

The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of September 30, 2012. Natural gas is presented in millions of British Thermal Units (MMBtu) and NGLs are presented in barrels.

	Unit of	Central Hub
Derivative Notional Volumes	Measure	Risk	Basis Risk
Designated as Hedging Instruments
Midstream	Barrels	(885,000)
Midstream	MMBtu	3,905,400	3,252,200

Not Designated as Hedging Instruments
Midstream	Barrels	(20,000)	165,000

Gains (losses)

The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in accumulated other comprehensive income (AOCI), revenues, or costs and operating expenses.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011	Classification
	(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$(12)	$(8)	$34	$(14)	AOCI
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$13	$(6)	$19	$(10)	Revenues or Costs and Operating Expenses

Notes (Continued)

We recognized gains of less than $1 million in income as a result of hedge ineffectiveness for the nine months ended September 30, 2012. There were no gains or losses recognized in income as a result of reclassifications to earnings following the discontinuance of any cash flow hedges, or as a result of excluding amounts from the assessment of hedge effectiveness.

We recognized gains of $1 million and losses of $1 million in revenues for the nine months ended September 30, 2012 and 2011, respectively, on our energy commodity derivatives not designated as hedging instruments.

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

At both September 30, 2012, and December 31, 2011, we did not have any collateral posted, either in the form of cash or letters of credit, to derivative counterparties.

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of September 30, 2012, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales through the end of 2012. Based on recorded values at September 30, 2012, $14 million of net gains will be reclassified into earnings within the next three months. These recorded values are based on forward market prices of the commodities as of September 30, 2012. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next three months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Note 10. Contingent Liabilities

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as

Notes (Continued)

potentially responsible parties at various Superfund and state waste sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2012, we have accrued liabilities totaling $18 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

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

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2012, we have accrued liabilities of $10 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2012, we have accrued liabilities totaling $8 million for these costs.

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

Notes (Continued)

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

The primary types of costs and operating expenses by segment can be generally summarized as follows:

•	Gas Pipeline — depreciation and operation and maintenance expenses;

•	Midstream — commodity purchases (primarily for NGL, natural gas, and crude marketing, shrink, and fuel), depreciation, and operation and maintenance expenses.

Notes (Continued)

The following table reflects the reconciliation of segment profit to operating income as reported in the Consolidated Statement of Comprehensive Income.

	Gas Pipeline	Midstream	Total
	(Millions)
Three months ended September 30, 2012
Segment revenues	$412	$1,115	$1,527

Segment profit	$155	$218	$373
Less equity earnings	19	11	30

Segment operating income	$136	$207	343

General corporate expenses			(41)

Total operating income			$302

Three months ended September 30, 2011
Segment revenues	$429	$1,244	$1,673

Segment profit	$170	$301	$471
Less equity earnings	17	23	40

Segment operating income	$153	$278	431

General corporate expenses			(29)

Total operating income			$402

Nine months ended September 30, 2012
Segment revenues	$1,233	$3,562	$4,795

Segment profit	$482	$718	$1,200
Less equity earnings	52	35	87

Segment operating income	$430	$683	1,113

General corporate expenses			(123)

Total operating income			$990

Nine months ended September 30, 2011
Segment revenues	$1,252	$3,671	$4,923

Segment profit	$497	$882	$1,379
Less equity earnings	40	61	101

Segment operating income	$457	$821	1,278

General corporate expenses			(86)

Total operating income			$1,192

Notes (Continued)

The following table reflects total assets by reporting segment.

	Total Assets
	September 30, 2012	December 31, 2011
	(Millions)
Gas Pipeline	$8,656	$8,348
Midstream (1)	10,531	6,591
Other corporate assets	418	226
Eliminations (2)	(732)	(785)

Total	$18,873	$14,380

(1)	The increase in Midstream’s total assets as compared to the prior year-end is substantially due to the Laser Acquisition in the first quarter of 2012 and the Caiman Acquisition in the second quarter of 2012. (See Note 2.)
(2)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.

Note 12. Subsequent Events

In October 2012, we agreed to purchase Williams’ 83.3 percent undivided interest and operatorship of the olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region for total consideration valued at approximately $2.364 billion, including 42,778,812 limited partner units, $25 million in cash, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. The transaction is expected to close in November 2012.

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

Williams currently holds an approximate 66 percent interest in us, comprised of an approximate 64 percent limited partner interest and all of our 2 percent general partner interest.

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

Acquisitions

In February 2012, we completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC (Laser Acquisition). These entities primarily own the Laser Gathering System, which is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as 10 miles of gathering lines in southern New York. This acquisition represents a strategic platform to enhance our expansion in the Marcellus Shale by providing our customers with both operational flow assurance and marketing flexibility. (See Results of Operations – Segments, Midstream.)

In April 2012, we completed the acquisition of 100 percent of the ownership interest in Caiman Eastern Midstream, LLC (Caiman Acquisition). The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio. We believe the acquisition will provide us with a significant footprint and growth potential in the NGL-rich portion of the Marcellus Shale. (See Results of Operations – Segments, Midstream.)

Distributions

In October 2012 our general partner’s Board of Directors approved a 2 percent increase to our quarterly distribution to unitholders. (See Management’s Discussion and Analysis of Financial Condition and Liquidity.)

Management’s Discussion and Analysis (Continued)

Overview of Nine Months Ended September 30, 2012

Net Income for the nine months ended September 30, 2012, changed unfavorably by $209 million compared to the nine months ended September 30, 2011, primarily due to lower NGL production and marketing margins, higher operating costs and selling, general, and administrative expenses (SG&A), partially offset by an increase in fee revenue. (See Results of Operations – Segments, Midstream.)

Our net cash provided by operating activities for the nine months ended September 30, 2012, decreased $187 million compared to the nine months ended September 30, 2011, primarily due to lower operating income.

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

•

In July 2012, we completed an agreement with Caiman Energy, LLC and others to develop large-scale natural gas gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and northwest Pennsylvania. The parties anticipate investing approximately $800 million in potential development over the next several years, of which we expect to fund approximately $380 million.

•

Following Williams’ spin-off of WPX Energy, Inc. (WPX) at the end of 2011 and in consideration of the growth plans of the ongoing business, Williams has initiated an effort to better align resources to support our business strategy in 2012 and beyond. This initiative is designed to enhance capabilities and determine the right organization – throughout the business areas and shared-services functions – to execute that strategy. Williams has engaged a consulting firm to assist with this project and expects to implement changes later this year through early 2013. The recommendations arising from this effort will result in changes in our current organizational structure that will impact how our businesses are managed and thus is expected to result in changes to our future segment reporting structure beginning in 2013.

•

In August 2012, we completed an equity issuance of 8,500,000 common units representing limited partner interests in us at a price of $51.43 per unit. Subsequently, we sold an additional 1,275,000 common units for $51.43 per unit to the underwriters upon the underwriters’ exercise of their option to purchase additional common units. The net proceeds of these transactions were primarily used to repay outstanding borrowings on our senior unsecured revolving credit facility (revolver).

•

In August 2012, we completed a public offering of $750 million of 3.35 percent senior unsecured notes due 2022. We used the net proceeds to repay outstanding borrowings on our revolver and for general partnership purposes.

Management’s Discussion and Analysis (Continued)

•

In October 2012, we agreed to purchase Williams’ 83.3 percent undivided interest and operatorship of an olefins-production facility located in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region for total consideration valued at approximately $2.364 billion. The acquisition is expected to bring more certainty to cash flows that are currently exposed to volatile ethane prices by shifting the commodity price exposure to ethylene. We expect to fund substantially all of the transaction with the issuance of limited partner units to Williams. The transaction is expected to close in November 2012.

Company Outlook

During the second quarter of 2012, NGL margins declined sharply largely attributable to a record-warm winter, a slowing global economy, and growing NGL supplies. The downward trend of per-unit NGL margins has leveled-off during third quarter 2012 and we anticipate a modest level of improvement through the end of the year. However, economic and commodity price indicators can be volatile and it is reasonably possible that the global economy could worsen and/or energy commodity margins may decline, negatively impacting our future operating results. Over the next few years, we expect the influence of NGL margins on our operating results to diminish as we transition to an overall business mix that is increasingly fee-based.

Our business plan for the remainder of 2012 continues to reflect both growth in distributions and significant capital investments. Our planned capital investments total approximately $8.167 billion, including equity issued in the previously discussed acquisitions. We expect to fund a significant portion of these activities through debt and/or equity issuances. We expect to maintain an attractive cost of capital and reliable access to capital markets, both of which will allow us to pursue development projects and acquisitions. We expect to be able to grow through these continued investments in our businesses in a way that meets customer needs and enhances our competitive position by:

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

We continue to address these risks through disciplined investment strategies, commodity hedging strategies, and maintaining ample liquidity from cash and cash equivalents and unused revolver capacity.

Management’s Discussion and Analysis (Continued)

Williams incurs certain corporate general and administrative costs which are charged to its business segments, including us. We expect an increase in our proportionate share of these costs in 2012, due in part to Williams’ December 2011 spin-off of WPX, its former exploration and production business.

Critical Accounting Estimates

We completed the Laser Acquisition in February 2012 and the Caiman Acquisition in April 2012. Based on the final Laser and preliminary Caiman fair value measurements, our September 30, 2012, Consolidated Balance Sheet includes $650 million of goodwill related to these acquisitions, which we allocated to our Northeast gathering and processing businesses (the reporting unit) within the Midstream segment. (See Note 2 of Notes to Consolidated Financial Statements.) We will evaluate the goodwill for impairment annually as of October 1 or more frequently if impairment indicators are present. These indicators may include materially unfavorable changes in market fundamentals such as sustained reductions in producer drilling activity, changes in our business strategy in this area, our ability to fund expected levels of investment and significantly lower than expected operating results. Our evaluation will include an assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we will further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in the amount of the excess.

As a result of these acquisitions, we have also recorded a total of approximately $1.7 billion in intangible assets as of September 30, 2012. The identifiable intangible assets recognized in the acquisitions are primarily related to gas gathering, processing and fractionation contracts and relationships with customers. These intangible assets are being amortized on a straight-line basis over an initial 30-year period during which the customer contracts and relationships are expected to contribute to our cash flows.

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

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended				Nine months ended
	September 30,				September 30,
	2012	2011	$ Change*	% Change*	2012	2011	$ Change*	% Change*
	(Millions)				(Millions)
Revenues	$1,527	$1,673	-146	-9%	$4,795	$4,923	-128	-3%
Costs and expenses:
Costs and operating expenses	1,089	1,172	+83	+7%	3,389	3,446	+57	+2%
Selling, general, and administrative expenses	86	66	-20	-30%	266	207	-59	-29%
Other (income) expense – net	9	4	-5	-125%	27	(8)	-35	NM
General corporate expenses	41	29	-12	-41%	123	86	-37	-43%

Total costs and expenses	1,225	1,271			3,805	3,731
Operating income	302	402			990	1,192
Equity earnings	30	40	-10	-25%	87	101	-14	-14%
Interest accrued – net	(101)	(102)	+1	+1%	(313)	(312)	-1	—
Interest income	1	—	+1	NM	2	1	+1	+100%
Other income (expense) – net	5	2	+3	+150%	12	5	+7	+140%

Net income	$237	$342	-105	-31%	$778	$987	-209	-21%

* + =	Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended September 30, 2012 vs. three months ended September 30, 2011

The decrease in revenues is primarily due to Midstream’s lower NGL production and marketing revenues reflecting an overall decrease in average NGL per-unit sales prices. The lower NGL marketing revenues are partially offset by higher NGL volumes and new volumes from natural gas marketing activities. These decreases are partially offset by Midstream’s increased fee revenues primarily due to higher gathering and processing fee revenues resulting from higher volumes in the Marcellus Shale, including new volumes on our recently acquired natural gas gathering and processing assets in our Ohio Valley Midstream and Susquehanna Supply Hub businesses.

The decrease in costs and operating expenses is primarily due to decreased costs at Midstream associated with NGL marketing purchases largely due to lower average NGL prices, partially offset by higher NGL volumes and new volumes from natural gas marketing activities. In addition, Midstream’s NGL production costs decreased reflecting lower average natural gas prices. These decreases are partially offset by Midstream’s higher operating costs resulting from our acquisition transactions in 2012 and increased depreciation on certain assets in the Gulf Coast region, as well as Gas Pipeline’s increased maintenance expenses.

The increase in SG&A is primarily due to an increase at Midstream reflecting higher employee-related expenses and information technology costs driven by general growth within Midstream’s business operations.

The increase in general corporate expenses includes an increase in our proportionate share of these costs as a result of Williams’ spin-off of WPX, which was completed on December 31, 2011. In addition, general corporate expenses in 2012 includes $6 million of expense related to Williams’ engagement of a consulting firm to better align resources to support our business strategy following Williams’ spin-off of WPX.

Management’s Discussion and Analysis (Continued)

The decrease in operating income generally reflects lower NGL production margins primarily driven by energy commodity price changes including lower NGL prices, partially offset by lower natural gas prices, and higher operating costs and SG&A, partially offset by increased fee revenues as previously discussed.

Equity earnings decreased primarily due to lower Discovery Producer Services LLC (Discovery) and Aux Sable Liquid Products LP (Aux Sable) equity earnings at Midstream primarily due to lower operating results.

Nine months ended September 30, 2012 vs. nine months ended September 30, 2011

The decrease in revenues is primarily due to Midstream’s lower NGL production revenues reflecting an overall decrease in average NGL per-unit sales prices. Partially offsetting this decrease is Midstream’s higher fee revenues resulting from increased gathering and processing fee revenues from higher volumes in the Marcellus Shale, including new volumes on our recently acquired gathering and processing assets in our Ohio Valley Midstream and Susquehanna Supply Hub businesses and higher volumes in the western deepwater Gulf of Mexico and in the Piceance basin. Additionally, Gas Pipeline’s higher transportation revenues from expansion projects placed into service in 2011 and 2012 also partially offset this decrease.

The decrease in costs and operating expenses is primarily due to decreased costs at Midstream associated with production of NGLs reflecting a decrease in average natural gas prices. Partially offsetting this decrease is increased operating costs at Midstream resulting from our acquisition transactions in 2012 and higher maintenance expenses, partially offset by lower costs in our Four Corners area related to the consolidation of certain operations. In addition, marketing purchases at Midstream increased primarily due to higher volumes, partially offset by significantly lower average NGL prices.

The increase in SG&A is primarily due to an increase at Midstream reflecting acquisition and transition-related costs as well as higher information technology and employee-related expenses driven by general growth within Midstream’s business operations.

The unfavorable change in other (income) expense – net within operating income primarily reflects a $15 million increase in project feasibility costs and the absence of a $10 million reversal of project feasibility costs from expense to capital in 2011, both at Gas Pipeline.

The increase in general corporate expenses is primarily due to an increase in our proportionate share of these costs as a result of Williams’ spin-off of WPX, which was completed on December 31, 2011. In addition, general corporate expenses in 2012 includes $13 million of expense due to Williams’ engagement of a consulting firm to better align resources to support our business strategy following Williams’ spin-off of WPX.

The decrease in operating income generally reflects lower NGL production margins primarily due to energy commodity price changes including lower NGL prices, partially offset by lower natural gas prices, a decrease in margins related to the marketing of NGLs, and higher operating costs and SG&A, partially offset by increased fee revenues as previously discussed.

Equity earnings decreased primarily due to lower Laurel Mountain Midstream, LLC (Laurel Mountain), Aux Sable and Discovery equity earnings at Midstream primarily reflecting lower operating results, partially offset by an increase in equity earnings at Gas Pipeline primarily resulting from the acquisition of an additional 24.5 percent interest in Gulfstream in May 2011.

Management’s Discussion and Analysis (Continued)

Results of Operations — Segments

Gas Pipeline

Overview of Nine Months Ended September 30, 2012

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

Mid-South

In August 2011, we received approval from the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $205 million. We placed the first phase of the project into service in September 2012, which increased capacity by 95 Mdth/d. We plan to place the second phase of the project into service in June 2013, which will increase capacity by an additional 130 Mdth/d.

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. We estimate the total abandonment costs, which will be capital in nature, will be approximately $92 million, which is expected to be spent through the end of 2013. As of September 30, 2012, we have incurred approximately $62 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 8 of Notes to Consolidated Financial Statements.)

Filing of Rate Cases

On August 31, 2012, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2012, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2013, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2012 and will not be subject to refund. The impact of these specific new rates that became effective October 1, 2012 is expected to reduce revenues by approximately $4 million for the period from October 1, 2012 until the remaining rates that are currently suspended become effective on March 1, 2013.

During the first quarter of 2012, Northwest Pipeline filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than current rates, will become effective January 1, 2013.

Period-Over-Period Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)		(Millions)
Segment revenues	$412	$429	$1,233	$1,252

Segment profit	$155	$170	$482	$497

Three months ended September 30, 2012 vs. three months ended September 30, 2011

Segment revenues decreased $17 million, or 4 percent, primarily due to $21 million lower system management gas sales (offset in costs and operating expenses). This decrease is partially offset by a $5 million increase in transportation revenues associated with expansion projects placed in service in 2011 and 2012.

Segment costs and expenses decreased less than $1 million, or 1 percent, primarily due to $21 million lower system management gas costs (offset in segment revenues) and $5 million lower operations and maintenance expenses related to the Eminence Storage Facility leak. These decreases are partially offset by a $12 million increase in pipeline maintenance expenses, a $7 million increase in employee related expenses, and a $6 million increase in selling, general and administrative expenses.

Segment profit decreased primarily due to the previously described changes.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2012 vs. nine months ended September 30, 2011

Segment revenues decreased $19 million, or 2 percent, primarily due to $48 million lower system management gas sales (offset in costs and operating expenses) and $4 million lower sales of base gas from Hester Storage Field. These decreases are partially offset by a $31 million increase in transportation revenues associated with expansion projects placed in service in 2011 and 2012.

Segment costs and expenses increased $8 million, or 1 percent, primarily due to a $15 million increase in project feasibility costs, a $12 million increase in employee related expenses, a $10 million increase in pipeline maintenance expense, a $9 million increase in selling, general and administrative expenses, a $5 million increase in depreciation and amortization, the absence of the $4 million gain of Hester base gas sales recorded in 2011, and the absence of a $10 million first-quarter 2011 reversal of project feasibility costs from expense to capital, associated with an expansion project, upon determining that the related project was probable of development. These increases were partially offset by $48 million lower system management gas costs (offset in segment revenues) and $11 million lower operations and maintenance expenses related to the Eminence Storage Facility leak.

Segment profit decreased primarily due to the previously described changes partially offset by a $12 million increase in equity earnings primarily due to the acquisition of an additional 24.5 percent interest in Gulfstream in May 2011.

Midstream Gas & Liquids

Overview of Nine Months Ended September 30, 2012

Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers.

Significant events during 2012 include the following:

Gulf Olefins production facilities acquisition

In October 2012, we agreed to purchase Williams’ 83.3 percent undivided interest and operatorship of the olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region. The acquisition is expected to bring more certainty to cash flows that are currently exposed to volatile ethane prices by shifting the commodity price exposure to ethylene. Located south of Baton Rouge, Louisiana, the Geismar facility is a light-end NGL cracker with current volumes of 39,000 barrels per day (bpd) of ethane and 3,000 bpd of propane and annual production of 1.35 billion pounds of ethylene. With the benefit of an expansion under way and scheduled for completion by late 2013, the facility’s annual ethylene production capacity will grow by 600 million pounds to 1.95 billion pounds. Since the owner of the remaining ownership interest in the facility is not participating in the expansion, our overall undivided interest following the expansion will be approximately 88 percent. Along with ethane, propane and ethylene, the Geismar facility also produces propylene, butadiene, and debutanized aromatic concentrate (DAC). This transaction is expected to close in November 2012.

Caiman Acquisition

In April 2012, we completed the Caiman Acquisition for consideration valued at approximately $2.3 billion. The transition of operations is nearly complete.

The acquisition provides us with a significant footprint and growth potential in the natural gas liquids-rich Ohio River Valley area of the Marcellus Shale. The existing physical assets that we acquired include a gathering system, two processing facilities and a fractionator located in northern West Virginia and establish our new Ohio Valley Midstream business. In addition to the acquisition cost, we are committing a large portion of our planned 2012 capital expenditures for expansions to the gathering system, processing facilities, and fractionator, which are currently under construction. NGL pipelines are also planned. The assets are anchored by long-term contracted commitments, including 236,000 dedicated gathering acres from 10 producers in West Virginia, Ohio, and Pennsylvania.

Management’s Discussion and Analysis (Continued)

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

Utica Shale infrastructure project

In July 2012, we completed an agreement with Caiman Energy, LLC and others to develop midstream infrastructure serving oil and natural gas producers in the Utica Shale, primarily in Ohio and northwest Pennsylvania. The parties anticipate investing approximately $800 million, over the next several years, to develop natural gas gathering and processing and the associated liquids infrastructure, of which our share is expected to be approximately $380 million.

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

Our Springville pipeline was placed into service in January 2012, allowing us to deliver approximately 300 MMcf/d into the Transco pipeline. This new take-away capacity allows full use of approximately 650 MMcf/d of capacity from various compression and dehydration expansion projects to our gathering business in northeastern Pennsylvania’s Marcellus Shale which we acquired at the end of 2010. In conjunction with a long-term agreement with a significant producer, we are operating the 33-mile, 24-inch diameter natural gas gathering pipeline, connecting a portion of our gathering assets into the Transco pipeline. Expansions to the Springville compression facilities were completed in the third quarter of 2012 to increase the capacity to approximately 625 MMcf/d.

As production in the Marcellus increases and expansion projects are completed, the Susquehanna Supply Hub is expected to reach a natural gas take away capacity of 3 billion cubic feet per day (Bcf/d) by 2015, including capacity contributions from the Constitution Pipeline associated with our Gas Pipeline segment.

Volume impacts in the third quarter

Our NGL equity sales volumes for the third quarter of 2012 were modestly impacted by maintenance on the Overland Pass Pipeline for approximately 5 days. As a result of the NGL pipeline maintenance, NGL takeaway capacity from our western plants on the Overland Pass Pipeline was reduced, which forced our western plants to reduce NGL recoveries.

In the Gulf Coast, our Mobile Bay plant was shut down for 10 days due to Hurricane Isaac. The plant and offshore platforms were evacuated during the storm. Afterwards, the plant remained shut down due to flooding issues on a third-party pipeline limiting the NGL takeaway capacity. In addition, production into Devils Tower was shut-in for various time periods due to third-party hurricane related issues. These events related to Hurricane Isaac did not have a material impact to our overall NGL production or NGL equity sales.

Management’s Discussion and Analysis (Continued)

Volatile commodity prices

Driven primarily by a sharp decline in NGL prices during the second quarter of 2012, followed by increasing natural gas prices in the third quarter of 2012, average per-unit NGL margins have declined during the first nine months of 2012 and were approximately 17 percent lower in the first nine months of 2012 than in the same period of 2011. Key factors in the NGL market weakness have been high propane inventories caused by the extremely warm winter and the effect of the propane oversupply on ethane inventories and pricing. Despite an increase in natural gas prices during the third quarter of 2012, we have benefited from lower natural gas prices in the first nine months of 2012 than in the same period of 2011, driven by abundant natural gas supplies.

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

Commodity price changes

•

We expect our average per-unit NGL margins to improve from third quarter 2012 levels such that our full year 2012 margins are expected to be comparable to our rolling five-year average per-unit NGL margins, but lower than 2011. NGL price changes have historically tracked somewhat with changes in the price of

Management’s Discussion and Analysis (Continued)

crude oil, although NGL, crude, and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets.

•

As part of our efforts to manage commodity price risks on an enterprise basis, we continue to evaluate our commodity hedging strategies. To reduce the exposure to changes in market prices, we have entered into NGL swap agreements to fix the prices of approximately 12 percent to 14 percent of our anticipated NGL sales volumes and an approximate corresponding portion of anticipated shrink natural gas requirements for the remainder of 2012. The combined impact of these energy commodity derivatives, designated as cash flow hedges will ensure a margin on the hedged volumes of $61 million. The following table presents our energy commodity hedging instruments as of September 30, 2012.

Management’s Discussion and Analysis (Continued)

			Weighted
		Volumes	Average Hedge
	Period	Hedged	Price
Designated as hedging instruments:			(per gallon)
NGL sales - propane (million gallons)	Oct - Dec 2012	8.2	$1.31
NGL sales - isobutane (million gallons)	Oct - Dec 2012	7.6	$1.95
NGL sales - normal butane (million gallons)	Oct - Dec 2012	7.6	$1.82
NGL sales - natural gasoline (million gallons)	Oct - Dec 2012	13.9	$2.32
			(per MMbtu	)
Natural gas purchases (Tbtu)	Oct - Dec 2012	3.9	$2.62

Gathering, processing, and NGL sales volumes

•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by natural gas prices.

•

In our onshore businesses, we anticipate significant growth in our natural gas gathering volumes as our infrastructure grows to support drilling activities in the Marcellus Shale region. We anticipate equity NGL volumes in 2012 to be comparable to 2011. Sustained low natural gas prices could discourage producer drilling activities in certain of our onshore areas and unfavorably impact the supply of natural gas available to gather and process in 2013 and the long term.

•

In our businesses in the Gulf Coast, we expect higher gas gathering, processing, and crude transportation volumes compared to the latter half of 2011, as production flowing through our Perdido Norte pipelines becomes consistent and other in-process drilling is completed. In the Gulf Coast, our customers’ drilling activities are primarily focused on crude oil economics, rather than natural gas. We have not experienced, and do not anticipate an overall significant decline in volumes due to reduced drilling activities.

•	We anticipate higher general and administrative, operating, and depreciation expense supporting our growing operations in the Marcellus Shale area, Piceance basin, and western Gulf of Mexico.

Expansion Projects

We expect to invest total capital of $7.4 billion to $7.6 billion in 2012. We plan to pursue expansion and growth opportunities in the Marcellus Shale region, Gulf of Mexico, and Piceance basin.

Our ongoing major expansion projects include the following:

•	Expansion of the Susquehanna Supply Hub in northeastern Pennsylvania, as previously discussed.

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

•

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. Construction is underway and the project is expected to be in service in 2014. We may consider a partner for this project.

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

•

Through our equity investment in Overland Pass Pipeline Company LLC (OPPL), we are participating in the construction of a pipeline connection and capacity expansions, expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

Period-Over-Period Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)
Segment revenues	$1,115	$1,244	$3,562	$3,671

Segment profit	$218	$301	$718	$882

Three months ended September 30, 2012 vs. three months ended September 30, 2011

The decrease in segment revenues includes:

•

A $99 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $121 million associated with an overall 36 percent decrease in average NGL per-unit sales prices. Average ethane and non-ethane per-unit prices decreased by 60 percent and 23 percent, respectively.

•

A $51 million decrease in marketing revenues primarily due to lower NGL prices, partially offset by higher NGL and crude volumes, as well as new volumes from natural gas marketing activities. These changes are offset by similar changes in marketing purchases and resulted in insignificant margins in the third quarter of 2012.

•

A $27 million increase in fee revenues primarily due to higher volumes in the Marcellus Shale, including new volumes on our recently acquired natural gas gathering and processing assets in our Ohio Valley Midstream and Susquehanna Supply Hub businesses.

Management’s Discussion and Analysis (Continued)

Segment costs and expenses decreased $58 million, or 6 percent, including:

•	A $57 million decrease in marketing purchases primarily due to lower average NGL prices, partially offset by higher NGL and crude volumes, as well as new volumes from natural gas marketing activities.

•	A $32 million decrease in costs associated with our equity NGLs primarily due to a 35 percent decrease in average natural gas prices.

•

A $23 million increase in operating costs primarily due to higher depreciation and amortization of assets and intangibles acquired in 2012 and increased depreciation on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.

•

A $15 million increase in general and administrative expenses including increases in employee-related expenses and information technology costs driven by general growth within our business operations, along with acquisition and transition-related costs.

The decrease in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.

The decrease in Midstream’s segment profit includes:

•	A $67 million decrease in NGL margins driven primarily by commodity price changes including lower NGL prices, partially offset by lower natural gas prices.

•	A $23 million increase in operating costs as previously discussed.

•	A $15 million increase in general and administrative expenses as previously discussed.

•

A $12 million decrease in equity earnings primarily due to $5 million lower Discovery equity earnings, primarily due to lower NGL margins and volumes, and $5 million lower Aux Sable equity earnings, primarily due to lower NGL margins.

•	A $27 million increase in fee revenues as previously discussed.

Nine months ended September 30, 2012 vs. nine months ended September 30, 2011

The decrease in segment revenues includes:

•

A $210 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $225 million associated with an overall 24 percent decrease in average NGL per-unit sales prices. Average ethane and non-ethane per-unit prices decreased by 41 percent and 13 percent, respectively.

•

A $110 million increase in fee revenues primarily due to higher volumes in the Marcellus Shale, including new volumes on our recently acquired gathering and processing assets in our Ohio Valley Midstream and Susquehanna Supply Hub businesses; higher volumes in the western deepwater Gulf of Mexico, including higher volumes on our Perdido Norte natural gas and oil pipelines; and higher volumes in the Piceance basin.

•	Marketing revenues are comparable primarily due to a significant decrease in NGL prices, offset by higher NGL and crude volumes, as well as new volumes from natural gas marketing activities.

Management’s Discussion and Analysis (Continued)

Segment costs and expenses increased $29 million, or 1 percent, including:

•

A $53 million increase in operating costs including higher depreciation and amortization of assets and intangibles, along with maintenance costs associated with assets acquired in 2012 and higher turbine and engine maintenance expenses, partially offset by lower costs in our Four Corners area related to the consolidation of certain operations.

•

A $51 million increase in general and administrative expenses including $22 million of Caiman and Laser acquisition and transition-related costs, as well as increases in information technology and employee-related expenses driven by general growth within our business operations.

•

A $45 million increase in marketing purchases primarily due to higher NGL and crude volumes, as well as new volumes from natural gas marketing activities, partially offset by significantly lower average NGL prices. The changes in natural gas marketing purchases are offset by similar changes in natural gas marketing revenues and resulted in insignificant margins in 2012.

•	A $114 million decrease in costs associated with our equity NGLs primarily due to a 36 percent decrease in average natural gas prices.

The decrease in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.

The decrease in Midstream’s segment profit includes:

•	A $96 million decrease in NGL margins driven primarily by commodity price changes including lower NGL prices, partially offset by lower natural gas prices.

•	A $53 million increase in operating costs as previously discussed.

•	A $51 million increase in general and administrative expenses as previously discussed.

•

A $48 million decrease in margins related to the marketing of NGLs primarily due to the impact of a significant and rapid decline in NGL prices during the second quarter of 2012 while product was in transit compared to periods of increasing prices during 2011.

•

A $26 million decrease in equity earnings primarily due to $11 million lower Laurel Mountain equity earnings driven by higher operating costs, including depreciation, and lower gathering rates indexed to natural gas prices, partially offset by higher gathered volumes; $8 million lower Aux Sable equity earnings primarily due to lower NGL margins; and $8 million lower Discovery equity earnings primarily due to lower NGL margins and volumes.

•	A $110 million increase in fee revenues as previously discussed.

Management’s Discussion and Analysis (Continued)

Management’s Discussion and Analysis of Financial Condition and Liquidity

Outlook

The sharp decline in NGL margins during the second quarter of 2012 has reduced the expected level of operating cash flows from certain of our businesses in 2012. The downward trend of per-unit NGL margins has leveled off during third quarter 2012 and we anticipate a modest level of improvement through the end of the year. Although our cash flows are impacted by fluctuations in energy commodity prices, further reduction in expected energy commodity prices would be somewhat mitigated by certain of our cash flow streams that are not directly impacted by short-term commodity price movements, as follows:

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

We continue to believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2012:

•

We increased our per-unit quarterly distribution with respect to the third quarter of 2012 from $0.7925 to $0.8075. We expect to increase quarterly limited partner cash distributions by approximately 8 percent in 2012.

•

We expect to fund capital and investment expenditures, debt service payments, distributions to unitholders and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, cash proceeds from common unit and/or long-term debt issuances and utilization of our revolver as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.725 billion and $1.875 billion in 2012. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

•

In October 2012, we agreed to purchase Williams’ 83.3 percent undivided interest and operatorship in an olefins-production facility located in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region for total consideration valued at approximately $2.364 billion, including 42,778,812 limited partner units, $25 million in cash, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. The acquisition is expected to bring more certainty to cash flows that are currently exposed to volatile ethane prices by shifting the commodity price exposure to ethylene. The transaction is expected to close in November 2012.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2012. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Cash proceeds from offerings of our common units and/or long-term debt;

•	Use of our revolver, as needed and available.

Management’s Discussion and Analysis (Continued)

We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Payment of debt maturities (pursuant to expected issuances of new long-term debt);

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and/or general partner.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity margins from expected 2012 levels;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

Available Liquidity	September 30, 2012
(Millions)
Cash and cash equivalents	$368
Capacity available under our $2.4 billion five-year revolver (expires June 3, 2016) (1)	2,400

$2,768

(1)	In September 2012, we amended our existing $2 billion five-year revolver to increase the aggregate commitments by $400 million. The full amount of the revolver is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $400 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the revolver to the extent not otherwise utilized by the other co-borrowers. At September 30, 2012, we are in compliance with the financial covenants associated with this revolver. (See Note 6 of Notes to Consolidated Financial Statements.)

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

Management’s Discussion and Analysis (Continued)

Debt Offerings

In August 2012, we completed a public offering of $750 million of our 3.35 percent senior unsecured notes due in 2022. We used the $745 million net proceeds to repay outstanding borrowings under our revolver and for general partnership purposes.

In July 2012, Transco received net proceeds of $395 million from the issuance of $400 million of 4.45 percent senior unsecured notes due in 2042. These proceeds were used to repay Transco’s $325 million 8.875 percent notes and for general corporate purposes, including capital expenditures.

Equity Offerings

In August 2012, we completed an equity issuance of 8,500,000 common units representing limited partner interests in us at a price of $51.43 per unit. Subsequently, we sold an additional 1,275,000 common units for $51.43 per unit to the underwriters upon the underwriters’ exercise of their option to purchase additional common units. The net proceeds of $488 million were used to repay outstanding borrowings under our revolver and for general partnership purposes.

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

In April 2012, we also issued 16,360,133 common units to Williams for $1 billion, which was used to fund a portion of the cash purchase price of the Caiman Acquisition.

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

Acquisitions

In April 2012, we completed the Caiman Acquisition in exchange for aggregate consideration of $1.72 billion in cash, net of purchase price adjustments, and 11,779,296 of our common units.

In February 2012, we completed the Laser Acquisition in exchange for $325 million in cash, net of cash acquired in the transaction, and 7,531,381 of our common units.

Credit Ratings

The table below presents our current credit ratings and outlook on our senior unsecured long-term debt.

Senior Unsecured
Rating Agency	Date of Last Change	Outlook	Debt Rating
Standard & Poor’s	March 5, 2012	Stable	BBB

Moody’s Investors Service	February 27, 2012	Stable	Baa2

Fitch Ratings	February 9, 2012	Positive	BBB-

Management’s Discussion and Analysis (Continued)

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of September 30, 2012, we estimate that a downgrade to a rating below investment grade could require us to post up to $400 million in additional collateral with third parties.

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

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity method investments for 2012. The amounts presented for expansion do not include equity issued in association with the Laser and Caiman Acquisitions, and the Geismar dropdown of approximately $3.5 billion. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	Maintenance		Expansion		Total
		Nine Months		Nine Months		Nine Months
	2012	Ended	2012	Ended	2012	Ended
Segment	Estimate	September 30, 2012	Estimate	September 30, 2012	Estimate	September 30, 2012
	(Millions)
Gas Pipeline	$315-365	$230	$325-350	$221	$640-715	$451
Midstream	110-130	72	3,755-3935	3,207	3,865-4,065	3,279

Total	$425-495	$302	$4,080-4,285	$3,428	$4,505-4,780	$3,730

Management’s Discussion and Analysis (Continued)

See Results of Operations – Segments, Gas Pipeline and Midstream for discussions describing the general nature of these expenditures.

Cash Distributions to Unitholders

We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased our quarterly distribution from $0.7925 to $0.8075 per unit, which resulted in a third quarter 2012 distribution of approximately $394 million that will be paid on November 9, 2012, to the general and limited partners of record at the close of business on November 2, 2012. (See Note 3 of Notes to Consolidated Financial Statements).

Williams has agreed to temporarily waive its incentive distribution rights related to the common units issued to Williams and the seller of Caiman Eastern Midstream, LLC, in connection with our acquisition of that entity. The incentive distribution rights waived relative to distributions paid in 2012 will be $24 million.

Sources (Uses) of Cash

	Nine months ended September 30,
	2012	2011
	(Millions)
Net cash provided (used) by:
Operating activities	$1,330	$1,517
Financing activities	2,414	(624)
Investing activities	(3,539)	(937)

Increase (decrease) in cash and cash equivalents	$205	$(44)

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2012, decreased $187 million compared to the nine months ended September 30, 2011, due primarily to lower operating income.

Financing activities

Significant transactions include:

•	$460 million received in revolver borrowings during third quarter 2012 for general partnership purposes, including capital expenditures;

•	$745 million net proceeds received from our August 2012 public offering of $750 million of senior unsecured notes due in 2022;

•	$395 million net proceeds received from Transco’s July 2012 issuance of $400 million of senior unsecured notes due in 2042;

•	$488 million received from our third quarter 2012 equity offering;

•	$581 million received from our second quarter 2012 equity offering;

•	$1 billion received from Williams for common units issued, used for the funding of a portion of the cash purchase price of the Caiman Acquisition;

Management’s Discussion and Analysis (Continued)

•	$490 million received from our first quarter 2012 equity offering;

•	$500 million received in borrowings from our previous $2 billion revolver for capital expenditures and general partnership purposes during second quarter 2012;

•	$805 million of revolver borrowings paid during third quarter 2012;

•	$325 million paid to retire Transco’s 8.875 percent notes upon their maturity on July 15, 2012;

•	$155 million of revolver borrowings paid during second quarter 2012;

•	$1,046 million and $830 million related to quarterly cash distributions paid to limited partner unitholders and our general partner in 2012 and 2011, respectively;

•	$375 million received from Transco’s issuance of senior unsecured notes in August 2011;

•	$300 million paid to retire Transco’s senior unsecured notes that matured in August 2011;

•

$300 million received in revolver borrowings from our previous $1.75 billion unsecured credit facility used to acquire a 24.5 percent interest in Gulfstream from Williams in May 2011. This obligation was transferred to our previous $2 billion credit facility at its inception in June 2011;

•	$150 million paid to retire senior unsecured notes that matured in June 2011;

•	$123 million distributed to Williams related to the excess purchase price over the contributed basis of Gulfstream in May 2011.

Investing activities

Significant transactions include:

•	$1.72 billion paid, net of purchase price adjustments, for the Caiman Acquisition in April 2012;

•	$325 million paid, net of cash acquired in the transaction, for the Laser Acquisition in March 2012;

•	Capital expenditures in 2012 and 2011 totaled $1,288 million and $598 million, respectively;

•	We contributed $282 million and $140 million to our equity method investments in 2012 and 2011, respectively;

•	$174 million related to our acquisition of a 24.5 percent interest in Gulfstream from Williams in May 2011.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2012.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of NGLs and natural gas, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining a conservative capital structure and significant liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 9 of Notes to Consolidated Financial Statements.)

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

Trading

Our limited trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of less than $0.1 million at September 30, 2012 and December 31, 2011. The value-at-risk for contracts held for trading purposes was zero at September 30, 2012, and less than $0.1 million at December 31, 2011.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from natural gas purchase and NGL sale activities. The fair value of our nontrading derivatives was a net asset of $16 million at September 30, 2012, and a net asset of $1 million at December 31, 2011. The value-at-risk for derivative contracts held for nontrading purposes was $1 million at September 30, 2012, and zero at December 31, 2011.

Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net asset value of $15 million at September 30, 2012, and zero at December 31, 2011. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

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

Third-Quarter 2012 Changes in Internal Controls

There have been no changes during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

In September 2011, the Colorado Department of Public Health and Environment issued a Notice of Violation for alleged violations of the Colorado Clean Water Act related to excavation work being done for our Crawford Trail Pipeline. In August 2012, we settled with the agency for $275,000.

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

Item 6. Exhibits

Exhibit No.		Description

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, and 8 (filed on August 2, 2012 as Exhibit 3.3 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Third Supplemental Indenture (including Form of 3.35% Senior Notes due 2022), dated as of August 14, 2012, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 14, 2012 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1	—	Commitment Increase and First Amendment Agreement, dated as of September 25, 2012, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, the Issuing Banks, and Citibank N.A., as administrative agent (filed on September 27, 2012 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101.INS	—	XBRL Instance Document.

*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.

*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P. (Registrant) By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

October 31, 2012

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—	Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.2	—	Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517)) and incorporated herein by reference.

Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, and 8 (filed on August 2, 2012 as Exhibit 3.3 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—	Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 4.1	—	Third Supplemental Indenture (including Form of 3.35% Senior Notes due 2022), dated as of August 14, 2012, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 14, 2012 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.1		Commitment Increase and First Amendment Agreement, dated as of September 25, 2012, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, the Issuing Banks, and Citibank N.A., as administrative agent (filed on September 27, 2012 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges

*Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**Exhibit 32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101.INS	—	XBRL Instance Document

Exhibit No.		Description

*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema

*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.