Form 10-K
period 2012-12-31
Williams Partners L.P.
filed 2013-02-27
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common units held by non-affiliates based on the closing sale price of such units as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second quarter was approximately $5,812,902,304.

The registrant had 397,963,199 common units outstanding as of February 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None

WILLIAMS PARTNERS L.P.

FORM 10-K

DEFINITIONS

We use the following oil and gas measurements and industry terms in this report:

Barrel: One barrel of petroleum products equals 42 U.S. gallons.

Bcf: One billion cubic feet of natural gas.

Bcf/d: One bcf of natural gas per day.

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

Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which we account for as equity investments, including principally Discovery Producer Services LLC, Gulfstream Natural Gas System, L.L.C., Laurel Mountain Midstream, LLC, Aux Sable Liquid Products L.P., Caiman Energy II, LLC, and Overland Pass Pipeline Company LLC.

Throughput: The volume of product transported or passing through a pipeline, plant, terminal or other facility.

PART I

Item 1. Business

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

WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents electronically with the U.S. Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). These reports include, among other disclosures, information on any transactions we may engage in with our general partner and its affiliates and on fees and other amounts paid or accrued to our general partner and its affiliates. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain such reports from the SEC’s Internet website at www.sec.gov.

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

GENERAL

We are a publicly traded Delaware limited partnership formed by The Williams Companies, Inc. (Williams) in 2005. We were formed to own, operate and acquire a diversified portfolio of complementary energy assets. We focus on natural gas transportation; gathering, treating, and processing; storage; NGL fractionation; olefins production; and oil transportation. Williams owns an approximate 68 percent limited partnership interest in us and all of our 2 percent general partner interest.

Williams is an energy infrastructure company that trades on the New York Stock Exchange (NYSE) under the symbol “WMB.”

Our principal executive offices are located at One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 918-573-2000.

ORGANIZATIONAL RESTRUCTURING

Following Williams’ spin-off of WPX Energy, Inc. (WPX) at the end of 2011 and in consideration of our growth plans, Williams initiated an organizational restructuring evaluation to better align resources to support an ongoing business strategy to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. As a result of this review, management implemented a new structure, effective January 1, 2013, that generally organizes our businesses into geographically based operational areas. These operating areas, including the comprised components, are presented below in comparison to our current reportable segment presentation:

Beginning with the reporting of first-quarter 2013 results, we will change our segment reporting structure to align with the new operating areas resulting from the organizational restructuring, as this will be consistent with the manner in which our Chief Operating Decision Maker will evaluate performance and make resource allocation decisions. Our reportable segments will be Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services, as reflected above.

Information in this report has generally been prepared consistent with the manner in which we have prepared our consolidated financial statements and presented such information to our Chief Operating Decision Maker as of December 31, 2012 and for the periods then ended which is consistent with the reportable segment presentation in our consolidated financial statements in Part II, Item 8 of this document, which reflects our segment reporting structure prior to the 2013 restructuring. These segments are discussed in further detail in the following sections.

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

•

Midstream Gas & Liquids — this segment includes our natural gas gathering, treating and processing business, and olefins production business and is comprised of several wholly owned and partially owned subsidiaries.

Detailed discussion of each of our business segments follows.

Gas Pipeline

We own and operate a combined total of approximately 13,700 miles of pipelines with a total annual throughput of approximately 3,400 TBtu of natural gas and peak-day delivery capacity of approximately 14 MMdth of natural gas. Gas Pipeline consists primarily of Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline GP (Northwest Pipeline). We hold interests in joint venture interstate and intrastate natural gas pipeline systems including a 50 percent interest in Gulfstream Natural Gas System, LLC (Gulfstream) and a 51 percent interest in Constitution Pipeline Company, LLC (Constitution).

Transco

Transco is an interstate natural gas transmission company that owns and operates a 9,800-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and 12 southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, Washington, D.C., New York, New Jersey and Pennsylvania.

Pipeline system and customers

At December 31, 2012, Transco’s system had a mainline delivery capacity of approximately 5.8 MMdth of natural gas per day from its production areas to its primary markets, including delivery capacity from the mainline to locations on its Mobile Bay Lateral. Using its Leidy Line along with market-area storage and transportation capacity, Transco can deliver an additional 4.0 MMdth of natural gas per day for a system-wide delivery capacity total of approximately 9.8 MMdth of natural gas per day. Transco’s system includes 45 compressor stations, four underground storage fields, and an LNG storage facility. Compression facilities at sea level-rated capacity total approximately 1.5 million horsepower.

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

Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of natural gas. At December 31, 2012, our customers had stored in our facilities approximately 150 Bcf of natural gas. In addition, wholly owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, LLC, an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits Transco’s customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

Transco expansion projects

The pipeline projects listed below were completed during 2012 or are future significant pipeline projects for which Transco has customer commitments.

Mid-South

The Mid-South Expansion Project involves an expansion of Transco’s mainline from Station 85 in Choctaw County, Alabama, to markets as far downstream as North Carolina. The capital cost of the project is estimated to be approximately $200 million. Transco placed the first phase of the project into service in September 2012, which increased capacity by 95 Mdth/d. Transco plans to place the second phase into service in June 2013, which is expected to increase capacity by an additional 130 Mdth/d.

Mid-Atlantic Connector

The Mid-Atlantic Connector Project involves an expansion of Transco’s mainline from an existing interconnection in North Carolina to markets as far downstream as Maryland. The capital cost of the project was approximately $60 million. The project was placed into service in the first quarter of 2013, increasing capacity by 142 Mdth/d.

Northeast Supply Link

In November 2012, Transco received approval from the FERC to expand its existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. The capital cost of the project is estimated to be approximately $390 million. Transco plans to place the project into service in November 2013, and it is expected to increase capacity by 250 Mdth/d.

Rockaway Delivery Lateral

In January 2013, Transco filed an application with the FERC for the construction of a three-mile offshore lateral to a distribution system in New York. The capital cost of the project is estimated to be approximately $180 million. Transco plans to place the project into service during the second half of 2014, with an expected capacity of 647 Mdth/d.

Virginia Southside

In December 2012, Transco filed an application with the FERC to expand Transco’s existing natural gas transmission system from the Zone 6 Station 210 Pooling Point in New Jersey to Dominion Virginia Power’s proposed power station in Brunswick County, Virginia, and our Cascade Creek interconnect with East Tennessee Natural Gas and our Pleasant Hill delivery point to Piedmont Natural Gas Company, Inc. in North Carolina. The capital cost of the project is estimated to be approximately $300 million. Transco plans to place the project into service in September 2015, and is expected to increase capacity by 270 Mdth/d.

Leidy Southeast

The Leidy Southeast Project involves an expansion of Transco’s existing natural gas transmission system from the Marcellus Shale production region in Pennsylvania to a pooling point in Alabama. Transco anticipates filing an application with the FERC in the fourth quarter of 2013. The capital cost of the project is estimated to be approximately $600 million. Transco plans to place the project into service in December 2015, and it is expected to increase capacity by 469 Mdth/d.

Northwest Pipeline

Northwest Pipeline is an interstate natural gas transmission company that owns and operates a natural gas pipeline system extending from the San Juan basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon, and Washington to a point on the Canadian border near Sumas, Washington. Northwest Pipeline provides services for markets in Washington, Oregon, Idaho, Wyoming, Nevada, Utah, Colorado, New Mexico, California and Arizona directly or indirectly through interconnections with other pipelines.

Pipeline system and customers

At December 31, 2012, Northwest Pipeline’s system, having long-term firm transportation agreements including peaking service of approximately 3.9 MMdth/d, was composed of approximately 3,900 miles of mainline and lateral transmission pipelines and 41 transmission compressor stations having a combined sea level-rated capacity of approximately 472,000 horsepower.

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

Northwest Pipeline owns a one-third interest in the Jackson Prairie underground storage facility in Washington and contracts with a third party for storage service in the Clay basin underground field in Utah. Northwest Pipeline also owns and operates an LNG storage facility in Washington. These storage facilities have an aggregate working gas storage capacity of 14.2 MMdth of natural gas, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable Northwest Pipeline to balance daily receipts and deliveries and provide storage services to certain customers.

Northwest Pipeline expansion project

North and South Seattle Lateral Delivery Expansions

Northwest Pipeline has executed agreements with a customer to expand the North and South Seattle laterals and provide additional lateral capacity of approximately 80 Mdth/d and 74 Mdth/d, respectively. Northwest Pipeline estimates the expansion of the two laterals to cost between $32 million and $36 million. We placed North Seattle into service in November 2012. South Seattle is currently targeted for service in fall 2013.

Gulfstream

Gulfstream is a natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. We own, through a subsidiary, a 50 percent interest in Gulfstream. Spectra Energy Corporation, through its subsidiary, and Spectra Energy Partners, LP, own the other 50 percent interest. We share operating responsibilities for Gulfstream with Spectra Energy Corporation and accounts for this using the equity method as described in Note 1 of our Notes to Consolidated Financial Statements.

Constitution Pipeline

In April 2012, we began the FERC pre-filing process for a new interstate gas pipeline project. We currently own 51 percent of Constitution Pipeline with two other parties holding 25 percent and 24 percent, respectively. We will be the operator of Constitution Pipeline. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. The total cost of the entire project is estimated to be $680 million. We plan to place the project into service in March 2015, with an expected capacity of 650 thousand dekatherms per day (Mdth/d). The pipeline is fully subscribed with two shippers. We expect to file a FERC application during the second quarter of 2013.

Midstream Gas & Liquids

Our Midstream Gas & Liquids segment (Midstream), one of the nation’s largest natural gas gatherers and processors, has primary service areas concentrated in major producing basins in Colorado, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio. The primary businesses are: (1) natural gas gathering, treating, and processing; (2) NGL fractionation, storage, and transportation; (3) oil transportation; and (4) olefins production. These fall within the middle of the process of taking raw natural gas and crude oil from the producing fields to the consumer.

Key variables for our business will continue to be:

•	Retaining and attracting customers by continuing to provide reliable services;

•	Revenue growth associated with additional infrastructure either completed or currently under construction;

•	Disciplined growth in our core service areas and new step-out areas;

•	Producer drilling activities impacting natural gas supplies supporting our gathering and processing volumes;

•	Prices impacting our commodity-based activities.

Expansion Projects

The midstream projects listed below were completed during 2012 or are future significant projects.

Northeast

Ohio Valley

In April 2012, we completed the acquisition of 100 percent of the ownership interest in Caiman Eastern Midstream, LLC (Caiman Acquisition). The acquisition provides us with a significant footprint and growth potential in the natural gas liquids-rich Ohio River Valley area of the Marcellus Shale. Several projects were completed in the fourth quarter of 2012 increasing our gathering, processing and fractionating capacities. The Fort Beeler plant complex has 320 MMcf/d of cryogenic processing capacity currently available. The Moundsville fractionator is now in service with approximately 13 Mbbls/d of NGL handling capacity. An NGL pipeline, connecting the Fort Beeler plant to the Moundsville fractionator has also been completed and is in service.

We also have expansions currently under construction to our natural gas gathering system, processing facilities and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility which is expected to add 200 MMcf/d of processing capacity in the first quarter of 2013. By the end of 2013, we expect our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity and additional fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 Mbbls/d.

Caiman II

In July 2012, we formed Caiman Energy II, LLC with Caiman Energy, LLC and others to develop large-scale natural gas gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and northwest Pennsylvania. As a result, through our 47.5 percent ownership, we plan to contribute $380 million through 2014 to fund a portion of Blue Racer Midstream, a joint project formed in December 2012 between Caiman Energy II, LLC and another party.

Susquehanna Supply Hub

In February 2012, we completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC (Laser Acquisition). The gathering system is comprised of 33 miles of 16-inch natural gas pipeline and associated gathering facilities in Susquehanna County, in northeastern Pennsylvania, as well as 10 miles of gathering pipeline in southern New York. The acquisition is supported by existing long-term gathering agreements that provide acreage dedications and volume commitments.

Our Springville pipeline, a 33-mile, 24-inch diameter natural gas gathering pipeline, connecting a portion of our gathering assets into the Transco pipeline, was placed into service in January 2012, and expansions were completed in the third quarter of 2012 allowing us to deliver approximately 625 MMcf/d into the Transco pipeline. This new take-away capacity allows full use of approximately 1.6 Bcf/d of capacity from various compression and dehydration expansion projects to our gathering business in northeastern Pennsylvania’s Marcellus Shale which we acquired at the end of 2010.

As production in the Marcellus increases and expansion projects are completed, the Susquehanna Supply Hub is expected to reach a natural gas take away capacity of 3 Bcf/d by 2015, including capacity contributions from the Constitution Pipeline.

Laurel Mountain Midstream

In addition, we plan expansions to our gathering system infrastructure through capital to be invested within our Laurel Mountain equity investment, also in the Marcellus Shale region.

Atlantic-Gulf

Gulfstar FPS™ Deepwater Project

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. Construction is underway and the project is expected to be in service in 2014. In January 2013, we agreed to sell a 49 percent ownership interest in our Gulfstar FPS™ project to a third party. The transaction is expected to close in second-quarter 2013, at which time we expect the third party will contribute $225 million to fund its proportionate share of the project costs, following with monthly capital contributions to fund its share of ongoing construction.

Keathley Canyon Connector™

Our equity investee which we operate, Discovery Producer Services LLC (Discovery), plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline from a third-party floating production facility located in the Keathley Canyon production area in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. Pre-construction activities have begun; the pipeline is expected to be laid in 2013 and in service in mid-2014.

West

Parachute

In conjunction with a basin-wide agreement for all gathering and processing services provided by us to WPX in the Piceance basin, we plan to construct a 350 MMcf/d cryogenic natural gas processing plant. The Parachute TXP I plant is expected to be in service in 2014.

NGL & Petchem Services

Overland Pass Pipeline

Through our equity investment in Overland Pass Pipeline Company LLC, we are participating in the construction of a pipeline connection and capacity expansions, expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

Geismar

With the benefit of a $350-$400 million expansion under way and scheduled for completion by late 2013, the facility’s annual ethylene production capacity will grow by 600 million pounds to 1.95 billion pounds. Along with ethane, propane and ethylene, the Geismar facility also produces propylene, butadiene, and debutanized aromatic concentrate (DAC). The additional capacity will be wholly owned by us and is expected to increase our share of the Geismar production facility to over 88 percent.

In the fourth quarter of 2012, we also completed the construction of a pipeline which is capable of supplying 12 Mbbls/d of ethane to our Geismar olefins production facility from Discovery’s Paradis fractionator.

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

•	Normal butane, isobutane and natural gasoline, primarily used by the refining industry as blending stocks for motor gasoline or as a petrochemical feedstock.

Our gas processing services generate revenues primarily from the following three types of contracts:

•

Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the Btu heating value. Our customers are entitled to the NGLs produced in connection with this type of processing agreement. Beginning in 2013, a portion of our fee-based processing revenues will include a share of the margins on the NGLs produced. For the year ended December 31, 2012, 63 percent of the NGL production volumes were under fee-based contracts.

•

Keep-whole: Under keep-whole contracts, we (1) process natural gas produced by customers, (2) retain some or all of the extracted NGLs as compensation for our services, (3) replace the Btu content of the retained NGLs that were extracted during processing with natural gas purchases, also known as shrink replacement gas and (4) deliver an equivalent Btu content of natural gas for customers at the plant outlet. NGLs we retain in connection with this type of processing agreement are referred to as our equity NGL production. Under these agreements, we have commodity price exposure on the difference between NGL and natural gas prices. For the year ended December 31, 2012, 34 percent of the NGL production volumes were under keep-whole contracts.

•

Percent-of-Liquids: Under percent-of-liquids processing contracts, we (1) process natural gas produced by customers, (2) deliver to customers an agreed-upon percentage of the extracted NGLs, (3) retain a portion of the extracted NGLs as compensation for our services, and (4) deliver natural gas to customers at the plant outlet. Under this type of contract, we are not required to replace the Btu content of the retained NGLs that were extracted during processing, and are therefore only exposed to NGL price movements. NGLs we retain in connection with this type of processing agreement are also referred to as our equity NGL production. For the year ended December 31, 2012, 3 percent of the NGL production volumes were under percent-of-liquids contracts.

Our gathering and processing agreements have terms ranging from month-to-month to the life of the producing lease. Generally, our gathering and processing agreements are long-term agreements.

Demand for new gas gathering and processing services is dependent on producers’ drilling activities, which is impacted by the strength of the economy, natural gas prices, and the resulting demand for natural gas by manufacturing and industrial companies and consumers. Our gas gathering and processing customers are generally natural gas producers who have proved and/or producing natural gas fields in the areas surrounding our infrastructure. During 2012, our facilities gathered and processed gas for approximately 220 customers. Our top six gathering and processing customers accounted for approximately 54 percent of our gathering and processing revenue.

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

Geographically, our Midstream natural gas assets are positioned to maximize commercial and operational synergies with our other assets. For example, most of our offshore gathering and processing assets attach, and process or condition natural gas supplies delivered, to the Transco pipeline. Our San Juan basin, southwest Wyoming and Piceance systems are capable of delivering residue gas volumes into Northwest Pipeline’s interstate system in addition to third-party interstate systems. Our gathering system in Pennsylvania delivers residue gas volumes into Transco’s pipeline in addition to third-party interstate systems.

We own and operate gas gathering, processing and treating assets within the states of Wyoming, Colorado, New Mexico, Pennsylvania, and West Virginia. We also own and operate gas gathering and processing assets and pipelines primarily within the onshore, offshore shelf, and deepwater areas in and around the Gulf Coast states of Texas, Louisiana, Mississippi, and Alabama.

The following table summarizes our significant operated natural gas gathering assets as of December 31, 2012:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins
West
Rocky Mountain	Wyoming	3,587	1.1	100%	Wamsutter & SW Wyoming
Four Corners	Colorado & New Mexico	3,823	1.8	100%	San Juan
Piceance	Colorado	328	1.4	(2)	Piceance

Northeast
Ohio Valley	West Virginia	101	0.8	100%	Appalachian
Pennsylvania & New York	Pennsylvania & New York	191	1.7	100%	Appalachian
Laurel Mountain (1)	Pennsylvania	2,013	0.6	51%	Appalachian

Atlantic-Gulf
Canyon Chief & Blind Faith	Deepwater Gulf of Mexico	139	0.5	100%	Eastern Gulf of Mexico
Seahawk	Deepwater Gulf of Mexico	115	0.4	100%	Western Gulf of Mexico
Perdido Norte	Deepwater Gulf of Mexico	105	0.3	100%	Western Gulf of Mexico
Offshore shelf & other	Gulf of Mexico	46	0.2	100%	Eastern Gulf of Mexico
Offshore shelf & other	Gulf of Mexico	245	0.9	100%	Western Gulf of Mexico
Discovery (1)	Gulf of Mexico	358	0.6	60%	Central Gulf of Mexico

(1)

Statistics reflect 100 percent of the assets from the jointly owned investments that we operate; however, our financial statements report equity method income from these investments based on our equity ownership percentage.

(2)

We own 60 percent of a gathering system in the Ryan Gulch area, which we operate, with 140 miles of pipeline and 200 MMcf/d of inlet capacity. We own and operate 100 percent of the balance of the Piceance gathering system.

In addition we own and operate several natural gas treating facilities in New Mexico, Colorado, Texas, and Louisiana which bring natural gas to specifications allowable by major interstate pipelines. At our Milagro treating facility, we also use gas-driven turbines to produce approximately 60 mega-watts per day of electricity which we primarily sell into the local electrical grid.

The following table summarizes our significant operated natural gas processing facilities as of December 31, 2012:

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
West
Opal	Opal, WY	1.5	70	100%	SW Wyoming
Echo Springs	Echo Springs, WY	0.7	58	100%	Wamsutter
Ignacio	Ignacio, CO	0.5	23	100%	San Juan
Kutz	Bloomfield, NM	0.2	12	100%	San Juan
Willow Creek	Rio Blanco County, CO	0.5	30	100%	Piceance
Parachute	Garfield County, CO	1.4	7	(2)	Piceance

Northeast
Fort Beeler	Marshall County, WV	0.3	37	100%	Appalachian

Atlantic-Gulf
Markham	Markham, TX	0.5	45	100%	Western Gulf of Mexico
Mobile Bay	Coden, AL	0.7	30	100%	Eastern Gulf of Mexico
Discovery (1)	Larose, LA	0.6	32	60%	Central Gulf of Mexico

(1)

Statistics reflect 100 percent of the assets from the jointly owned investments that we operate; however, our financial statements report equity method income from these investments based on our equity ownership percentage.

(2)

We own 60 percent of the Sagebrush plant, which we operate, with an inlet capacity of 35 MMcf/d and NGL handling capacity of less than 1 Mbbls/d. We own and operate 100 percent of the balance of the Parachute plant complex.

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

The following table summarizes our significant crude oil transportation pipelines as of December 31, 2012:

	Crude Oil Pipelines
	Pipeline Miles	Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Mountaineer & Blind Faith	155	150	100%	Eastern Gulf of Mexico
BANJO	57	90	100%	Western Gulf of Mexico
Alpine	96	85	100%	Western Gulf of Mexico
Perdido Norte	74	150	100%	Western Gulf of Mexico

The following table summarizes our production handling platforms as of December 31, 2012:

	Production Handling Platforms
	Gas Inlet Capacity (MMcf/d)	Crude/NGL Handling Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Devils Tower	210	60	100%	Eastern Gulf of Mexico
Canyon Station	500	16	100%	Eastern Gulf of Mexico
Discovery Grand Isle 115 (1)	150	10	60%	Central Gulf of Mexico

(1)

Statistics reflect 100 percent of the assets from the jointly owned investments that we operate; however, our financial statements report equity method income from these investments based on our equity ownership percentage.

NGL & Petchem Services

Gulf Olefins

In November 2012, we purchased Williams’ 83.3 percent undivided interest and operatorship of the olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region. Our olefins business also operates an ethylene storage hub at Mont Belvieu using leased third-party underground storage caverns.

Our olefins production facility has a total production capacity of 1.35 billion pounds of ethylene and 90 million pounds of propylene per year. Our feedstocks for the cracker are ethane and propane; as a result, these assets are primarily exposed to the price spread between ethane and propane, and ethylene and propylene, respectively. Ethane and propane are available for purchase from third parties and from affiliates. We own ethane and propane pipeline systems in Louisiana that provide feedstock transportation to the Geismar plant and other third-party crackers. In the fourth quarter of 2012, we placed a pipeline in service that has the capacity to supply 12 Mbbls/d of ethane from Discovery’s Paradis fractionator to the Geismar plant.

Our refinery grade propylene splitter has a production capacity of approximately 500 million pounds per year of propylene. At our propylene splitter, we purchase refinery grade propylene and fractionate it into polymer grade propylene and propane; as a result this asset is exposed to the price spread between those commodities.

As a merchant producer of ethylene and propylene, our product sales are to customers for use in making plastics and other downstream petrochemical products destined for both domestic and export markets.

Marketing services

We market NGL products to a wide range of users in the energy and petrochemical industries. The NGL marketing business transports and markets equity NGLs from the production at our processing plants, and also markets NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers, and the NGL volumes owned by Discovery. The NGL marketing business bears the risk of price changes in these NGL volumes while they are being transported to final sales delivery points. In order to meet sales contract obligations, we may purchase products in the spot market for resale. Other than a long-term agreement to sell our equity NGLs transported on Overland Pass Pipeline to ONEOK Hydrocarbon L.P., the majority of sales are based on supply contracts of one year or less in duration. Sales to ONEOK Hydrocarbon L.P., accounted for 14 percent, 17 percent, and 15 percent of our consolidated revenues in 2012, 2011, and 2010, respectively.

In certain situations to facilitate our gas gathering and processing activities, we buy natural gas from our producer customers for resale.

We also market olefin products to a wide range of users in the energy and petrochemical industries. In order to meet sales contract obligations, we may purchase olefin products for resale.

Other NGL & Petchem Operations

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

We own approximately 178 miles of pipelines in the Houston Ship Channel area which transport a variety of products including ethane, propane, ammonia, tertiary butyl alcohol and other industrial products used in the petrochemical industry. We also own a tunnel crossing pipeline under the Houston Ship Channel which contains multiple pipelines which are leased to third parties.

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

Laurel Mountain

We own a 51 percent interest in a joint venture, Laurel Mountain Midstream, LLC (Laurel Mountain), in the Marcellus Shale located in western Pennsylvania. Laurel Mountain’s assets, which we operate, include a gathering system of approximately 2,000 miles of pipeline with a capacity of approximately 630 MMcf/d. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with some exposure to natural gas prices, to gather the anchor customer’s production in the western Pennsylvania area of the Marcellus Shale. Construction is ongoing for numerous new pipeline segments and compressor stations, the largest of which is our Shamrock compressor station.

Overland Pass Pipeline

We operate and own a 50 percent ownership interest in Overland Pass Pipeline Company LLC (OPPL). OPPL includes a 760-mile NGL pipeline from Opal, Wyoming, to the Mid-Continent NGL market center near Conway, Kansas, along with 150—and 125-mile extensions into the Piceance and Denver-Julesberg basins in Colorado, respectively. Our equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term transportation agreement. We are constructing a pipeline connection and capacity expansions expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

Operating Statistics

The following table summarizes our significant operating statistics for Midstream:

	2012	2011	2010
Volumes: (1)
Gathering (Tbtu)	1,616	1,377	1,262
Plant inlet natural gas (Tbtu)	1,638	1,592	1,599
NGL production (Mbbls/d) (2)	206	189	178
NGL equity sales (Mbbls/d) (2)	77	77	80
Crude oil transportation (Mbbls/d) (2)	126	105	94
Geismar ethylene sales (millions of pounds)	1,058	1,038	981

(1)	Excludes volumes associated with partially owned assets such as our Discovery and Laurel Mountain investments that are not consolidated for financial reporting purposes.

(2)	Annual average Mbbls/d.

REGULATORY MATTERS

Gas Pipeline and Midstream Gathering

FERC

Our gas pipeline interstate transmission and storage activities are subject to FERC regulation under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978, and, as such, its rates and charges for the transportation of natural gas in interstate commerce, its accounting, and the extension, enlargement or abandonment of its jurisdictional facilities, among other things, are subject to regulation. Each gas pipeline company holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities and properties for which certificates are required under the NGA. FERC Standards of Conduct govern how our interstate pipelines communicate and do business with gas marketing employees. Among other things, the Standards of Conduct require that interstate pipelines not operate their systems to preferentially benefit gas marketing functions.

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

We also own interests in and operate two offshore transmission pipelines that are regulated by the FERC because they are deemed to transport gas in interstate commerce. Black Marlin Pipeline Company provides transportation service for offshore Texas production in the High Island area and redelivers that gas to intrastate pipeline interconnects near Texas City. Discovery provides transportation service for offshore Louisiana production from the South Timbalier, Grand Isle, Ewing Bank and Green Canyon (deepwater) areas to an onshore processing facility and downstream interconnect points with major interstate pipelines. In addition, Williams Partners owns a 50 percent interest in, and is the operator of OPPL, which is an interstate natural gas liquids pipeline regulated by the FERC pursuant to the Interstate Commerce Act. OPPL provides transportation service pursuant to tariffs filed with the FERC.

Pipeline Safety

Our gas pipeline and midstream pipelines are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, and the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. The U.S. Department of Transportation (USDOT) administers federal pipeline safety laws.

Federal pipeline safety laws authorize USDOT to establish minimum safety standards for pipeline facilities and persons engaged in the transportation of gas or hazardous liquids by pipeline. These safety standards apply to the design, construction, testing, operation, and maintenance of gas and hazardous liquids pipeline facilities affecting interstate or foreign commerce. USDOT has also established reporting requirements for operators of gas and hazardous liquid pipeline facilities, as well as provisions for establishing the qualification of pipeline personnel and requirements for managing the integrity of gas transmission and distribution lines and certain hazardous liquid pipelines. To ensure compliance with these provisions, USDOT performs pipeline safety inspections and has the authority to initiate enforcement actions.

Federal pipeline safety regulations contain an exemption that applies to gathering lines in certain rural locations. A substantial portion of our gathering lines qualify for that exemption and are currently not regulated under federal law. However, USDOT is completing a congressionally-mandated review of the adequacy of the existing federal and state regulations for gathering lines and has indicated that it may apply additional safety standards to rural gas gathering lines in the future.

States are preempted by federal law from regulating pipeline safety for interstate pipelines but most are certified by USDOT to assume responsibility for enforcing intrastate pipeline safety regulations and inspecting intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, they vary considerably in their authority and capacity to address pipeline safety. Our pipelines are designed, operated, and maintained to keep the facilities in compliance with state pipeline safety requirements.

On January 3, 2012, the Pipeline Safety Act was enacted. The Pipeline Safety Act requires USDOT to complete a number of reports in preparation for potential rulemakings. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely-controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements. USDOT is considering these and other provisions in the Pipeline Safety Act and has sought public comment on changes to the standards in its pipeline safety regulations.

Pipeline Integrity Regulations

Transco and Northwest Pipeline have developed an Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for transmission pipelines that could affect high consequence areas in the event of pipeline failure. The Integrity Management Program includes a baseline assessment plan along with periodic reassessments to be completed within required timeframes. In meeting the integrity regulations, Transco and Northwest Pipeline have identified high consequence areas and developed baseline assessment plans. Transco and Northwest Pipeline completed assessment within required timeframe, with one exception which was reported to PHMSA. We estimate that the cost to complete the remediation associated with the 2012 assessments will be approximately $20 million, most of which we expect to be 2013 capital expenditures. Ongoing periodic reassessments and initial assessments of any new high consequence areas will be completed within the timeframes required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Transco’s and Northwest Pipeline’s rates.

State Gathering Regulation

Our onshore midstream gathering operations are subject to regulation by states in which we operate. Of the states where our midstream business gathers gas, currently only Texas actively regulates gathering activities. Texas regulates gathering primarily through complaint mechanisms under which the state commission may resolve disputes involving an individual gathering arrangement.

OCSLA

Our offshore midstream gathering is subject to the Outer Continental Shelf Lands Act (OCSLA). Although offshore gathering facilities are not subject to the NGA, offshore transmission pipelines are subject to the NGA, and in recent years the FERC has taken a broad view of offshore transmission, finding many shallow-water pipelines to be jurisdictional transmission. Most offshore gathering facilities are subject to the OCSLA, which provides in part that outer continental shelf pipelines “must provide open and nondiscriminatory access to both owner and nonowner shippers.”

Olefins

Our olefins assets are regulated by the Louisiana Department of Environmental Quality, the Texas Railroad Commission, and various other state and federal entities regarding our liquids pipelines.

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

For additional information regarding the potential impact of federal, state, tribal or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – We are subject to risks associated with climate change and the regulation of greenhouse gas emissions. – Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs, liabilities and expenditures and could exceed current expectations and – Increased regulation of energy extraction activities, including hydraulic fracturing, could result in reductions or delays in drilling and completing new oil and natural gas wells, which could decrease the volumes of natural gas and other products that we transport, gather, process and treat” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental” and “Environmental Matters” in Note 15 of our Notes to Consolidated Financial Statements.

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

Local distribution company (LDC) and electric industry restructuring by states have affected pipeline markets. Pipeline operators are increasingly challenged to accommodate the flexibility demanded by customers and allowed under tariffs. The state plans have in some cases discouraged LDCs from signing long-term contracts for new capacity.

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

Ethylene and propylene markets, and therefore our olefins business, compete in a worldwide marketplace. Due to our NGL feedstock position at Geismar, we expect to benefit from the lower cost position in North America versus other crude based feedstocks worldwide. The majority of North American olefins producers have significant downstream petrochemical manufacturing for plastics and other products. As such, they buy or sell ethylene and propylene as required. We operate as a merchant seller of olefins with no downstream manufacturing, and therefore can be either a supplier or a competitor at any given time to these other companies. Accordingly, we believe that we are often not considered by such companies to be a direct competitor. We compete on the basis on service, price and availability of the products we produce.

For additional information regarding competition for our services or otherwise affecting our business, please refer to “Risk Factors – The long-term financial condition of our natural gas transportation and midstream businesses is dependent on the continued availability of natural gas supplies in the supply basins that we access, demand for those supplies in our traditional markets, and the prices of natural gas,” “–Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results, “and “– We may not be able to replace, extend, or add additional customer contracts or contracted volumes on favorable terms, if at all, which could affect our financial condition, the amount of cash available to pay distribution, and our ability to grow.”

EMPLOYEES

We do not have any employees. We are managed and operated by the directors and officers of our general partner. At February 1, 2013, our general partner or its affiliates employed approximately 3,658 full-time employees. Additionally, our general partner and its affiliates provide general and administrative services to us. For further information, please read “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence — Reimbursement of Expenses of our General Partner.”

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date,” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of cash distributions to unitholders;

•	Seasonality of certain business components; and

•	Natural gas, natural gas liquids and olefins prices and demand.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•

Whether we have sufficient cash from operations to enable us to pay current and expected levels of cash distributions, if any following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

•	Availability of supplies, market demand, volatility of prices, and the availability and cost of capital;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Ability to acquire new businesses and assets and integrate those operations and assets into our existing businesses, as well as expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with future weather conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Prices for NGLs, olefins, natural gas, oil and other commodities, are volatile and this volatility could adversely affect our financial results, cash flows, access to capital and ability to maintain our existing businesses.

Our revenues, operating results, future rate of growth and the value of certain components of our businesses depend primarily upon the prices of NGLs, olefins, natural gas, oil, or other commodities, and the differences between prices of these commodities. Price volatility can impact both the amount we receive for our products and services and the volume of products and services we sell. Prices affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Any of the foregoing can also have an adverse effect on our business, results of operations and financial condition and our ability to make cash distributions to unitholders.

The markets for NGLs, olefins, natural gas, oil and other commodities are likely to continue to be volatile. Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty and other factors that are beyond our control, including:

•	Worldwide and domestic supplies of and demand for natural gas, NGLs, olefins, oil, petroleum, and related commodities;

•	Turmoil in the Middle East and other producing regions;

•	The activities of the Organization of Petroleum Exporting Countries;

•	Terrorist attacks on production or transportation assets;

•	Weather conditions;

•	The level of consumer demand;

•	The price and availability of other types of fuels or feedstock;

•	The availability of pipeline capacity;

•	Supply disruptions, including plant outages and transportation disruptions;

•	The price and quantity of foreign imports of natural gas and oil;

•	Domestic and foreign governmental regulations and taxes;

•	Volatility in the natural gas and oil markets;

•	The overall economic environment;

•	The credit of participants in the markets where products are bought and sold; and

•	The adoption of regulations or legislation relating to climate change and changes in natural gas production from exploration and production areas that we serve.

The long-term financial condition of our natural gas transportation and midstream businesses is dependent on the continued availability of natural gas supplies in the supply basins that we access, demand for those supplies in our traditional markets, and the prices of natural gas.

The development of the additional natural gas reserves that are essential for our natural gas transportation and midstream businesses to thrive requires significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to our pipeline systems. Low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital for these projects could adversely affect the development and production of additional reserves, as well as gathering, storage, pipeline transportation and import and export of natural gas supplies, adversely impacting our ability to fill the capacities of our gathering, transportation and processing facilities.

Production from existing wells and natural gas supply basins with access to our pipeline and gathering systems will also naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for our customers. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas transported on or gathered through our pipeline systems and cash flows associated with the gathering and transportation of natural gas, our customers must compete with others to obtain adequate supplies of natural gas. In addition, if natural gas prices in the supply basins connected to our pipeline systems are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply areas, if natural gas supplies are diverted to serve other markets in which we have a limited or no presence, if development in new supply basins where we do not have significant gathering or pipeline systems reduces demand for our services, or if environmental regulators restrict new natural gas drilling, the overall volume of natural gas transported, gathered and stored on our systems would decline, which could have a material adverse effect on our business, financial condition and results of operations, and our ability to make cash distributions to unitholders. In addition, new LNG import facilities built near our markets could result in less demand for our gathering and transportation facilities.

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

We may acquire new facilities or businesses or expand our existing facilities or businesses to capture anticipated future growth in natural gas production that does not ultimately materialize. As a result, our new or expanded facilities or businesses may not achieve profitability. In addition, the process of integrating newly acquired or constructed assets into our operations may result in unforeseen operating difficulties, may absorb significant management attention and may require financial resources that would otherwise be available for the ongoing development and expansion of our existing operations. Future acquisitions or construction projects may require substantial new capital and could result in the incurrence of indebtedness, additional liabilities and excessive costs that could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to unitholders. If we issue additional common units in connection with growth activities, unitholders’ ownership interest in us may be diluted and distributions to unitholders may be reduced. Further, any limitations on our access to capital, including limitations caused by illiquidity in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all.

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

•	We may lose all or part of our investment value or be required to contribute additional capital to support businesses or properties acquired;

•	We may assume liabilities that were not disclosed to us or that exceed our estimates;

•

We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and

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

We do not own all of the interests in the Partially Owned Entities, which could adversely affect our ability to operate and control these assets in a manner beneficial to us.

Because we do not control the Partially Owned Entities, we may have limited flexibility to control the operation of or cash distributions received from these entities. The Partially Owned Entities’ organizational documents require distribution of their available cash to their members on a quarterly basis; however, in each case, available cash is reduced, in part, by reserves appropriate for operating the businesses. At December 31, 2012, our investments in the Partially Owned Entities accounted for approximately 9 percent of our total consolidated assets. We expect that conflicts of interest may arise in the future between us, on the one hand, and our Partially Owned Entities, on the other hand, with regard to our Partially Owned Entities’ governance, business, and operations. If a conflict of interest arises between us and a partially owned entity, other owners may control the Partially Owned Entity’s actions with respect to such matter (subject to certain limitations), which could be detrimental to our business. Any future disagreements with the other co-owners of these assets could adversely affect our ability to respond to changing economic or industry conditions, which could have a material adverse effect on our business, financial condition, results of operations, and ability to make cash distributions to unitholders.

We may not have sufficient cash from operations to enable us to make cash distributions or to maintain current or expected levels of cash distributions following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

We may not have sufficient available cash from operating surplus each quarter to make cash distributions or maintain current or expected levels of cash distributions. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	The amount of cash that our subsidiaries and the Partially Owned Entities distribute to us;

•

The amount of cash we generate from our operations, which is subject to prices we obtain for our services, the prices of natural gas, NGLs and olefins, and the volumes of gas we process and NGLs and olefins we fractionate and store, and our operating costs;

•	The level of capital expenditures we make;

•	The restrictions contained in our indentures and credit facility and our debt service requirements;

•	The cost of acquisitions, if any;

•	Fluctuations in our working capital needs; and

•	Our ability to borrow.

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

We have numerous competitors in all aspects of our businesses, and additional competitors may enter our markets. Some of our competitors are large oil, natural gas and petrochemical companies that have greater access to supplies of natural gas and NGLs than we do. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make investments or acquisitions. Other companies with which we compete may be able to respond more quickly to new laws or regulations or emerging technologies or to devote greater resources to the construction, expansion or refurbishment of their facilities than we can. Similarly, a highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions to unitholders.

We may not be able to replace, extend, or add additional customer contracts or contracted volumes on favorable terms, if at all, which could affect our financial condition, the amount of cash available to pay distributions, and our ability to grow.

We rely on a limited number of customers and producers for a significant portion of our revenues and supply of natural gas and NGLs. Although many of our customers and suppliers are subject to long-term contracts, if we are unable to replace or extend such contracts or add additional customers, each on favorable terms, if at all, our financial condition, growth plans, and the amount of cash available to pay distributions could be adversely affected. Our ability to replace, extend, or add additional significant customer or supplier contracts on favorable terms is subject to a number of factors, some of which are beyond our control, including, but not limited to:

•	The level of existing and new competition in our businesses or from alternative fuel sources, such as electricity, coal, fuel oils, or nuclear energy.

•

Natural gas, NGL, and olefins prices, demand, availability and margins in our markets. Higher prices for energy commodities related to our businesses could result in a decline in the demand for those commodities and, therefore, in customer contracts or throughput on our pipeline systems. Also, lower energy commodity prices could result in a decline in the production of energy commodities resulting in reduced customer contracts, supply contracts, and throughput on our pipeline systems.

•	General economic, financial markets and industry conditions.

•	The effects of regulation on us, our customers and contracting practices.

Our operations are subject to operational hazards and unforeseen interruptions for which they may not be adequately insured.

There are operational risks associated with the gathering, transporting, storage, processing and treating of natural gas, the fractionation, transportation and storage of NGLs, processing of olefins, and crude oil transportation and production handling, including:

•	Hurricanes, tornadoes, floods, fires, extreme weather conditions and other natural disasters;

•	Aging infrastructure and mechanical problems;

•	Damages to pipelines and pipeline blockages or other pipeline interruptions;

•	Uncontrolled releases of natural gas (including sour gas), NGLs, brine or industrial chemicals;

•	Collapse or failure of storage caverns;

•	Operator error;

•	Damage caused by third party activity, such as operation of construction equipment;

•	Pollution and other environmental risks;

•	Fires, explosions, craterings and blowouts;

•	Truck and rail loading and unloading;

•	Operating in a marine environment; and

•	Terrorist attacks or threatened attacks on our facilities or those of other energy companies.

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

Although we maintain property insurance on certain physical assets that we own, lease or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets or the entire amount of business interruption loss we may experience. In addition, certain perils may be excluded from coverage or be sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self insure a portion of our risks. We do not insure our onshore underground pipelines for physical damage, except at certain locations such as river crossings and compressor stations. Offshore assets are covered for property damage when loss is due to a named windstorm event, but coverage for loss caused by a named windstorm is significantly sub-limited and subject to a large deductible. All of our insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured it could adversely affect our operations and financial condition.

In addition, to the insurance coverage described above, Williams is a member of Oil Insurance Limited (OIL), and we are an insured of OIL, an energy industry mutual insurance company, which provides coverage for damage to our property. As an insured of OIL, we are allocated a portion of shared losses and premiums in proportion to our assets. As an insured member of OIL, Williams shares in the losses among other OIL members even if its property is not damaged, and as a result, we may share in any such losses incurred by Williams.

Furthermore, any insurance company that provides coverage to us may experience negative developments that could impair their ability to pay any of our claims. As a result, we could be exposed to greater losses than anticipated and may have to obtain replacement insurance, if available, at a greater cost.

The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to repay our debt and make cash distributions to unitholders.

Our assets and operations can be adversely affected by weather and other natural phenomena.

Our assets and operations, especially those located offshore, can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. A significant disruption in operations or a significant liability for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Acts of terrorism could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our assets and the assets of our customers and others may be targets of terrorist activities that could disrupt our business or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport or distribute natural gas, NGLs or other commodities. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and on our ability to make cash distributions to unitholders.

Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.

We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational and safety systems that operate our pipelines, plants and assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists,” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. We could also face attempts to unauthorized gain access to information related to our assets by targeting acts of deception against individuals with authorized access to physical locations or information.

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

We could be subject to penalties and fines if we fail to comply with laws governing our businesses.

Our businesses are regulated by numerous governmental agencies including, but not limited to, the FERC, the EPA and the PHMSA. Should we fail to comply with applicable statutes, rules, regulations and orders, our businesses could be subject to substantial penalties and fines. For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,000,000 per day for each violation and under the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, the PHMSA has civil penalty authority up to $200,000 per day, with a maximum of $2 million for any related series of violations. Any material penalties or fines under these or other statutes, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operations and cash flows, and on our ability to make cash distributions to unitholders.

The natural gas sales, transportation and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines, including a reasonable rate of return.

The natural gas sales, transmission and storage operations of the gas pipelines are subject to federal, state and local regulatory authorities. Specifically, their interstate pipeline transportation and storage service is subject to regulation by the FERC. The federal regulation extends to such matters as:

•	Transportation and sale for resale of natural gas in interstate commerce;

•	Rates, operating terms and conditions of service, including initiation and discontinuation of service;

•	The types of services the gas pipelines may offer to their customers;

•	Certification and construction of new interstate pipelines and storage facilities;

•	Acquisition, extension, disposition or abandonment of existing interstate pipelines and storage facilities;

•	Accounts and records;

•	Depreciation and amortization policies;

•	Relationships with affiliated companies who are involved in marketing functions of the natural gas business;

•	Market manipulation in connection with interstate sales, purchases or transportation of natural gas.

Under the NGA, the FERC has authority to regulate providers of natural gas pipeline transportation and storage services in interstate commerce, and such providers may only charge rates that have been determined to be just and reasonable by the FERC. In addition, the FERC prohibits providers from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.

Regulatory actions in these areas can affect our business in many ways, including decreasing tariff rates and revenues, decreasing volumes in our pipelines, increasing our costs and otherwise altering the profitability of our pipeline business.

The rates, terms and conditions for interstate gas pipeline services are set forth in their respective FERC-approved tariffs. Any successful complaint or protest against the rates of the gas could have an adverse impact on their revenues associated with providing transportation services.

We are subject to risks associated with climate change and the regulation of greenhouse gas emissions.

Climate change and the costs that may be associated with its impacts and with the regulation of emissions of greenhouse gases (“GHGs”) have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks.

In addition, legislative and regulatory responses related to GHGs and climate change creates the potential for financial risk. In 2009, the U.S. Environmental Protection Agency (“EPA”) issued a final determination that six GHG emissions are a threat to public safety and welfare and, in 2011, the EPA implemented permitting for new and/or modified large sources of GHG emissions. Increased public awareness and concern over climate change may result in additional state, regional and/or federal requirements to reduce or mitigate GHG emissions. The U.S. Congress and certain states have for some time been considering various forms of legislation related to GHG emissions and additional regulation of GHG emissions in our industry may be implemented under existing Clean Air Act programs, including the New Source Performance Standards program. There have also been international efforts seeking legally binding reductions in emissions of GHGs.

Regulatory actions by the EPA or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Legislation or regulations that may be adopted to address climate change could also affect the markets for our products and services by making our products and services less desirable than competing sources of energy.

Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs, liabilities and expenditures that could exceed current expectations.

Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, storage, processing and treating of natural gas, fractionation, transportation and storage of NGLs, processing of olefins, and crude oil transportation and production handling, and as a result, we may be required to make substantial expenditures that could exceed current expectations. Our operations are subject to extensive federal, state, tribal, and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment and the security of chemical and industrial facilities.

Various governmental authorities, including the EPA, the U.S. Department of the Interior, the Bureau of Indian Affairs and analogous state agencies and tribal governments, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations and delays in granting permits.

There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to our handling of the products as they are gathered, transported, processed, fractionated and stored, air emissions related to our operations, historical industry operations, waste and waste disposal practices, and the prior use of flow meters containing mercury. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil and wastes on, under or from our properties and facilities. Private parties, including the owners of properties through which our pipeline and gathering systems pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

Our business may be adversely affected by changed regulations and increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of these laws or regulations, or the laws and regulations themselves, change, our assumptions and expectations may also change, and any new capital costs incurred to comply with such changes may not be recoverable under our regulatory rate structure or our customer contracts.

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

Increased regulation of energy extraction activities, including hydraulic fracturing, could result in reductions or delays in drilling and completing new oil and natural gas wells, which could decrease the volumes of natural gas and other products that we transport, gather, process and treat.

Hydraulic fracturing, a practice involving the injection of water, sand and chemicals under pressure into tight geologic formations to stimulate oil and natural gas production, is currently exempt from federal regulation pursuant to the federal Safe Drinking Water Act (except when the fracturing fluids or propping agents contain diesel fuels). However, public concerns have been raised related to its potential environmental impact and there have been recent initiatives at the federal, state and local levels to regulate or otherwise restrict the use of hydraulic fracturing. Several states have adopted regulations that impose permitting, disclosure and well-completion requirements on hydraulic fracturing operations. The EPA has also announced regulatory and enforcement initiatives related to hydraulic fracturing and other natural gas extraction and production activities. We cannot predict whether any additional federal, state or local laws or regulations will be enacted in this area and if so, what their provisions would be.

If new regulations are imposed related to oil and gas extraction, or if additional levels of reporting, regulation or permitting moratoria are required or imposed related to hydraulic fracturing, the volumes of natural gas and other products that we transport, gather, process and treat could decline and our results of operations could be adversely affected.

If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues and cash available to pay distributions could be adversely affected.

We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Because we do not own these third-party pipelines or other facilities, their continuing operation is not within our control. If these pipelines or facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas or NGL products to end use markets or to receive deliveries of mixed NGLs, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnect or in operations on third-party pipelines or facilities that would cause a material reduction in volumes transported on our pipelines or our gathering systems or processed, fractionated, treated or stored at our facilities could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions to unitholders.

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

Certain inquiries, investigations and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our revenues and net income or increase our operating costs in other ways. Current legal proceedings or other matters against us including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.

In addition, existing regulations might be revised or reinterpreted, new laws and regulations might be adopted or become applicable to us, our facilities or our customers, and future changes in laws and regulations could have a material adverse effect on our financial condition, results of operations, ability to pay interest on our indebtedness and ability to make cash distributions to unitholders. For example, various legislative and regulatory reforms associated with pipeline safety and integrity have been proposed or enacted, including the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 enacted on January 3, 2012. This law will result in the promulgation of new regulations to be administered by the Pipeline and Hazardous Materials Safety Administration (PHMSA) affecting the operations of our gas pipelines including, but not limited to, requirements relating to pipeline inspection, installation of additional valves and other equipment and records verification. These reforms and any future changes in related laws and regulations could significantly increase our costs and impact our operations. In addition, the FERC or competition in our markets may not allow us to recover such costs in the rates we charge for our services.

Certain of our gas pipeline services are subject to long-term, fixed-price contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts.

Our gas pipelines provide some services pursuant to long-term, fixed price contracts. It is possible that costs to perform services under such contracts will exceed the revenues they collect for their services. Although most of the services are priced at cost-based rates that are subject to adjustment in rate cases, under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” that may be above or below the FERC regulated cost-based rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs that could be produced by inflation or other factors relating to the specific facilities being used to perform the services.

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

Our businesses may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are reduced energy demand and lower prices for our products and services, increased difficulty in collecting amounts owed to us by our customers and a reduction in our credit ratings (either due to tighter rating standards or the negative impacts described above), which could reduce our access to credit markets, raise the cost of such access or require us to provide additional collateral to our counterparties. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have recently been affected by concerns over U.S. fiscal policy, including uncertainty regarding federal spending and tax policy, as well as the U.S. federal government’s debt ceiling and the federal deficit. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manners described above.

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

A downgrade of our credit ratings might increase our cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:

•	Economic downturns;

•	Deteriorating capital market conditions;

•	Declining market prices for natural gas, NGLs, olefins, oil, and other commodities;

•	Terrorist attacks or threatened attacks on our facilities or those of other energy companies; and

•	The overall health of the energy industry, including the bankruptcy or insolvency of other companies.

Credit rating agencies perform independent analysis when assigning credit ratings. This analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the ratings agencies and no assurance can be given that we will maintain our current credit ratings.

We are exposed to the credit risk of our customers and counterparties, and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies may not be adequate to fully eliminate customer and counterparty credit risk. We cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including declines in our customers’ and counterparties’ creditworthiness. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make cash distributions to unitholders.

Restrictions in our debt agreements and our leverage may affect our future financial and operating flexibility.

Our total outstanding long-term debt (including current portion) as of December 31, 2012, was $8.4 billion.

The agreements governing our indebtedness contain covenants that restrict our and our material subsidiaries’ ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to make certain distributions during the continuation of an event of default and our and our material subsidiaries’ ability to enter into certain affiliate transactions and certain restrictive agreements and to change the nature of our business. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Williams’ debt agreements contain similar covenants with respect to Williams and its subsidiaries, including us.

Our debt service obligations and the covenants described above could have important consequences. For example, they could:

•	Make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;

•	Impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general partnership purposes or other purposes;

•	Adversely affect our ability to pay cash distributions to unitholders;

•	Diminish our ability to withstand a continued or future downturn in our business or the economy generally;

•

Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general partnership purposes or other purposes;

•

Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to expand or pursue our business activities and preventing us from engaging in certain transactions that might otherwise be considered beneficial to us;

•	Place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

Our ability to comply with our debt covenants, to repay, extend or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control and may differ materially from our current assumptions. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to comply with these covenants, meet our debt service obligations or obtain future credit on favorable terms, or at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion and Analysis of Financial Condition and Liquidity”.

We are not prohibited under our indentures from incurring additional indebtedness. Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above, and could adversely affect our ability to repay our existing indebtedness.

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

Institutional knowledge residing with current employees nearing retirement eligibility or with former Williams employees might not be adequately preserved.

In certain areas of our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age, or are no longer available to Williams, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.

We might not be able to successfully manage the risks associated with selling and marketing products in the wholesale energy markets.

Our portfolio of derivative and other energy contracts may consist of wholesale contracts to buy and sell commodities, including contracts for natural gas, NGLs, olefins, and other commodities that are settled by the delivery of the commodity or cash throughout the United States. If the values of these contracts change in a direction or manner that we do not anticipate or cannot manage, it could negatively affect our results of operations. In the past, certain marketing and trading companies have experienced severe financial problems due to price volatility in the energy commodity markets. In certain instances this volatility has caused companies to be unable to deliver energy commodities that they had guaranteed under contract. If such a delivery failure were to occur in one of our contracts, we might incur additional losses to the extent of amounts, if any, already paid to, or received from, counterparties. In addition, in our businesses, we often extend credit to our counterparties. Despite performing credit analysis prior to extending credit, we are exposed to the risk that we might not be able to collect amounts owed to

us. If the counterparty to such a transaction fails to perform and any collateral that secures our counterparty’s obligation is inadequate, we will suffer a loss. Downturns in the economy or disruptions in the global credit markets could cause more of our counterparties to fail to perform than we expect.

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

In an effort to manage our financial exposure related to commodity price and market fluctuations, we have entered, and may in the future enter, into contracts to hedge certain risks associated with our assets and operations. In these hedging activities, we have used, and may in the future use, fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract. For example, a forward contract that would be effective in hedging commodity price volatility risks would not hedge the contract’s counterparty credit or performance risk. Therefore, unhedged risks will always continue to exist. While we attempt to manage counterparty credit risk within guidelines established by our credit policy, we may not be able to successfully manage all credit risk and as such, future cash flows and results of operations could be impacted by counterparty default.

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

The impact of changes in market prices for NGLs and natural gas on the average prices paid or received by us may be reduced based on the level of our hedging activities. These hedging arrangements may limit or enhance our margins if the market prices for NGLs or natural gas were to change substantially from the price established by the hedges. In addition, our hedging arrangements expose us to risk of financial loss in certain circumstances, including instances in which:

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

In July 2010, federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be transacted on exchanges for which cash collateral will be required. These new rules and regulations could increase the cost of derivative contracts or reduce the availability of derivatives. Although we believe the derivative contracts that we enter into should not be impacted by position limits and should to a large extent be exempt from the requirement to trade these transactions on exchanges and to clear those transactions through a central clearing house or to post collateral, the impact upon our businesses will depend on the outcome of the implementing regulations that are continuing to be adopted by the Commodities Futures Trading Commission.

A number of our financial derivative transactions used for hedging purposes are currently executed on exchanges and cleared through clearing houses that already require the posting of margins based on initial and variation requirements. Final rules promulgated under the Dodd-Frank Act may require us to post additional cash or new margin to the clearing house or to our counterparties in connection with our hedging transactions. Posting such additional cash collateral could impact liquidity and reduce our cash available for capital expenditures or other partnership purposes. A requirement to post cash collateral could therefore reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future, which might change the way analysts measure our business or financial performance.

Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, and companies’ relationships with their independent public accounting firms. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board, the SEC or the FERC could enact new accounting standards or the FERC could issue rules that might impact how we are required to record revenues, expenses, assets, liabilities and equity. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations, and financial condition and our ability to make cash distributions to unitholders.

Failure of our service providers or disruptions to outsourcing relationships might negatively impact our ability to conduct our business.

We rely on Williams for certain services necessary for us to be able to conduct our business. Certain of Williams’ accounting and information technology functions that we rely on are currently provided by third party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these agreements could be disrupted. Similarly, the expiration of such agreements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on Williams and others as service providers and on Williams’ outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, results of operations and financial condition.

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

•

Williams owns common units representing an approximate 68 percent limited partner interest in us, and if a vote of limited partners is required in which Williams is entitled to vote, Williams will be able to vote its units in accordance with its own interests, which may be contrary to our interests or the interests of our unitholders;

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

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding common units is required to remove our general partner. As of December 31, 2012, our general partner and its affiliates own approximately 69 percent of our outstanding common units and, as a result, our public unitholders cannot remove our general partner without its consent.

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

The existence and eventual sale of common units held by Williams or issued in our acquisitions and eligible for future sale may adversely affect the price of our common units.

Williams holds 276,472,244 common units, representing an approximate 68 percent limited partnership interest in us. Williams may, from time to time, sell all or a portion of its common units. We have also issued additional common units in connection with our 2012 acquisitions. For example, we issued 42,778,812 common units to Williams in connection with our acquisition of Williams’ 83.3 percent undivided interest and operatorship of the olefins production facility located in Geismar, Louisiana, along with a refinery-grade propylene splitter and pipelines in the Gulf region (Geismar Acquisition) and 11,779,296 common units to Caiman Energy, LLC in connection with the Caiman Acquisition (which units are subject to restrictions on transfer without our consent for a period of 18 months). We may also issue additional common units to other unaffiliated third parties in connection with future acquisitions. Sales of substantial amounts of common units by Williams or third parties, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and at a price that we deem appropriate.

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

•

Your rights to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for U.S. federal income tax purposes unless it satisfies a “qualifying income” requirement. We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that affect certain publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes, We are unable to predict whether any of these changes, or other proposals, will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.

We prorate our items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing United States Department of the Treasury (Treasury) regulations, and although the Treasury issued proposed regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

An IRS contest of the U.S. federal income tax positions we take may adversely impact the market for the common units, and the costs of any contest will reduce our cash available for distribution to our unitholders and our general partner.

We have not requested any ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from our counsel’s conclusions or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the U.S. federal income tax positions we take. Any contest with the IRS may materially and adversely impact the market for the common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available to pay distributions to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

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

When we issue additional common units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our partners. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, our allocation of the Code Section 743(b) adjustment attributable to our tangible and intangible assets, and our allocations of income, gain, loss and deduction between our general partner and certain of our partners.

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

In September 2011, the Colorado Department of Public Health and Environment proposed a penalty of $301,000 for alleged violations of the Colorado Clean Water Act related to excavation work being done for our Crawford Trail Pipeline. Under a settlement reached with the agency in November 2011, we agreed to pay $275,000, which was paid in November 2012.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Distributions

Our common units are listed on the NYSE under the symbol “WPZ.” At the close of business on January 15, 2013, there were 397,963,199 common units outstanding, held by approximately 88,248 record holders and holders in street name, including common units held by affiliates of Williams. In addition, our general partner holds all of our 2 percent general partner interest and incentive distribution rights.

The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported on the NYSE Composite Transactions Tape, and quarterly cash distributions paid to our unitholders.

			Cash Distribution

	High	Low	per Unit(a)
2012
Fourth Quarter	$55.48	$45.01	$0.8275
Third Quarter	55.90	50.50	0.8075
Second Quarter	58.26	48.28	0.7925
First Quarter	65.39	55.02	0.7775
2011
Fourth Quarter	$61.22	$49.11	$0.7625
Third Quarter	57.32	45.39	0.7475
Second Quarter	56.61	48.25	0.7325
First Quarter	52.00	44.81	0.7175

(a)

Represents cash distributions attributable to the quarter and declared and paid within 45 days after quarter end. We paid cash distributions to our general partner with respect to its general partner interest and incentive distribution rights that totaled $413 million and $302 million for the 2012 and 2011 periods, respectively.

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

The preceding discussion is based on the assumption that our general partner maintains its 2 percent general partner interest and that we do not issue additional classes of equity securities. In addition, our general partner agreed to temporarily waive a portion of incentive distributions in connection with the Caiman and Geismar Acquisitions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion and Analysis of Financial Condition and Liquidity.”

Item 6. Selected Financial Data

The following financial data at December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records. Certain amounts have been recast as a result of the Geismar Acquisition. (See Note 1 of Notes to Consolidated Financial Statements.)

	2012	2011	2010	2009	2008
	(Millions, except per-unit amounts)
Revenues	$7,320	$7,714	$6,459	$5,149	$6,703
Net income	1,232	1,511	1,188	1,063	2,103
Net income attributable to controlling interests	1,232	1,511	1,172	1,036	2,078
Net income per common unit (1)	1.89	3.69	2.66	2.88	3.08
Total assets at December 31 (1)	19,709	14,672	13,666	12,732	12,437
Short-term notes payable and long-term debt due within one year at December 31	-	324	458	15	-
Long-term debt at December 31 (1)(2)	8,437	6,913	6,365	2,981	2,971
Total equity at December 31 (1)	8,897	5,433	5,248	8,287	8,096
Cash distributions declared per unit	3.140	2.900	2.653	2.540	2.435

(1)	The change in 2012 reflects assets acquired, as well as debt and equity issuances related to the Caiman and Laser Acquisitions.
(2)	The increase in 2010 reflects borrowings entered into related to an acquisition of certain businesses from Williams.

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

•

Gas Pipeline includes Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline GP (Northwest Pipeline), which own and operate interstate natural gas pipelines. Gas Pipeline also holds interests in interstate and intrastate natural gas pipeline systems including a 50 percent interest in Gulfstream Natural Gas System L.L.C. (Gulfstream) and a 51 percent interest in Constitution Pipeline Company, LLC (Constitution).

•

Midstream is comprised primarily of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and NGL fractionation and transportation assets. Midstream’s assets also include substantial operations and investments in the Four Corners region, the Piceance basin, an NGL fractionator and storage facilities near Conway, Kansas as well as an interest and operatorship of an olefins production facility in Geismar, Louisiana along with a refinery grade propylene splitter and pipelines in the Gulf Coast region. Midstream’s interest and operatorship of the olefins production facility in Geismar, Louisiana and associated assets is a result of a fourth-quarter 2012 acquisition from a subsidiary of The Williams Companies, Inc. (Williams).

Williams currently holds an approximate 70 percent interest in us, comprised of an approximate 68 percent limited partner interest and all of our 2 percent general partner interest.

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

In April 2012, we completed the acquisition of 100 percent of the ownership interest in Caiman Eastern Midstream, LLC (Caiman Acquisition). The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio. We believe the acquisition will provide us with a significant footprint and growth potential in the NGL-rich portion of the Marcellus Shale. (See Results of Operations – Segments, Midstream Gas & Liquids.)

In November 2012, we completed the acquisition of Williams’ 83.3 percent undivided interest and operatorship of the olefins production facility located in Geismar, Louisiana, along with a refinery-grade propylene splitter and pipelines in the Gulf region (Geismar Acquisition), for total consideration valued at $2.364 billion, including 42,778,812 of our limited partner units, $25 million in cash and an increase in the general partner capital account to maintain Williams’ 2 percent general partner interest. The acquisition is expected to bring more certainty to cash flows that are currently exposed to volatile ethane prices by shifting the commodity price exposure to ethylene. Prior period segment disclosures have been recast for this transaction. (See Results of Operations – Segments, Midstream Gas & Liquids.)

Distributions

In January 2013, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.8275 per unit, an increase of approximately 2.5 percent over the prior quarter and 8.5 percent over the same period in the prior year. (See Management’s Discussion and Analysis of Financial Condition and Liquidity.)

Overview

During the second quarter 2012, NGL margins declined sharply largely attributable to a record-warm winter, a slowing global economy, and growing NGL supplies. The downward trend of per-unit NGL margins leveled-off during the second-half of 2012. We have been impacted by this environment as our net income for 2012 decreased by $279 million compared to 2011, primarily due to lower NGL production and marketing margins, higher operating costs and selling, general, and administrative expenses (SG&A), partially offset by an increase in fee revenues and olefin production margins. See additional discussion in Results of Operations.

Our net cash provided by operating activities for 2012 decreased $272 million compared to 2011 primarily due to lower operating income.

Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth, as highlighted by the following accomplishments during 2012 through the present:

Recent Events

In addition to the previously discussed acquisitions, we note the following:

•

In February 2012, we announced a new interstate gas pipeline project. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. We currently own 51 percent of Constitution Pipeline with two other parties holding 25 percent and 24 percent, respectively. This project, along with the newly acquired Laser Gathering System and our Springville pipeline, are key steps in our strategy to create the Susquehanna Supply Hub, a major natural gas supply hub in northeastern Pennsylvania. In April 2012, we began the Federal Energy Regulatory Commission (FERC) pre-filing process for the Constitution Pipeline and expect to file a FERC application during the second quarter of 2013.

•

In April 2012, we completed an equity issuance of 10 million common units representing limited partner interests in us at a price of $54.56 per unit. Subsequently, we sold an additional 973,368 common units for $54.56 per unit to the underwriters upon the underwriters’ exercise of their option to purchase additional common units. Also in April 2012, we sold 16,360,133 common units to Williams for $1 billion. The net proceeds of these transactions were used for general partnership purposes, including funding a portion of the cash purchase price of the Caiman Acquisition.

•

In July 2012, Transco issued $400 million of 4.45 percent senior unsecured notes due 2042 to investors in a private debt placement. A portion of these proceeds was used to repay Transco’s $325 million 8.875 percent senior unsecured notes that matured on July 15, 2012. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in November 2012 and completed in December 2012.

•

In July 2012, we formed Caiman Energy II, LLC with Caiman Energy, LLC and others to develop large-scale natural gas gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and northwest Pennsylvania. As a result, we plan to contribute $380 million through 2014 to fund a portion of Blue Racer Midstream, a joint project formed in December 2012 between Caiman Energy II, LLC and another party.

•

Following Williams’ spin-off of WPX Energy, Inc. (WPX) at the end of 2011 and in consideration of the growth plans of the ongoing business, Williams initiated an organizational restructuring evaluation to better align resources to support an ongoing business strategy to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. This effort has resulted in changes in our organizational structure effective January 1, 2013 and, thus, how our underlying businesses will be managed. As a result, our segment reporting structure will change beginning in 2013.

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

•

In January 2013, we agreed to sell a 49 percent ownership interest in our Gulfstar FPS™ project to a third party. The transaction is expected to close in second-quarter 2013, at which time we expect the third party will contribute $225 million to fund its proportionate share of the project costs, following with monthly capital contributions to fund its share of ongoing construction.

Outlook for 2013

Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. We seek to accomplish this through further developing our scale positions in current key markets and basins and entering new growth markets and basins where we can become the large-scale service provider. We will maintain a strong commitment to operational excellence and customer satisfaction. We believe that accomplishing these goals will position us to deliver an attractive return to our unitholders.

Fee-based businesses are a significant component of our portfolio. As we continue to transition to an overall business mix that is increasingly fee-based, the influence of commodity price fluctuations on our operating results and cash flows is expected to become somewhat less significant.

In light of the above, our business plan for 2013 continues to reflect both significant capital investment and growth in distributions. Our planned capital investments for 2013 total approximately $3.75 billion, of which we expect to fund a significant portion through debt and equity issuances. We expect to maintain an attractive cost of capital and reliable access to capital markets, both of which will allow us to pursue development projects and acquisitions.

Potential risks and obstacles that could impact the execution of our plan include:

•	General economic, financial markets, or industry downturn;

•	Availability of capital;

•	Lower than expected levels of cash flow from operations;

•	Counterparty credit and performance risk;

•	Decreased volumes from third parties served by our midstream business;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Lower than anticipated energy commodity prices and margins;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

We continue to address these risks through maintaining a strong financial position and ample liquidity, as well as managing a diversified portfolio of energy infrastructure assets.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We have reviewed the selection, application, and disclosure of these critical accounting estimates with our general partner’s Audit Committee. We believe that the nature of these estimates and assumptions is material due to the subjectivity and judgment necessary, or the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.

Goodwill and Intangible Assets

At December 31, 2012, our Consolidated Balance Sheet includes $649 million of goodwill and $1.7 billion in intangible assets related to the Laser and Caiman Acquisitions, which were completed earlier in the year.

Goodwill

We performed our annual assessment of goodwill for impairment as of October 1. All of our goodwill is allocated to our Northeast gathering and processing businesses (the reporting unit). In our evaluation, our estimate of the fair value of the reporting unit exceeded its carrying value, including goodwill, and thus no impairment was recognized. If the carrying value of the reporting unit had exceeded its fair value, a computation of the implied fair value of the goodwill would have been compared with its related carrying value. If the carrying value of the reporting unit goodwill had exceeded the implied fair value of that goodwill, an impairment loss would have been recognized in the amount of the excess.

The fair value of the reporting unit was estimated using an income approach (discounted cash flows). Significant estimates and assumptions in this determination included our estimate of the expected future cash flows associated with the underlying operations. These assumptions include projections of future production volumes and timing, certain energy commodity prices, capital expenditures and recovery provisions, gathering fees, and operating expenses.

Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements. Our calculation of fair value used a discount rate of 11.25 percent. We estimate that an increase of approximately 250 basis points in the discount rate could result in a fair value of the reporting unit below its carrying value, all other variables held constant.

Other intangible assets

We evaluate other intangible assets for both changes in the expected remaining useful lives and impairment when events or changes in circumstances indicate, in our management’s judgment, that the estimated useful lives have changed or the carrying value of such assets may not be recoverable. Changes in an estimated remaining useful life would be reflected prospectively through amortization over the revised remaining useful life. When an indicator of impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the intangible assets to the carrying value of the assets to determine whether an impairment has occurred and we apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. Indicators of potential impairment may include:

•	Laws prohibiting the production of reserves in the areas where our assets from the Laser and Caiman Acquisitions operate;

•	The development of alternative energy sources that would halt the production of reserves in these areas; or

•

The loss of or failure to renew customer contracts. A significant portion of the value allocated to these contracts in our purchase price allocation was based on our assumptions regarding our ability and intent to renew or renegotiate existing customer contracts. (See Note 2 of Notes to Consolidated Financial Statements.)

We have not evaluated our intangible assets for impairment as of December 31, 2012, as there were no indicators of potential impairment.

Equity-method Investments

At December 31, 2012, our Consolidated Balance Sheet includes approximately $1.8 billion of investments that are accounted for under the equity method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.

If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the consolidated financial statements as an impairment charge. Events or changes in circumstances that may be indicative of an other-than-temporary decline in value will vary by investment, but may include:

•	Lower than expected cash distributions from investees;

•	Significant asset impairments or operating losses recognized by investees;

•	Significant delays in or lack of producer development or significant declines in producer volumes in markets served by investees; and,

•	Significant delays in or failure to complete significant growth projects of investees.

No impairments of investments accounted for under the equity method have been recorded for the year ended December 31, 2012.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Years Ended December 31,
	2012	$ Change from 2011*	% Change from 2011*	2011	$ Change from 2010*	% Change from 2010*	2010
	(Millions)
Revenues:
Service revenues	$2,709	+192	+8%	$2,517	+171	+7%	$2,346
Product sales	4,611	-586	-11%	5,197	+1,084	+26%	4,113

Total revenues	7,320			7,714			6,459

Costs and expenses:
Product costs	3,526	+425	+11%	3,951	-728	-23%	3,223
Operating and maintenance expenses	987	-39	-4%	948	-111	-13%	837
Depreciation and amortization expenses	714	-93	-15%	621	-43	-7%	578
Selling, general, and administrative expenses	553	-147	-36%	406	+2	-	408
Other (income) expense – net	23	-10	-77%	13	-27	NM	(14)

Total costs and expenses	5,803			5,939			5,032

Operating income	1,517			1,775			1,427
Equity earnings (losses)	111	-31	-22%	142	+33	+30%	109
Interest expense	(405)	+10	+2%	(415)	-51	-14%	(364)
Interest income	3	+1	+50%	2	-2	-50%	4
Other income (expense) – net	6	-1	-14%	7	-5	-42%	12

Net income	1,232			1,511			1,188
Less: Net income attributable to noncontrolling interests	-	-	-	-	+16	+100%	16

Net income attributable to controlling interests	$1,232			$1,511			$1,172

* + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

2012 vs. 2011

The increase in service revenues is primarily due to Midstream’s higher fee revenues resulting from increased gathering and processing fee revenues from higher volumes in the Marcellus Shale, including new volumes on our recently acquired gathering and processing assets in our Ohio Valley Midstream and Susquehanna Supply Hub businesses and higher volumes in the western deepwater Gulf of Mexico and in the Piceance basin. Additionally, Gas Pipeline’s transportation revenues increased from expansion projects placed into service in 2011 and 2012.

The decrease in product sales is primarily due to Midstream’s lower NGL and olefin production revenues reflecting an overall decrease in average per-unit sales prices. Marketing revenues also decreased primarily due to significant decreases in NGL and olefin prices, partially offset by higher NGL and crude volumes, as well as new volumes from natural gas marketing activities.

The decrease in product costs is primarily due to lower olefins feedstock costs reflecting a decrease in average per-unit prices and lower costs associated with the production of NGLs primarily due to a decrease in average natural gas prices at Midstream. Midstream’s marketing purchases also decreased primarily resulting from significantly lower average NGL prices, partially offset by higher NGL and crude volumes, as well as new volumes from natural gas marketing activities.

The increase in operating and maintenance expenses is primarily due to Gas Pipeline’s increased employee-related benefit costs and increased pipeline maintenance as well as Midstream’s increased maintenance expenses primarily associated with its new assets acquired in 2012, partially offset by lower costs in our Four Corners area related to the consolidation of certain operations.

The increase in depreciation and amortization expenses is primarily associated with Midstream’s new assets acquired in 2012 (see Note 2 of Notes to Consolidated Financial Statements).

The increase in SG&A is primarily due to an increase of $71 million at Midstream reflecting $23 million of acquisition and transition-related costs as well as higher employee-related and information technology expenses driven by general growth within Midstream’s business operations. Also, general corporate expenses increased $66 million in 2012 related to our higher proportionate share of these costs as a result of Williams’ spin-off of WPX, which was completed on December 31, 2011. This increase in general corporate expenses includes $25 million of reorganization-related costs in 2012 primarily relating to Williams’ engagement of a consulting firm to assist in better aligning resources to support our business strategy following Williams’ spin-off of WPX.

The decrease in operating income generally reflects lower NGL production and marketing margins, as well as previously described increases in operating and maintenance expenses, depreciation and amortization expenses, and SG&A. Higher fee revenues and olefin production margins partially offset these decreases.

Equity earnings (losses) decreased primarily due to lower Laurel Mountain Midstream, LLC (Laurel Mountain), Aux Sable Liquid Products L.P. (Aux Sable) and Discovery Producer Services LLC (Discovery) equity earnings at Midstream primarily reflecting lower operating results of these investees and the impairment of two minor NGL processing plants at Laurel Mountain, partially offset by an increase in equity earnings at Gas Pipeline primarily resulting from the acquisition of an additional 24.5 percent interest in Gulfstream in May 2011.

Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Midstream, partially offset by an increase in interest incurred related to increased borrowings (see Note 11 of Notes to Consolidated Financial Statements).

2011 vs. 2010

The increase in service revenues is primarily due to higher Midstream gathering and processing fee revenue in the Marcellus Shale related to gathering assets acquired at the end of 2010, in the western deepwater Gulf of Mexico related to assets placed into service in late 2010, and in the Piceance basin as a result of an agreement executed in November 2010. These increases are partially offset by a decline in fee revenue in the eastern deepwater Gulf of Mexico primarily due to natural field declines. Gas Pipeline’s transportation revenues increased primarily due to expansion projects placed in service in 2010 and 2011.

The increase in product sales is primarily due to higher marketing and NGL and olefin production revenues at Midstream as a result of higher average energy commodity prices, partially offset by a decrease in NGL production volumes.

The increase in product costs is primarily due to increased marketing purchases and olefin feedstock costs at Midstream primarily resulting from higher average energy commodity prices. These increases are partially offset by decreased costs associated with production of NGLs reflecting lower average natural gas prices and lower NGL production volumes at Midstream.

The increase in operating and maintenance expenses is primarily due to increased maintenance expenses and higher property insurance expenses at Midstream.

The increase in depreciation and amortization expenses is primarily due to assets placed in service late in 2010, along with increased depreciation of a facility, which was idled in 2012, at Midstream.

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

Partially offsetting the unfavorable change is $8 million related to the net reversal of project feasibility costs from expense to capital in 2011 at Gas Pipeline (see Note 6 of Notes to Consolidated Financial Statements).

The increase in operating income generally reflects an improved energy commodity price environment in 2011 compared to 2010 and increased fee revenues, partially offset by higher operating costs and an unfavorable change in other (income) expense – net as previously discussed.

Equity earnings (losses) changed favorably primarily due to a $21 million increase from Gulfstream as a result of an increased ownership interest at Gas Pipeline and a $14 million increase from the 2010 acquisition of an additional interest in Overland Pass Pipeline Company LLC (OPPL) at Midstream.

The increase in interest expense is primarily due to the $3.5 billion of senior notes issued in February 2010 and $600 million of senior notes issued in November 2010. In addition, 2010 project completions at Midstream contributed to a decrease in interest capitalized.

Net income attributable to noncontrolling interests decreased due to the merger with Williams Pipeline Partners L.P., which was completed in the third quarter of 2010.

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

Significant events of 2012 include:

Expansion projects

Mid-Atlantic Connector

In July 2011, we received approval from the FERC to expand our existing natural gas transmission system from North Carolina to markets as far downstream as Maryland. The capital cost of the project was approximately $60 million. The project was placed into service in the first quarter of 2013, increasing capacity by 142 Mdth/d.

Virginia Southside

In December 2012, we filed an application with the FERC to expand our existing natural gas transmission system from New Jersey to a proposed power station in Virginia and a delivery point in North Carolina. The capital cost of the project is estimated to be approximately $300 million. We plan to place the project into service in September 2015, which is expected to increase capacity by 270 Mdth/d.

Constitution Pipeline

In April 2012, we began the FERC pre-filing process for a new interstate gas pipeline project. We currently own 51 percent of Constitution Pipeline with two other parties holding 25 percent and 24 percent, respectively. We will be the operator of Constitution Pipeline. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. The total cost of the entire project is estimated to be $680 million. We plan to place the project into service in March 2015, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers. We expect to file a FERC application during the second quarter of 2013.

Mid-South

In August 2011, we received approval from the FERC to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. The cost of the project is estimated to be $200 million. We placed the first phase of the project into service in September 2012, which increased capacity by 95 Mdth/d. We plan to place the second phase of the project into service in June 2013, which is expected to increase capacity by an additional 130 Mdth/d.

Rockaway Delivery Lateral

In January 2013, we filed an application with the FERC to construct a three-mile offshore lateral to a distribution system in New York. The capital cost of the project is estimated to be approximately $180 million. We plan to place the project into service during the second half of 2014, with an expected capacity of 647 Mdth/d.

Northeast Supply Link

In November 2012, we received approval from the FERC to expand our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. The cost of the project is estimated to be $390 million and is expected to increase capacity by 250 Mdth/d. We plan to place the project into service in November 2013.

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the total abandonment costs, which will be capital in nature, will be approximately $92 million, which is expected to be spent through the end of 2013. As of December 31, 2012, we have incurred approximately $69 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 13 of Notes to Consolidated Financial Statements.)

Outlook for 2013

In addition to the various in-progress expansion projects previously discussed, we have several other proposed projects to meet customer demands. Subject to regulatory approvals, construction of some of these projects could begin as early as 2013. We have planned capital and investment expenditures of $725 million to $825 million in 2013 mainly due to various in-progress expansion projects discussed above, as well as maintenance of existing facilities, primarily due to pipeline integrity costs and U. S. Department of Transportation mandatory requirements.

Filing of rate cases

On August 31, 2012, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2012, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2013, subject to refund and the outcome of a hearing. We expect that our new rates, although still subject to refund until the rate case is resolved, will contribute to a modest increase in revenue in 2013. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2012 and will not be subject to refund. The impact of these specific new rates that became effective October 1, 2012 is expected to reduce revenues by approximately $2 million for the period from January 1, 2013 until the remaining rates that are currently suspended become effective on March 1, 2013.

During the first quarter of 2012, Northwest Pipeline filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than the formerly applicable rates, became effective January 1, 2013.

Year-Over-Year Operating Results

	Year ended December 31,
	2012	2011	2010
	(Millions)
Segment revenues	$1,674	$1,678	$1,605

Segment profit	$677	$673	$637

2012 vs. 2011

Segment revenues decreased $4 million primarily due to $39 million lower system management gas sales (offset in product costs) and $4 million lower sales of base gas from Hester Storage Field. These decreases are substantially offset by a $40 million increase in transportation revenues associated with expansion projects placed in service during 2011 and 2012.

Segment costs and expenses increased $6 million, or 1 percent, primarily due to an $18 million increase in employee-related benefit costs charged to us by Williams, $13 million increased pipeline maintenance costs, an $11 million increase in project feasibility costs, $10 million higher depreciation expense resulting from additional assets placed in service in 2011, and $9 million higher selling, general and administrative costs, including increases in information technology services and rental cost. These increases were partially offset by $39 million lower system management gas costs (offset in segment revenues), $12 million lower operations and maintenance expense associated with the Eminence Storage Field leak, and an $8 million increase in the reversal of project feasibility costs from expense to capital associated with expansion projects.

Segment profit increased primarily due to the previously described changes and a $14 million increase in equity earnings primarily due to the acquisition of an additional interest in Gulfstream in May 2011.

2011 vs. 2010

Segment revenues increased $73 million, or 5 percent, primarily due to a $68 million increase in transportation revenues associated with expansion projects placed in service during 2010 and 2011, and $17 million higher system management gas sales (offset in product costs). These increases are partially offset by $4 million lower sales of base gas from Hester Storage Field.

Segment costs and expenses increased $57 million, or 6 percent, primarily due to $17 million higher system management gas costs (offset in segment revenues), $17 million increased pipeline maintenance costs, $10 million higher depreciation expense resulting from additional assets placed in service in 2010 and 2011, and $10 million increased operations and maintenance expense related to the Eminence Storage Field leak.

Segment profit increased primarily due to the previously described changes and a $20 million increase in equity earnings primarily due to the acquisition of an additional interest in Gulfstream in May 2011.

Midstream Gas & Liquids

Overview of 2012

Midstream’s ongoing strategy is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers.

Significant events during 2012 include the following:

Gulf Olefins production facilities acquisition

In November 2012, we purchased Williams’ 83.3 percent undivided interest and operatorship of the olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region. The acquisition is expected to bring more certainty to cash flows that are currently exposed to volatile ethane prices by shifting the commodity price exposure to ethylene. Located south of Baton Rouge, Louisiana, the Geismar facility is a light-end NGL cracker with current feedstock volumes of 39,000 barrels per day (bpd) of ethane and 3,000 bpd of propane and annual production of 1.35 billion pounds of ethylene. With the benefit of a $350-$400 million expansion under way and scheduled for completion by late 2013, the facility’s annual ethylene production capacity will grow by 600 million pounds to 1.95 billion pounds. Along with ethane, propane and ethylene, the Geismar facility also produces propylene, butadiene, and debutanized aromatic concentrate (DAC). Prior periods have been recast for this transaction.

In the fourth quarter of 2012, we also completed the construction of a pipeline which is capable of supplying 12 Mbbls/d of ethane to our Geismar olefins production facility from Discovery’s Paradis fractionator.

Caiman Acquisition

In April 2012, we completed the Caiman Acquisition for consideration valued at approximately $2.3 billion. The transition of operations is complete.

The acquisition provides us with a significant footprint and growth potential in the natural gas liquids-rich Ohio River Valley area of the Marcellus Shale. The existing physical assets that we acquired include a gathering system, two processing facilities and a fractionator located in northern West Virginia and establish our new Ohio Valley Midstream business. In addition to the acquisition cost, we committed a large portion of our 2012 capital expenditures and continue to commit planned capital expenditures in 2013 and beyond for ongoing expansions to the gathering system, processing facilities, and fractionator, which are currently under construction. NGL pipelines are also planned. The assets are anchored by long-term contracted commitments, including 236,000 dedicated gathering acres from 10 producers in West Virginia, Ohio, and Pennsylvania.

Several projects were completed in the fourth quarter of 2012 increasing our gathering, processing and fractionating capacities. The Fort Beeler plant complex has 320 million cubic feet per day (MMcf/d) of cryogenic processing capacity currently available with another 200 MMcf/d expected during the first quarter of 2013. The Moundsville fractionator is now in service with approximately 13 thousand barrels per day (Mbbls/d) of NGL handling capacity. An NGL pipeline, connecting the Fort Beeler plant to the Moundsville fractionator has also been completed and is in service.

Utica Shale infrastructure project

In July 2012, we formed Caiman Energy II, LLC with Caiman Energy, LLC and others to develop large-scale natural gas gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and northwest Pennsylvania. As a result, through our 47.5 percent ownership, we plan to contribute $380 million through 2014 to fund a portion of Blue Racer Midstream, a joint project formed in December 2012 between Caiman Energy II, LLC and another party.

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

Our Springville pipeline, a 33-mile, 24-inch diameter natural gas gathering pipeline, connecting a portion of our gathering assets into the Transco pipeline, was placed into service in January 2012, and expansions were completed in the third quarter of 2012 allowing us to deliver approximately 625 MMcf/d into the Transco pipeline. This new take-away capacity allows full use of approximately 1.6 billion cubic feet per day (Bcf/d) of capacity from various compression and dehydration expansion projects to our gathering business in northeastern Pennsylvania’s Marcellus Shale which we acquired at the end of 2010.

As production in the Marcellus increases and expansion projects are completed, the Susquehanna Supply Hub is expected to reach a natural gas take away capacity of 3 Bcf/d by 2015, including capacity contributions from the Constitution Pipeline.

Volume impacts in 2012

Due to third-party NGL pipeline capacity restrictions from our Four Corners plants beginning in late September and to unfavorable ethane economics in December, we reduced our recoveries of ethane in our onshore plants, which resulted in 7 percent lower NGL equity sales volumes in the fourth quarter of 2012 compared to the third quarter of 2012.

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

Volatile commodity prices

Driven primarily by a sharp decline in NGL prices during the second quarter of 2012, followed by increasing natural gas prices in the latter half of 2012, average per-unit NGL margins declined during 2012 and were approximately 23 percent lower in 2012 than in 2011. Because we typically realize lower per-unit margins for ethane versus other NGLs, if we had produced the same mix of ethane and non-ethane NGLs during the fourth quarter of 2012 as we generally have in prior periods, the average per-unit margin in the fourth quarter of 2012 would have been lower. Key factors in the NGL market weakness have been high propane inventories caused by the extremely warm winter and the effect of the propane oversupply on ethane inventories and pricing. Despite an increase in natural gas prices during the latter half of 2012, we have benefited from lower natural gas prices in 2012 than in 2011, driven by abundant natural gas supplies.

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

Outlook for 2013

The following factors, among others, could impact our business in 2013.

Commodity price changes

•

We expect a decline in ethane and propane prices and an increase in natural gas prices such that our full year 2013 NGL margins are expected to be lower than our rolling five-year average and 2012 per-unit NGL margins. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks.

•

While per-unit ethylene margins are volatile and highly dependent upon continued demand within the global economy, we believe that our average per-unit ethylene margin will improve over 2012 levels, benefiting from higher ethylene prices and lower ethane and propane feedstock prices. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

Gathering, processing, and NGL sales volumes

•	The growth of natural gas supplies supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by natural gas prices.

•	We anticipate significant growth in our natural gas gathering volumes as our infrastructure grows to support drilling activities in the Marcellus Shale region.

•

We anticipate equity NGL volumes in 2013 to be lower than 2012 due in part to a change in a customer’s contract in the onshore business from percent-of-liquids to fee-based processing, with a portion of the fee representing a share of the associated NGL margins. We also expect lower equity NGL volumes due to periods when we expect it will not be economical to recover ethane. Our expectations of sustained low natural gas prices are expected to discourage producer drilling activities in the western onshore area and unfavorably impact the supply of natural gas available to gather and process in 2013.

•	In our businesses in the Gulf Coast, we expect lower production handling and crude transportation volumes compared to 2012, as production flowing through our Devils Tower facility declines.

•	We anticipate higher general and administrative, operating, and depreciation expense supporting our growing operations in the Marcellus Shale area.

Olefin production volumes

•

We expect lower ethylene volumes in 2013 as compared to 2012 primarily due to major maintenance planned for 2013. With the completion of our Geismar expansion in the latter part of 2013, as discussed below, we expect growth in production volumes in the fourth quarter of 2013.

Expansion Projects

We expect to invest total capital of $2.8 billion to $ 3.1 billion in 2013. We plan to continue pursuing expansion and growth opportunities in the Marcellus Shale region, Gulf of Mexico, and Piceance basin.

Our ongoing major expansion projects include the following:

•	Expansion of our Susquehanna Supply Hub in northeastern Pennsylvania, as previously discussed.

•

Expansions currently under construction to our natural gas gathering system, processing facilities and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility which is expected to add 200 MMcf/d of processing capacity in the first quarter of 2013. By the end of 2013, we expect our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity and additional fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 Mbbls/d.

•	Expansions to our gathering system infrastructure through capital to be invested within our Laurel Mountain equity investment, also in the Marcellus Shale region.

•

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. Construction is underway and the project is expected to be in service in 2014. In January 2013, we agreed to sell a 49 percent ownership interest in our Gulfstar FPS™ project to a third party. The transaction is expected to close in second-quarter 2013, at which time we expect the third party will contribute $225 million to fund its proportionate share of the project costs, following with monthly capital contributions to fund its share of ongoing construction.

•

In conjunction with a basin-wide agreement for all gathering and processing services provided by us to WPX in the Piceance basin, we plan to construct a 350 MMcf/d cryogenic natural gas processing plant. The Parachute TXP I plant is expected to be in service in 2014.

•

An expansion of our Geismar olefins production facility is under way which is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us and is expected to increase our share of the Geismar production facility to over 88 percent. We expect to complete the expansion in the latter part of 2013.

•

Our equity investee which we operate, Discovery, plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline from a third-party floating production facility located in the Keathley Canyon production area in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the

Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. Pre-construction activities have begun; the pipeline is expected to be laid in 2013 and in service in mid-2014.

•

Through our equity investment in OPPL, we are participating in the construction of a pipeline connection and capacity expansions, expected to be complete in early 2013, to increase the pipeline’s capacity to the maximum of 255 Mbbls/d, to accommodate new volumes coming from the Bakken Shale in the Williston basin.

Year-Over-Year Operating Results

	Years ended December 31,
	2012	2011	2010
	(Millions)
Segment revenues	$5,646	$6,036	$4,854

Segment profit	$1,135	$1,362	$1,029

2012 vs. 2011

The decrease in segment revenues includes:

•

A $366 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $354 million associated with an overall 26 percent decrease in average NGL per-unit sales prices. Average ethane and non-ethane per-unit prices decreased by 49 percent and 15 percent, respectively.

•

A $77 million decrease in olefin sales revenues including $42 million lower ethylene production sales revenues primarily due to 10 percent lower average per-unit sales prices and $26 million lower propylene production sales revenues primarily due to 17 percent lower average per-unit sales prices.

•

Marketing revenues are $93 million lower primarily due to a significant decrease in NGL and olefin prices, partially offset by higher NGL and crude volumes, as well as new volumes from natural gas marketing activities.

•

A $163 million increase in fee revenues primarily due to higher volumes in the Marcellus Shale, including new volumes on our recently acquired gathering and processing assets in our Ohio Valley Midstream and Susquehanna Supply Hub businesses; higher volumes in the western deepwater Gulf of Mexico, including higher volumes on our Perdido Norte natural gas and oil pipelines; and higher volumes in the Piceance basin.

Segment costs and expenses decreased $208 million, or 4 percent, including:

•

A $183 million decrease in olefin feedstock costs including $130 million lower ethylene feedstock costs driven by 38 percent lower average per-unit feedstock costs and $28 million lower propylene feedstock costs primarily due to 20 percent lower per-unit feedstock costs.

•	A $137 million decrease in costs associated with our equity NGLs primarily due to a 31 percent decrease in average natural gas prices.

•

A $46 million decrease in marketing purchases primarily due to significantly lower average NGL prices, partially offset by higher NGL and crude volumes, as well as new volumes from natural gas marketing activities. The changes in natural gas marketing purchases are more than offset by similar changes in natural gas marketing revenues.

•

A $101 million increase in operating costs including higher depreciation and amortization of assets and intangibles, along with maintenance costs associated with assets acquired in 2012, partially offset by lower costs in our Four Corners area related to the consolidation of certain operations.

•

A $71 million increase in general and administrative expenses including $23 million of Caiman and Laser acquisition and transition-related costs, as well as increases in employee-related and information technology expenses driven by general growth within our business operations.

The decrease in Midstream’s segment profit reflects the previously described changes in segment revenues and segment costs and expenses. A more detailed analysis of the segment profit of certain Midstream operations is presented as follows.

The decrease in Midstream’s segment profit includes:

•	A $229 million decrease in NGL margins driven primarily by commodity price changes including lower NGL prices, partially offset by lower natural gas prices.

•	A $101 million increase in operating costs as previously discussed.

•	A $71 million increase in general and administrative expenses as previously discussed.

•

A $47 million decrease in margins related to the marketing of NGLs primarily due to the impact of a significant and rapid decline in NGL prices, primarily during the second quarter of 2012, while product was in transit and a $7 million unfavorable change in write-downs of inventories to lower of cost or market. These unfavorable variances compare to periods of increasing prices during 2011.

•

A $45 million decrease in equity earnings primarily due to $19 million lower Laurel Mountain equity earnings driven by lower gathering rates indexed to natural gas prices, higher operating costs, including depreciation, and the impairment of two minor NGL processing plants, partially offset by higher gathered volumes; $12 million lower Aux Sable equity earnings primarily due to lower NGL margins; and $12 million lower Discovery equity earnings primarily due to lower NGL margins and volumes.

•	A $163 million increase in fee revenues as previously discussed.

•

A $106 million increase in olefin product margins including $88 million higher ethylene production margins primarily due to 38 percent lower average per-unit feedstock prices, partially offset by 10 percent lower average per-unit sales prices. DAC production margins were also $13 million higher, primarily resulting from higher average per-unit margins primarily driven by lower average per-unit feedstock prices.

2011 vs. 2010

The increase in segment revenues includes:

•	A $657 million increase in marketing revenues primarily due to higher average NGL, crude and propylene prices. These changes are substantially offset by similar changes in marketing purchases.

•

A $244 million increase in revenues from our equity NGLs reflecting an increase of $272 million associated with a 25 percent increase in average NGL per-unit sales prices, partially offset by a decrease of $28 million associated with a 3 percent decrease in equity NGL volumes.

•

A $167 million increase in olefin sales revenues including $126 million higher ethylene production sales revenues due to 28 percent higher average per-unit sales prices on 6 percent higher volumes primarily resulting from the absence of a four-week plant maintenance outage in 2010; and $30 million higher butadiene and DAC production sales revenues primarily due to higher average per-unit sales prices.

•

A $107 million increase in fee revenues primarily due to higher gathering and processing fee revenues. We have fees from new volumes on our gathering assets in the Marcellus Shale in northeastern Pennsylvania, which we acquired at the end of 2010 and on our Perdido Norte gas and oil pipelines in the western deepwater Gulf of Mexico, which went into service in late 2010. In addition, higher fees in the Piceance basin are primarily a result of an agreement executed in November 2010. These increases are partially offset by a decline in gathering and transportation fees in the eastern deepwater Gulf of Mexico primarily due to natural field declines.

Segment costs and expenses increased $862 million, or 22 percent, including:

•	A $641 million increase in marketing purchases primarily due to higher average NGL, crude and propylene prices. These changes are offset by similar changes in marketing revenues.

•

A $117 million increase in olefin feedstock costs including $93 million higher ethylene feedstock costs resulting from higher average per-unit feedstock costs and 6 percent higher volumes and $11 million higher butadiene and DAC feedstock costs primarily due to higher per-unit feedstock costs.

•

A $104 million increase in operating costs reflecting $63 million, or 17 percent, higher maintenance expenses, including maintenance expenses for our gathering assets in northeastern Pennsylvania acquired at the end of 2010, more maintenance performed on our assets in the western Onshore businesses, and higher property insurance expense. In addition, depreciation expense is $33 million higher primarily due to our new Perdido Norte pipelines and our Echo Springs expansion, both of which went into service in late 2010, along with increased depreciation of our Lybrook plant which was idled in January 2012 when the gas was redirected to our Ignacio plant.

•

The absence of $30 million in gains recognized in 2010 associated with sale of certain assets in Colorado’s Piceance basin and involuntary conversion gains due to insurance recoveries in excess of the carrying value of certain Gulf Coast assets which were damaged by Hurricane Ike in 2008 and our Ignacio plant which was damaged by a fire in 2007.

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

•

An $8 million increase in the Gulf Coast businesses’ NGL margins related to a $39 million increase from favorable commodity price changes, partially offset by 39 percent lower NGL equity volumes sold primarily due to a change in a major contract from “keep-whole” to “percent-of-liquids” processing.

•	A $107 million increase in fee revenues as previously discussed.

•

A $50 million increase in olefin product margins including $33 million higher ethylene production margins due to 27 percent higher per-unit margins on 6 percent higher volumes and $19 million higher butadiene and DAC production margins primarily resulting from higher average per-unit margins.

•	A $16 million increase in margins related to the marketing of NGLs, crude and propylene.

•	A $13 million increase in equity earnings primarily due to higher OPPL equity earnings as a result of our purchase of an increased ownership interest in September 2010.

•	A $104 million increase in operating costs as previously discussed.

•	A $30 million unfavorable change primarily related to gains recognized in 2010 as previously discussed.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Overview

In 2012, we continued to focus upon growth through disciplined investments. Examples of this growth included:

•	Expansion of Gas Pipeline’s interstate natural gas pipeline system to meet the demand of growth markets.

•

Laser, Caiman, and Geismar Acquisitions, as well as continued investment in Midstream’s gathering and processing capacity and infrastructure in the Marcellus Shale area, western United States, and deepwater Gulf of Mexico.

These investments were primarily funded through cash flow from operations and debt and equity offerings.

Outlook

We seek to manage our businesses with a focus on applying conservative financial policy and maintaining investment-grade credit metrics. Our plan for 2013 reflects our ongoing transition to an overall business mix that is increasingly fee-based. Although our cash flows are impacted by fluctuations in energy commodity prices, that impact is somewhat mitigated by certain of our cash flow streams that are not directly impacted by short-term commodity price movements, as follows:

•	Firm demand and capacity reservation transportation revenues under long-term contracts at Gas Pipeline;

•	Fee-based revenues from certain gathering and processing services at Midstream.

We also note that the addition of the Geismar olefins-production facility is expected to result in a favorable shift in our commodity exposure from ethane to ethylene.

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2013:

•

We increased our per-unit quarterly distribution with respect to the fourth quarter of 2012 from $0.8075 to $0.8275. We expect to increase quarterly limited partner cash distributions by approximately 9 percent annually.

•

We expect to fund capital and investment expenditures, debt service payments, distributions to unitholders and working capital requirements primarily through cash flow from operations, cash and cash equivalents on hand, cash proceeds from common unit and/or long-term debt issuances and utilization of our revolver as needed. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.925 billion and $2.325 billion in 2013. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2013. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity method investees;

•	Cash proceeds from offerings of our common units and/or long-term debt;

•	Use of our revolver as needed and available.

We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Contributions to our equity method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and/or general partner.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity margins from expected 2013 levels;

•	Physical damages to facilities, especially damage to offshore facilities by named windstorms.

As of December 31, 2012, we had a working capital deficit (current liabilities in excess of current assets) of $499 million. However, we note the following about our available liquidity.

Available Liquidity	December 31, 2012
(Millions)
Cash and cash equivalents	$20
Capacity available under our $2.4 billion five-year revolver (expires June 3, 2016) (1)	2,025

$2,045

(1)

The full amount of the revolver is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $400 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the revolver to the extent not otherwise utilized by the other co-borrowers. As of February 25, 2013, $975 million of loans are outstanding under this revolver. At December 31, 2012, we are in compliance with the financial covenants associated with this revolver. (See Note 11 of Notes to Consolidated Financial Statements.)

Shelf Registration

In February 2012, we filed a shelf registration statement as a well-known seasoned issuer to facilitate unlimited issuances of registered debt and limited partnership unit securities.

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

Acquisitions

In November 2012, we completed the Geismar Acquisition in exchange for aggregate consideration valued at $2.364 billion, including $25 million in cash and 42,778,812 of our common units.

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of December 31, 2012, we estimate that a downgrade to a rating below investment grade could require us to post up to $429 million in additional collateral with third parties.

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

The following table provides summary information related to our expected capital expenditures for 2013:

	Maintenance			Expansion
Segment	Low	Midpoint	High	Low	Midpoint	High
	(Millions)
Gas Pipeline	$225	$250	$275	$500	$525	$550
Midstream	90	100	110	2,735	2,875	3,015

Total	$315	$350	$385	$3,235	$3,400	$3,565

See Results of Operations – Segments, Gas Pipeline and Midstream for discussions describing the general nature of these expenditures.

Cash Distributions to Unitholders

We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased the fourth quarter 2012 distribution to $ 0.8275 per unit, from the third quarter 2012 distribution of $0.8075, which resulted in a fourth-quarter 2012 cash distribution of approximately $442 million that was paid on February 8, 2013, to the general and limited partners of record at the close of business on February 1, 2013.

Williams has agreed to temporarily waive its incentive distribution rights related to the common units issued to Williams and the seller of Caiman Eastern Midstream, LLC, in connection with our acquisition of that entity, through 2013. In connection with the Geismar Acquisition, Williams also agreed to waive $16 million per quarter of incentive distribution rights until the later of December 31, 2013 or 30 days after the Geismar plant expansion is operational. The incentive distribution rights waived relative to distributions paid in 2012 were $24 million.

Sources (Uses) of Cash

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Net cash provided (used) by:
Operating activities	$2,018	$2,290	$1,922
Financing activities	2,412	(918)	3,418
Investing activities	(4,573)	(1,396)	(5,306)

Increase (decrease) in cash and cash equivalents	$(143)	$(24)	$34

Operating activities

Net cash provided by operating activities decreased $272 million in 2012 as compared to 2011 primarily due to lower operating income.

Net cash provided by operating activities increased $368 million in 2011 as compared to 2010 primarily due to higher operating income.

Financing activities

Significant transactions include:

2012

•	$1.559 billion received from our equity offerings;

•	$1.44 billion related to quarterly cash distributions paid to limited partner unitholders and our general partner;

•	$1 billion received from Williams for common units issued, used for the funding of a portion of the cash purchase price of the Caiman Acquisition;

•	$1.49 billion received in revolver borrowings for general partnership purposes, including capital expenditures;

•	$745 million net proceeds received from our August 2012 public offering of $750 million of senior unsecured notes due in 2022;

•	$395 million net proceeds received from Transco’s July 2012 issuance of $400 million of senior unsecured notes due in 2042;

•	$1.115 billion of revolver borrowings paid;

•	$325 million paid to retire Transco’s 8.875 percent notes upon their maturity on July 15, 2012.

2011

•	$1.12 billion related to quarterly cash distributions paid to limited partner unitholders and our general partner;

•	$500 million received from our public offering of senior unsecured notes in November 2011 primarily used to repay borrowings on our revolver mentioned below;

•	$375 million received from Transco’s issuance of senior unsecured notes in August 2011;

•	$300 million paid to retire Transco’s senior unsecured notes that matured in August 2011;

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

•

$600 million received from our public offering of senior notes in November 2010 primarily used to fund a portion of the cash consideration paid for the Piceance Acquisition (See Note 1 of Notes to Consolidated Financial Statements.);

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

•	$244 million distributed to Williams related to the excess purchase price over the contributed basis of the gathering and processing assets acquired in the Piceance Acquisition;

•

$200 million received in revolver borrowings from our $1.75 billion unsecured credit facility primarily used for general partnership purposes and to fund a portion of the cash consideration paid for the Piceance Acquisition;

•	$152 million in distributions to Williams primarily related to the Contributed Entities prior to the closing of the Dropdown. (See Note 1 of Notes to Consolidated Financial Statements.)

Investing activities

Significant transactions include:

2012

•	$2.1 billion in capital expenditures;

•	$1.72 billion paid, net of purchase price adjustments, for the Caiman Acquisition in April 2012;

•	$325 million paid, net of cash acquired in the transaction, for the Laser Acquisition in March 2012;

•	$471 million contributed to our equity method investments.

2011

•	$1 billion in capital expenditures;

•	$174 million related to our acquisition of a 24.5 percent interest in Gulfstream from Williams in May 2011 (See Note 1 of Notes to Consolidated Financial Statements.);

•	$137 million contribution to our Laurel Mountain equity investment.

2010

•	$3.4 billion related to the cash consideration paid for certain businesses we acquired from Williams;

•	$844 million in capital expenditures;

•	$458 million related to the Piceance Acquisition;

•	$424 million cash payment for our September 2010 acquisition of an increased interest in OPPL;

•	$150 million paid for the purchase of a business in December 2010, consisting primarily of midstream assets in Pennsylvania’s Marcellus Shale.

Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Notes 9, 11, 14, and 15 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Contractual Obligations

The table below summarizes the maturity dates of our contractual obligations at December 31, 2012:

	2013	2014 - 2015	2016 - 2017	Thereafter	Total
	(Millions)
Long-term debt, including current portion:
Principal	$-	$750	$1,535	$6,168	$8,453
Interest	426	825	710	3,323	5,284
Operating leases (1)	40	66	53	136	295
Purchase obligations (2)	1,569	196	177	495	2,437
Other long-term obligations	1	1	-	1	3

Total	$2,036	$1,838	$2,475	$10,123	$16,472

(1)

Includes a right-of-way agreement with the Jicarilla Apache Nation, which is considered an operating lease. We are required to make a fixed annual payment of $7.5 million and an additional annual payment, which varies depending on per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the right-of-way agreement. The table above for years 2014 and thereafter does not include such variable amounts related to this agreement as the variable amount is not yet determinable. The variable portion to be paid in 2013 based on 2012 gathering volumes is $7.3 million and is included in the table for year 2013.

(2)

Includes approximately $1.2 billion in open property, plant and equipment purchase orders. Larger projects include Gulfstar and the Geismar plant expansion. Also includes an estimated $579 million long-term ethane purchase obligation with index-based pricing terms that is reflected in this table at December 31, 2012 prices. This obligation is part of an overall exchange agreement whereby volumes we transport on OPPL are sold at a third-party fractionator near Conway, Kansas, and we are subsequently obligated to purchase ethane volumes at Mont Belvieu. The purchased ethane volumes may be utilized or resold at comparable prices in the Mont Belvieu market. In addition, we have not included certain natural gas life-of-lease contracts for which the future volumes are indeterminable. We have not included commitments, beyond purchase orders, for the acquisition or construction of property, plant and equipment or expected contributions to our jointly owned investments (See Results of Operations – Segments).

Effects of Inflation

Our operations have historically not been materially affected by inflation. Approximately 56 percent of our gross property, plant, and equipment is at Gas Pipeline. Gas Pipeline is subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, we anticipate being allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulations, along with competition and other market factors, may limit our ability to recover such increased costs. For Midstream, operating costs are influenced to a greater extent by both competition for specialized services and specific price changes in crude oil and natural gas and related commodities than by changes in general inflation. Crude oil, natural gas, and NGL prices are particularly sensitive to the Organization of the Petroleum Exporting Countries (OPEC) production levels and/or the market perceptions concerning the supply and demand balance in the near future, as well as general economic conditions. However, our exposure to certain of these price changes is reduced through the use of hedging instruments and the fee-based nature of certain of our services.

Environmental

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and/or remedial processes at certain sites, some of which we currently do not own (see Note 15 of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $17 million, all of which are included in other accrued liabilities and regulatory liabilities, deferred income and other on the Consolidated Balance Sheet at December 31, 2012. We will seek recovery of approximately $10 million of these accrued costs through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2012, we paid approximately $4 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $5 million in 2013 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. At December 31, 2012, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone nonattainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. In September 2011, the EPA announced that it was proceeding with required actions to implement the 2008 ozone standard and area designations. In May 2012, the EPA completed designation of new eight-hour ozone non-attainment areas. Several Transco facilities are located in 2008 ozone nonattainment areas; however, each facility has been previously subjected to federal and/or state emission control requirements implemented to address preceding ozone standards. To date, no new federal or state actions have been proposed to mandate additional emission controls at these facilities. At this time, it is unknown whether future federal or state regulatory actions associated with implementation of the 2008 ozone standard will impact our operations and increase the cost of additions to property, plant and equipment-net on the Consolidated Balance Sheet. Until any additional federal or state regulatory actions are proposed, we are unable to estimate the cost of additions that may be required to meet this new regulation. Additionally, several non-attainment areas exist in or near areas where we have operating assets. States are required to develop implementation plans to bring these areas into compliance. Implementing regulations are expected to result in impacts to our operations and increase the cost of additions to property, plant and equipment-net on the Consolidated Balance Sheet for both new and existing facilities in affected areas.

Additionally, in August 2010, the EPA promulgated National Emission Standards for Hazardous Air Pollutants (NESHAP) regulations that will impact our operations. The emission control additions required to comply with the NESHAP regulations are estimated to include capital costs in the range of $11 million to $13 million through 2013, the compliance date.

In June 2010, the EPA promulgated a final rule establishing a new one-hour sulfur dioxide (SO2) NAAQS. The effective date of the new SO2 standard was August 23, 2010. The EPA has not adopted final modeling guidance. We are unable at this time to estimate the cost of additions that may be required to meet this new regulation.

On January 22, 2010, the EPA set a new one-hour nitrogen dioxide (NO2) NAAQS. The effective date of the new NO2 standard was April 12, 2010. This standard is subject to challenge in federal court. On January 20, 2012, the EPA determined pursuant to available information that no area in the country is violating the 2010 NO2 NAAQS and thus designated all areas of the country as “unclassifiable/attainment.” Also, at that time the EPA noted its plan to deploy an expanded NO2 monitoring network beginning in 2013. However on October 5, 2012, the EPA proposed a graduated implementation of the monitoring network between January 1, 2014 and January 1, 2017. Once three years of data is collected from the new monitoring network, the EPA will reassess attainment status with the one-hour NO2 NAAQS. Until that time, the EPA or states may require ambient air quality modeling on a case by case basis to demonstrate compliance with the NO2 standard. Because we are unable to predict the outcome of the EPA’s or states’ future assessment using the new monitoring network, we are unable to estimate the cost of additions that may be required to meet this regulation.

Our interstate natural gas pipelines consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facilities could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. (See Note 11 of Notes to Consolidated Financial Statements.)

The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2012 and 2011. Long-term debt in the tables represents principal cash flows, net of (discount) premium, and weighted-average interest rates by expected maturity dates. The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings.

	2013	2014	2015	2016	2017	Thereafter(1)	Total	Fair Value December 31, 2012

					(Millions)
Long-term debt, including current portion:

Fixed rate	$-	$-	$750	$375	$785	$6,152	$8,062	$9,249

Interest rate	5.3%	5.3%	5.3%	5.4%	5.3%	5.6%

Variable rate	$-	$-	$-	$375	$-	$-	$375	$375

Interest rate (2)

	2012	2013	2014	2015	2016	Thereafter(1)	Total	Fair Value December 31, 2011
					(Millions)
Long-term debt, including current portion:

Fixed rate	$325	$-	$-	$750	$375	$5,787	$7,237	$8,170

Interest rate	5.6%	5.5%	5.5%	5.6%	5.7%	5.9%

(1)	Includes unamortized discount.
(2)	The weighted average interest rate at December 31, 2012 was 2.7 percent.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of NGLs, olefins, and natural gas, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining a conservative capital structure and significant liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. (See Note 14 of Notes to Consolidated Financial Statements.)

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

We segregate our derivative contracts into trading and nontrading contracts, as defined in the following paragraphs. We calculate value at risk separately for these two categories. Contracts designated as normal purchases or sales and nonderivative energy contracts have been excluded from our estimation of value at risk.

Trading

Our limited trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. At December 31, 2012, we had no trading derivatives in our portfolio. The fair value of our trading derivatives at December 31, 2011, was a net asset of less than $0.1 million. The value at risk for contracts held for trading purposes was zero at December 31, 2012, and less than $0.1 million at December 31, 2011.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from natural gas purchase and NGL purchase and sale activities. The fair value of our nontrading derivatives was a net asset of $4 million and $1 million at December 31, 2012 and 2011, respectively. The value-at-risk for derivative contracts held for nontrading purposes was less than $0.1 million at December 31, 2012 and zero at December 31, 2011. During the year ended December 31, 2012, our value at risk for these contracts ranged from a high of $2.3 million to a low of zero.

Certain of the derivative contracts held for nontrading purposes in 2012 were accounted for as cash flow hedges but realized during the year. As of December 31, 2012, the energy derivative contracts in our portfolio have not been designated as cash flow hedges.

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

Under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

We have audited Williams Partners L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Williams Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Williams Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Williams Partners L.P. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Williams Partners GP LLC,

General Partner of Williams Partners L.P.

and the Limited Partners of Williams Partners L.P.

We have audited the accompanying consolidated balance sheets of Williams Partners L.P. (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gulfstream Natural Gas System, L.L.C. (Gulfstream) (a limited liability corporation in which the Partnership has a 50 percent interest). The Partnership’s investment in Gulfstream constituted two percent of the Partnership’s assets as of December 31, 2012 and 2011 and the Partnership’s equity earnings in the net income of Gulfstream constituted five and four percent of the Partnership’s net income for the years ended December 31, 2012 and 2011, respectively. Gulfstream’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion on the 2011 and 2012 consolidated financial statements, insofar as it relates to the amounts included for Gulfstream, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Partners L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Williams Partners L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.

We have audited the balance sheets of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income, members’ equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas

February 25, 2013

WILLIAMS PARTNERS L.P.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$2,709	$2,517	$2,346
Product sales	4,611	5,197	4,113

Total revenues	7,320	7,714	6,459

Costs and expenses:
Product costs	3,526	3,951	3,223
Operating and maintenance expenses	987	948	837
Depreciation and amortization expenses	714	621	578
Selling, general, and administrative expenses	553	406	408
Other (income) expense — net	23	13	(14)

Total costs and expenses	5,803	5,939	5,032

Operating income	1,517	1,775	1,427

Equity earnings (losses)	111	142	109
Interest incurred	(441)	(426)	(393)
Interest capitalized	36	11	29
Interest income	3	2	4
Other income (expense) — net	6	7	12

Net income	1,232	1,511	1,188
Less: Net income attributable to noncontrolling interests	-	-	16

Net income attributable to controlling interests	$1,232	$1,511	$1,172

Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$1,232	$1,511	$1,172
Allocation of net income to general partner and Class C units	587	441	604

Allocation of net income to common units	$645	$1,070	$568

Basic and diluted net income per common unit	$1.89	$3.69	$2.66
Weighted average number of common units outstanding (thousands)	341,981	290,255	213,539
Cash distributions per common unit	$3.205	$2.960	$2.720

Other comprehensive income (loss):
Net unrealized gain (loss) from derivative instruments	$30	$(17)	$(17)
Reclassifications into earnings of net derivative instruments (gain) loss	(30)	18	12

Other comprehensive income (loss)	-	1	(5)

Comprehensive income	1,232	1,512	1,183
Less: Comprehensive income attributable to noncontrolling interests	-	-	16

Comprehensive income attributable to controlling interests	$1,232	$1,512	$1,167

See accompanying notes.

WILLIAMS PARTNERS L.P.

CONSOLIDATED BALANCE SHEET

	December 31, 2012	December 31, 2011
ASSETS	(Millions)
Current assets:
Cash and cash equivalents	$20	$163
Trade accounts and notes receivable	562	564
Inventories	173	169
Regulatory assets	39	40
Other current assets	56	72

Total current assets	850	1,008
Investments	1,800	1,383
Property, plant, and equipment – net	14,287	11,822
Goodwill	649	-
Other intangibles	1,702	43
Regulatory assets, deferred charges, and other	421	416

Total assets	$19,709	$14,672

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$851	$623
Affiliate	117	68
Accrued interest	110	105
Asset retirement obligations	68	66
Other accrued liabilities	203	172
Long-term debt due within one year	-	324

Total current liabilities	1,349	1,358
Long-term debt	8,437	6,913
Asset retirement obligations	508	504
Regulatory liabilities, deferred income, and other	518	464
Contingent liabilities and commitments (Note 15)
Equity:
Partners’ equity:
Common units (397,963,199 units outstanding at December 31, 2012 and 290,477,159 units outstanding at December 31, 2011)	10,372	6,810
General partner	(1,487)	(1,375)
Accumulated other comprehensive income (loss)	(2)	(2)

Total partners’ equity	8,883	5,433
Noncontrolling interests in consolidated subsidiaries	14	-

Total equity	8,897	5,433

Total liabilities and equity	$19,709	$14,672

See accompanying notes.

WILLIAMS PARTNERS L.P.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Williams Partners L.P.
				Accumulated Other
	Limited Partners		General	Comprehensive	Noncontrolling	Total
	Common	Class C	Partner	Income (Loss)	Interests	Equity
			(Millions)
Balance – December 31, 2009	$1,631	$-	$6,307	$2	$347	$8,287
Net income	558	156	458	-	16	1,188
Other comprehensive income (loss)	-	-	-	(5)	-	(5)
Cash distributions (Note 3)	(432)	(87)	(141)	-	-	(660)
Distributions to The Williams Companies, Inc. - net	-	(3,357)	(778)	-	-	(4,135)
Excess of purchase price over contributed basis of business purchase from affiliate	-	-	(244)	-	-	(244)
Dividends paid to noncontrolling interests	-	-	-	-	(18)	(18)
Issuance of Class C units	-	6,946	(6,946)	-	-	-
Conversion of Class C units to Common	3,658	(3,658)	-	-	-	-
Issuance of units due to Williams Pipeline Partners L.P. merger	343	-	-	-	(343)	-
Sales of common units	806	-	-	-	-	806
Contributions from general partner	-	-	29	-	-	29
Other	-	-	2	-	(2)	-

Balance – December 31, 2010	$6,564	$-	$(1,313)	$(3)	$-	$5,248
Net income	1,088	-	423	-	-	1,511
Other comprehensive income (loss)	-	-	-	1	-	1
Cash distributions (Note 3)	(842)	-	(282)	-	-	(1,124)
Distributions to The Williams Companies, Inc. - net	-	-	(99)	-	-	(99)
Excess of purchase price over contributed basis of investment purchase from affiliate	-	-	(123)	-	-	(123)
Contributions from general partner	-	-	31	-	-	31
Other	-	-	(12)	-	-	(12)

Balance – December 31, 2011	$6,810	$-	$(1,375)	$(2)	$-	$5,433
Net income	672	-	560	-	-	1,232
Cash distributions (Note 3)	(1,056)	-	(384)	-	-	(1,440)
Distributions to The Williams Companies, Inc. - net	-	-	(42)	-	-	(42)
Sales of common units (Note 12)	2,559	-	-	-	-	2,559
Issuances of common units related to acquisitions (Note 12)	1,044	-	-	-	-	1,044
Issuances of common units in common control transactions (Note 12)	345	-	(338)	-	-	7
Contributions from general partner	-	-	93	-	-	93
Contributions to Constitution Pipeline Company, LLC (Note 1)	-	-	-	-	14	14
Other	(2)	-	(1)	-	-	(3)

Balance – December 31, 2012	$10,372	$-	$(1,487)	$(2)	$14	$8,897

See accompanying notes.

WILLIAMS PARTNERS L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010

	(Millions)
OPERATING ACTIVITIES:
Net income	$1,232	$1,511	$1,188
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	714	621	578
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	19	(92)	(33)
Inventories	7	56	(67)
Other current assets and deferred charges	25	(7)	35
Accounts payable	(89)	138	35
Accrued liabilities	(8)	60	105
Affiliate accounts receivable and payable – net	49	(97)	81
Other, including changes in noncurrent assets and liabilities	69	100	-

Net cash provided by operating activities	2,018	2,290	1,922

FINANCING ACTIVITIES:
Proceeds from long-term debt	2,639	1,596	5,029
Payments of long-term debt	(1,440)	(1,184)	(1,203)
Payment of debt issuance costs	(12)	(16)	(66)
Proceeds from sales of common units	2,559	-	806
General partner contributions	93	31	29
Dividends paid to noncontrolling interests	-	-	(18)
Distributions to limited partners and general partner	(1,440)	(1,124)	(660)
Excess of purchase price over contributed basis of business and investment	-	(123)	(244)
Distributions to The Williams Companies, Inc. – net	(17)	(99)	(251)
Other – net	30	1	(4)

Net cash provided (used) by financing activities	2,412	(918)	3,418

INVESTING ACTIVITIES:
Purchase of businesses and investments from affiliates	(25)	(174)	(3,884)
Property, plant and equipment:
Capital expenditures	(2,112)	(1,005)	(844)
Net proceeds from dispositions	22	5	64
Purchases of businesses	(2,049)	(41)	(150)
Purchases of and contributions to equity method investments	(471)	(197)	(476)
Purchase of ARO trust investments	(34)	(41)	(47)
Proceeds from sale of ARO trust investments	43	56	31
Other – net	53	1	-

Net cash used by investing activities	(4,573)	(1,396)	(5,306)

Increase (decrease) in cash and cash equivalents	(143)	(24)	34
Cash and cash equivalents at beginning of period	163	187	153

Cash and cash equivalents at end of period	$20	$163	$187

See accompanying notes

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of December 31, 2012, Williams owns an approximate 68 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC (OLLC), an operating limited liability company (wholly owned by us).

Our operations are located in the United States and are organized into the Gas Pipeline and Midstream Gas & Liquids (Midstream) reporting segments.

Gas Pipeline primarily consists of 100 percent of Transcontinental Gas Pipe Line Company, LLC (Transco), 100 percent of Northwest Pipeline GP (Northwest Pipeline), 50 percent of Gulfstream Natural Gas System, L.L.C. (Gulfstream) and 51 percent of Constitution Pipeline Company, LLC (Constitution).

Midstream primarily consists of significant, large-scale operations in the Rocky Mountain and Gulf Coast regions, operations in the Marcellus Shale region, and various equity investments in domestic natural gas gathering and processing assets and natural gas liquid (NGL) fractionation and transportation assets. Midstream’s assets also include substantial operations and investments in the Four Corners region, the Piceance basin, an NGL fractionator and storage facilities near Conway, Kansas, as well as an NGL light-feed olefins cracker in Geismar, Louisiana along with associated ethane and propane pipelines, and a refinery grade splitter in Louisiana.

Basis of Presentation

In February 2010, we closed a transaction (the Dropdown) with Williams and certain of its subsidiaries, pursuant to which Williams contributed to us the ownership interests in a substantial portion of its gas pipeline and midstream businesses to the extent not already owned by us (the Contributed Entities). This contribution was made in exchange for aggregate consideration of $3.5 billion in cash, 203,000,000 of our Class C limited partnership units, which automatically converted into our common limited partnership units in May 2010 and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest.

In November 2010, we acquired a business represented by certain gathering and processing assets in Colorado’s Piceance basin from a former subsidiary of Williams (Piceance Acquisition). The Piceance Acquisition was made in exchange for consideration of $702 million in cash, approximately 1,849,138 of our common units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner ownership interest. These gathering and processing assets are reported in our Midstream reporting segment.

In May 2011, we acquired a 24.5 percent equity interest in Gulfstream from a subsidiary of Williams in exchange for aggregate consideration of $297 million of cash, 632,584 of our limited partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In June 2012, we acquired an additional 1 percent interest in Gulfstream from a subsidiary of Williams in exchange for 238,050 of our limited partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. These transactions are collectively referred to as the Gulfstream Acquisitions and the investment is reported in our Gas Pipeline segment.

In November 2012, we acquired an entity that holds an 83.3 percent undivided interest and operatorship of the olefins-production facility in Geismar, Louisiana and associated assets from Williams for total consideration of 42,778,812 of our limited partner units, $25 million in cash, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest (Geismar Acquisition). The operations of this business and the related

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assets and liabilities are reported in our Midstream segment. Prior period disclosures have been recast for this transaction. The effect of recasting our financial statements to account for this transaction increased net income $185 million, $133 million and $87 million for the years ended 2012, 2011, and 2010, respectively. This acquisition does not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.

The entities and assets acquired in the previously discussed transactions were affiliates of Williams at the time of the acquisitions; therefore, each was accounted for as a common control transaction, similar to a pooling of interests, whereby the assets and liabilities of the acquired entities are combined with ours at their historical amounts. The equity interests acquired in the Gulfstream Acquisitions were combined with our investments as of the date of transfer.

Following the Geismar Acquisition, the Midstream segment includes operations related to the manufacture of olefin products. As a result, revenues within the Consolidated Statement of Comprehensive Income are now presented as service revenues and product sales. We also revised the presentation of certain costs and operating expenses to align product costs with the presentation of our product sales. Costs and operating expenses has been separated into product costs, operating and maintenance expenses, and depreciation and amortization expenses. Selling, general and administrative expenses has also been combined with general corporate expenses, and depreciation and amortization expenses previously presented in selling, general and administrative expenses are now presented in depreciation and amortization expenses. All periods presented have been recast, along with corresponding information presented in the Notes to Consolidated Financial Statements, to reflect this change.

Certain prior period amounts reported within total costs and expenses in the Consolidated Statement of Comprehensive Income have been reclassified to conform to the current presentation. The effect of the correction increased operating and maintenance expenses and decreased selling, general, and administrative expenses, with no net impact on total costs and expenses, operating income or net income. The adjustments were $14 million and $13 million in 2011 and 2010, respectively.

Variable interest entities (VIEs)

We consolidate the activities of VIEs of which we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits that could be significant to the VIE. As of December 31, 2012, we have the following consolidated VIEs:

•

Gulfstar One (Gulfstar) is a consolidated wholly owned subsidiary that, due to certain risk sharing provisions in its customer contracts, is a VIE. We, as construction agent for Gulfstar, will design, construct, and install a proprietary floating-production system, Gulfstar FPSTM, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. Construction is underway and the project is expected to be in service in 2014. We, in combination with certain advance payments from the producer customers, are currently financing the asset construction. Gulfstar has construction work in process of $532 million and $103 million included in property, plant, and equipment - net as of December 31, 2012 and 2011, respectively, $109 million and $101 million of deferred revenue associated with customer advance payments included in regulatory liabilities, deferred income, and other as of December 31, 2012 and 2011, respectively, and $124 million and $33 million of accounts payable - trade as of December 31, 2012 and 2011, respectively in the Consolidated Balance Sheet. We are committed to the producer customers to construct this system, and we currently estimate the remaining construction cost to be less than $475 million. If the producer customers do not develop the offshore oil and gas fields to be connected to Gulfstar, they will be responsible for the firm price of building the facilities. In January 2013, we agreed to sell a 49 percent ownership interest in our Gulfstar FPS™ project to a third party. The transaction is expected to close in second-quarter 2013, at which time we expect the third party will contribute $225 million to fund its proportionate share of the project costs, following with monthly capital contributions to fund its share of ongoing construction.

•

We own a 51 percent interest in Constitution, a subsidiary that, due to shipper fixed payment commitments under its firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power over the decisions that most significantly impact Constitution’s economic performance. We, as construction agent for Constitution, will build a pipeline connecting our gathering system in Susquehanna County, Pennsylvania to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. We plan to place

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the project in service in March 2015 and estimate the total cost of the project to be approximately $680 million, which will be funded with capital contributions from us, along with the other equity partners, proportional to ownership interest. As of December 31, 2012, our Consolidated Balance Sheet includes $8 million of cash and cash equivalents, $24 million of Constitution construction work in progress representing costs incurred to date, included in property, plant and equipment - net and $4 million of accounts payable - trade.

We have also identified certain interests in VIEs where we are not the primary beneficiary. These include our investments in Laurel Mountain Midstream, LLC (Laurel Mountain) and Discovery Producer Services LLC (Discovery). These entities are considered to be VIEs generally due to contractual provisions that transfer certain risks to customers. As certain significant decisions in the management of these entities require a unanimous vote of all members, we are not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of our investments. (See Note 5).

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Williams Partners L.P., OLLC, and our other majority-owned and controlled subsidiaries and investments. We apply the equity method of accounting for investments in unconsolidated companies in which we and our subsidiaries own 20 percent to 50 percent of the voting interest and exercise significant influence over operating and financial policies of the company, or where our majority ownership does not provide us with control due to the significant participatory rights of other owners.

Common control transactions

Entities and assets acquired from Williams and its affiliates are accounted for as common control transactions whereby the net assets acquired are combined with ours at their historical amounts. If any cash consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital transaction with our general partner, similar to a dividend. If the carrying value of the net assets acquired exceeds any cash consideration transferred and limited partner units are also issued as consideration, then the limited partner units are recorded at an amount equal to the excess of the carrying value of the net assets acquired over any cash consideration transferred. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are reflected in the account of the general partner. Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our Consolidated Statement of Cash Flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates and assumptions include:

•	Impairment assessments of investments, property, plant, and equipment, goodwill and other identifiable intangible assets;

•	Litigation-related contingencies;

•	Environmental remediation obligations;

•	Asset retirement obligations;

•	Acquisition related purchase price allocations.

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

businesses that are regulated can differ from the accounting requirements for non-regulated businesses. The components of our regulatory assets and liabilities relate to the effects of deferred taxes on equity funds used during construction, asset retirement obligations, fuel cost differentials, levelized incremental depreciation, negative salvage, and postretirement benefits.

Cash and cash equivalents

Cash and cash equivalents includes amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturity dates of three months or less when acquired.

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

Inventory valuation

All inventories are stated at the lower of cost or market. The cost of inventories is primarily determined using the average-cost method.

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

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. As regulated entities, Northwest Pipeline and Transco record the ARO asset depreciation offset to a regulatory asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense included in operating and maintenance expenses, except for regulated entities, for which the liability is offset by a regulatory asset as management expects to recover amounts in future rates. The regulatory asset is amortized commensurate with the collection of those costs in rates.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium.

Goodwill

Goodwill represents the excess cost over fair value of the assets of businesses acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present. Our evaluation includes an assessment of events or circumstances to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If so, we further compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. We have goodwill of $649 million at December 31, 2012 in the Consolidated Balance Sheet attributable to our Midstream segment.

Other Intangible Assets

Our identifiable intangible assets are primarily related to gas gathering, processing and fractionation contracts and relationships with customers. We have other intangibles of $1.702 billion and $43 million at December 31, 2012 and 2011, respectively in the Consolidated Balance Sheet attributable to our Midstream segment. Our intangible assets are amortized on a straight-line basis over estimated useful lives. We evaluate these assets for changes in the expected remaining useful lives and would reflect any changes prospectively through amortization over the revised remaining useful life.

Impairment of property, plant, and equipment, other identifiable intangible assets, and investments

We evaluate our property, plant, and equipment and other identifiable intangible assets for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred and we may apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes including selling in the near term or holding for the remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. This evaluation is performed at the lowest level for which separately identifiable cash flows exist.

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

We evaluate our investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the consolidated financial statements as an impairment charge.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Cash flows from revolving credit facility

Proceeds and payments related to borrowings under our credit facility are reflected in the financing activities in the Consolidated Statement of Cash Flows on a gross basis.

Derivative instruments and hedging activities

We may utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swaps, futures, and forward contracts involving short- and long-term purchases and sales of physical energy commodities. We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, in other current assets; regulatory assets, deferred charges, and other; other accrued liabilities; or regulatory liabilities, deferred income, and other. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual trades. We report these amounts on a gross basis. Additionally, we report cash collateral receivables and payables with our counterparties on a gross basis.

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

We may also designate a hedging relationship for certain commodity derivatives. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We establish hedging relationships pursuant to our risk management policies. We evaluate the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in product sales or product costs.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For commodity derivatives designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (AOCI) and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in product sales or product costs. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in product sales or product costs at that time. The change in likelihood of a forecasted transaction is a judgmental decision that includes qualitative assessments made by management.

For commodity derivatives that are not designated in a hedging relationship, and for which we have not elected the normal purchases and normal sales exception, we report changes in fair value currently in product sales or product costs.

Certain gains and losses on derivative instruments included in the Consolidated Statement of Comprehensive Income are netted together to a single net gain or loss, while other gains and losses are reported on a gross basis. Gains and losses recorded on a net basis include:

•	Unrealized gains and losses on all derivatives that are not designated as hedges and for which we have not elected the normal purchases and normal sales exception;

•	The ineffective portion of unrealized gains and losses on derivatives that are designated as cash flow hedges.

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

Service revenues

Revenues from our gas pipeline businesses include services pursuant to long-term firm transportation and storage agreements. These agreements provide for a reservation charge based on the volume of a contracted capacity and a commodity charge based on the volume of gas delivered, both at rates specified in our FERC tariffs. We recognize revenues for reservation charges ratably over the contract period regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges, from both firm and interruptible transportation services, and storage injection and withdrawal services are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain revenues from our midstream operations include those derived from natural gas gathering and processing services and are performed under volumetric-based fee contracts. These revenues are recorded when services have been performed.

Oil gathering and transportation revenues and offshore production handling fees of our midstream operations are recognized when the services have been performed. Certain offshore production handling contracts contain fixed payment terms that result in the deferral of revenues until such services have been performed.

Storage revenues from our midstream operations associated with prepaid contracted storage capacity contracts are recognized on a straight-line basis over the life of the contract as services are provided.

Product sales

In the course of providing transportation services to customers of our gas pipeline businesses, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. The resulting imbalances are primarily settled through the purchase and sale of gas with our customers under terms provided for in our FERC tariffs. Revenue is recognized from the sale of gas upon settlement of the transportation and exchange imbalances.

We market NGLs, crude oil, natural gas, and olefins that we purchase from our producer customers as part of the overall service provided to producers. Revenues from marketing NGLs are recognized when the products have been sold and delivered.

Under our keep-whole and percent-of-liquid processing contracts, we retain the rights to all or a portion of the NGLs extracted from the producers’ natural gas stream and recognize revenues when the extracted NGLs are sold and delivered.

We recognize revenue on our domestic olefins business, which produces olefins from purchased feed-stock, when the olefins are sold and delivered.

Interest capitalized

We capitalize interest during construction on major projects with construction periods of at least three months and a total project cost in excess of $1 million. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The latter is included in other income (expense) – net below operating income. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by nonregulated companies are based on our average interest rate on debt.

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per unit

We use the two-class method to calculate basic and diluted earnings per unit whereby net income, adjusted for items specifically allocated to our general partner, is allocated on a pro-rata basis between unitholders and our general partner. Basic and diluted earnings per unit are based on the average number of common units outstanding. Additionally, subsequent to April 1, 2010 we consider Class C units as common units for purposes of the calculation. Basic and diluted earnings per unit are equivalent as there are no dilutive securities outstanding.

Pension and other postretirement benefits

We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans. (See Note 7.) Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us, and thus paid by us, is based on our share of net periodic benefit cost.

Note 2. Acquisitions

In addition to the entities and assets acquired in the common control transactions described in Note 1, we note the following additional acquisitions.

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

On April 27, 2012, we completed the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC, from Caiman Energy, LLC in exchange for $1.72 billion in cash, subject to the final purchase price adjustment, and 11,779,296 of our common units valued at $603 million (Caiman Acquisition). The fair value of the common units issued as part of the consideration paid was determined on the basis of the closing market price of our common units on the acquisition date, adjusted to reflect certain time-based restrictions on resale. The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania and eastern Ohio. Acquisition transaction costs of $16 million were incurred related to the Caiman Acquisition and are reported in selling, general and administrative expenses at Midstream in the Consolidated Statement of Comprehensive Income.

These acquisitions were accounted for as business combinations which, among other things, require assets acquired and liabilities assumed to be measured at their acquisition-date fair values. The excess of cost over those fair values was recorded as goodwill and allocated to our Northeast gathering and processing businesses (the reporting unit) within the Midstream segment. Goodwill recognized in the acquisitions relates primarily to enhancing our strategic platform for expansion in the area. The amount recorded for goodwill in the Caiman Acquisition is preliminary pending final determination of the purchase price adjustment.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the allocation of the acquisition-date fair value of the major classes of the net assets, which are presented in the Midstream segment:

	Laser	Caiman
	(Millions)
Assets held-for-sale	$18	$-
Other current assets	3	16
Property, plant and equipment	158	656
Intangible assets:
Customer contracts	316	1,141
Customer relationships	-	250
Other intangible assets	2	2
Current liabilities	(21)	(94)
Noncurrent liabilities	-	(3)

Identifiable net assets acquired	476	1,968
Goodwill	290	359

	$766	$2,327

Identifiable intangible assets recognized in the Laser and Caiman Acquisitions are primarily related to gas gathering, processing and fractionation contracts and relationships with customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired customer contracts and relationships, which are offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. Those intangible assets are being amortized on a straight-line basis over an initial 30-year period which represents a portion of the term over which the customer contracts and relationships are expected to contribute to our cash flows.

We expense costs incurred to renew or extend the terms of our gas gathering, processing and fractionation contracts with customers. Approximately 70 percent and 36 percent of the expected future revenues from the customer contracts associated with the Laser and Caiman Acquisitions, respectively, are impacted by our ability and intent to renew or renegotiate existing customer contracts. Based on the estimated future revenues during the current contract periods, the weighted-average periods prior to the next renewal or extension of the existing customer contracts associated with the Laser and Caiman Acquisitions are approximately 9 years and 18 years, respectively.

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

Amortization of Other Intangible Assets

Amortization expense related to other intangibles was $43 million, $2 million and zero in 2012, 2011, and 2010, respectively. Accumulated amortization related to other intangibles was $45 million and $2 million at December 31, 2012 and 2011, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is approximately $58 million.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Allocation of Net Income and Distributions

The allocation of net income among our general partner, limited partners, and noncontrolling interests, as reflected in the Consolidated Statement of Changes in Equity, for the years ended 2012, 2011, and 2010, is as follows:

	Years Ended December 31,
	2012	2011	2010

	(Millions)
Allocation of net income to general partner:
Net income	$1,232	$1,511	$1,188
Net income applicable to pre-partnership operations allocated to general partner	(185)	(133)	(310)
Net income applicable to noncontrolling interests	-	-	(16)
Net reimbursable costs charged directly to general partner	1	(2)	(4)

Income subject to 2% allocation of general partner interest	1,048	1,376	858
General partner’s share of net income	2%	2%	2%

General partner’s allocated share of net income before items directly allocable to general partner interest	21	28	17
Incentive distributions paid to general partner (a)	355	260	127
Net reimbursable costs charged directly to general partner	(1)	2	4
Pre-partnership net income allocated to general partner interest	185	133	310

Net income allocated to general partner	$560	$423	$458

Net income	$1,232	$1,511	$1,188
Net income allocated to general partner	560	423	458
Net income allocated to Class C limited partners	-	-	156
Net income allocated to noncontrolling interests	-	-	16

Net income allocated to common limited partners	$672	$1,088	$558

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

For purposes of calculating the 2010 basic and diluted net income per common unit, the weighted average number of common units outstanding are calculated considering Class C units as common units effective April 1, 2010, and net income allocated to the Class C units prior to that date is based on the distributed earnings paid to the Class C units for first-quarter 2010. For the allocation of 2010 net income for the Consolidated Statement of Changes in Equity, net income was allocated based on the number of days the Class C units were outstanding as Class C units during 2010.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the partnership cash distributions paid on the dates indicated, related to the preceding quarter (in millions, except for per unit amounts):

				General Partner
Payment Date	Per Unit Distribution	Common Units	Class C Units	2%	Incentive Distribution Rights	Total Cash Distribution
2/12/2010	$0.6350	$33	$-	$1	$-	$34
5/14/2010 (a)	$0.6575	$35	$87	$3	$30	$155
8/13/2010	$0.6725	$172	$-	$4	$45	$221
11/12/2010	$0.6875	$192	$-	$5	$53	$250
2/11/2011	$0.7025	$204	$-	$5	$59	$268
5/13/2011	$0.7175	$208	$-	$5	$63	$276
8/12/2011	$0.7325	$213	$-	$6	$67	$286
11/11/2011	$0.7475	$217	$-	$6	$71	$294
2/10/2012	$0.7625	$227	$-	$6	$78	$311
5/11/2012	$0.7775	$268	$-	$8	$86	$362
8/10/2012	$0.7925	$274	$-	$7	$92	$373
11/09/2012	$0.8075	$287	$-	$8	$99	$394
2/08/2013 (b)	$0.8275	$329	$-	$9	$104	$442

(a)

Distributions on the Class C units and the additional general partner units issued in connection with the closing of the February 2010 transaction where we acquired certain contributed entities, as well as the related IDR payments, were prorated to reflect the fact that they were not outstanding during the first full quarter period of 2010.

(b)	On February 8, 2013, we paid a cash distribution of $0.8275 per unit on our outstanding common units to unitholders of record at the close of business on February 1, 2013.

The 2012 and 2013 cash distributions paid to our general partner in the table above have been reduced by a total of $49 million resulting from the temporary waiver of IDRs associated with the Caiman and Geismar Acquisitions.

Note 4. Related Party Transactions

Reimbursement of Expenses of Our General Partner

The employees of our operated assets are employees of Williams. Williams directly charges us for the payroll and benefit costs associated with operations employees and carries the obligations for many employee-related benefits in its financial statements, including the liabilities related to employee retirement, medical plans and paid time off. Our share of the costs is charged to us through affiliate billings and reflected in operating and maintenance expenses in the Consolidated Statement of Comprehensive Income.

In addition, employees of Williams provide general and administrative services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. Our share of direct and allocated administrative expenses is reflected in selling, general, and administrative expenses in the Consolidated Statement of Comprehensive Income. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2012, Williams engaged a consulting firm to assist in better aligning resources to support their business strategy following the spin-off of WPX Energy, Inc. (WPX). Our share of the allocated reorganization-related costs, included in selling, general, and administrative expenses in the Consolidated Statement of Comprehensive Income, is $25 million for the year ended December 31, 2012.

Transactions with Affiliates and Equity Method Investees

Product costs, in the Consolidated Statement of Comprehensive Income, include charges for the following types of transactions our Midstream segment has with affiliates and equity method investees:

•	Purchases of olefin and NGL products for resale from Williams Energy Canada, Inc., a subsidiary of Williams, at market prices at the time of purchase.

•	Purchases of NGLs for resale from Discovery Producer Services LLC (Discovery) at market prices at the time of purchase.

•	Payments to Overland Pass Pipeline Company LLC (OPPL) for transportation of NGLs from certain natural gas processing plants.

Transactions with WPX

On December 31, 2011, Williams spun-off its former exploration and production business, WPX Energy, Inc. (WPX). We consider WPX an affiliate prior to this separation. Revenues, in the Consolidated Statement of Comprehensive Income, for the years ended December 31, 2011 and 2010 include the following types of transactions we have with WPX prior to this separation:

•

Gas Pipeline revenues from transportation and exchange service and rental of communication facilities with WPX. The rates charged to provide sales and services to affiliates are comparable to those that are charged to similarly-situated nonaffiliated customers.

•

Midstream revenues from gathering, treating, and processing services for WPX under several contracts. We believe that the rates charged to provide these services are reasonable as compared to those that are charged to similarly-situated nonaffiliated customers.

Product costs and operating and maintenance expenses, in the Consolidated Statement of Comprehensive Income, for the years ended December 31, 2011 and 2010 include charges for the following types of transactions we have with WPX prior to this separation:

•	Midstream purchases of NGLs for resale from WPX at market prices at the time of purchase.

•	Midstream purchases of natural gas for shrink replacement and fuel from WPX at market prices at the time of purchase or contract execution.

•

Costs related to a transportation capacity agreement transferred to WPX in a prior year. To the extent that WPX did not utilize this transportation capacity for its needs (primarily transporting third-party gas volumes), we reimbursed WPX for these transportation costs.

Historically, we periodically entered into derivative contracts with WPX to hedge forecasted NGL sales and natural gas purchases. These contracts were priced based on market rates at the time of execution.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of the related party transactions discussed in all sections above.

	Years Ended December 31,
	2012	2011	2010
	(Millions)

Revenues	$-	$310	$265
Product costs	300	802	676
Operating and maintenance expenses
Employee costs	269	236	217
Other	-	305	297
Selling, general, and administrative expenses
Employee direct costs	287	232	213
Employee allocated costs	184	118	130

The accounts payable — affiliate in the Consolidated Balance Sheet represents the payable positions that result from the transactions with affiliates discussed above. Included in the Consolidated Balance sheet are certain obligations of $12 million at December 31, 2011 related to the WPX spin-off. In addition, we have $15 million and $23 million in accounts payable — trade in the Consolidated Balance Sheet with our equity method investees at December 31, 2012 and December 31, 2011, respectively.

Operating Agreements with Equity Method Investees

We have operating agreements with certain equity method investees. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. Williams supplied a portion of these services, primarily those related to employees since we do not have any employees, to certain equity method investees. The total gross charges to equity method investees for these fees included in the Consolidated Statement of Comprehensive Income are $75 million, $57 million and $38 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Omnibus Agreement

In connection with the Dropdown in February 2010, we entered into an omnibus agreement with Williams. Under this agreement, Williams is obligated to reimburse us for (i) amounts incurred by us or our subsidiaries for repair or abandonment costs for damages to certain facilities caused by Hurricane Ike, up to a maximum of $10 million, (ii) maintenance capital expenditure amounts incurred by us or our subsidiaries for certain U.S. Department of Transportation projects, up to a maximum of $50 million, and (iii) an amount based on the amortization over time of deferred revenue amounts that relate to cash payments received by Williams prior to the closing of the contribution transaction for services to be rendered by us in the future at the Devils Tower floating production platform. In addition, we will be obligated to pay to Williams the proceeds of certain sales of natural gas recovered from the Hester storage field pursuant to the FERC order dated March 7, 2008, approving a settlement agreement. Net amounts received under this agreement for the years ended December 31, 2012, 2011 and 2010 were $15 million, $31 million, and $2 million, respectively.

We have a contribution receivable from our general partner of $4 million and $7 million at December 31, 2012 and December 31, 2011, respectively, for amounts reimbursable to us under omnibus agreements. We net this receivable against partners’ equity on the Consolidated Balance Sheet.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions and Equity Issuances

Basis of Presentation in Note 1 includes related party transactions for the Geismar Acquisition, Gulfstream Acquisitions, the Dropdown, and the Piceance Acquisition. Prior to such transactions, these operations participated in Williams’ cash management program under an unsecured promissory note agreement with Williams for both advances to and from Williams. In connection with the acquisitions, the outstanding advances were distributed to Williams at the close of these transactions. These distributions had no impact on our assets or liabilities. Changes in the advances to Williams are presented as distributions to The Williams Companies, Inc. – net in the Consolidated Statement of Changes in Equity.

Note 12 includes a related party transaction for the sale of limited partner units to Williams to partially fund the Caiman Acquisition.

Board of Directors

Mr. H. Michael Krimbill, a member of our Board of Directors until his term completion in August 2012, has served as the Chief Executive Officer of NGL Energy Partners LP, formerly Silverthorne Energy Partners LP, and as a director of its general partner since 2010. We recorded $61 million and $62 million in product sales in the Consolidated Statement of Comprehensive Income from NGL Energy Partners LP primarily for the sale of propane at market prices and $13 million and $9 million in product costs in the Consolidated Statement of Comprehensive Income for the purchase of propane at market prices for the years ended December 31, 2012 and 2011, respectively. We also recorded $20 million in product sales in the Consolidated Statement of Comprehensive Income from Silverthorne Energy Partners LP primarily for the sale of propane at market prices and $5 million in product costs in the Consolidated Statement of Comprehensive Income from the purchase of propane at market prices for the year ended December 31, 2010.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5. Investments

Investments accounted for using the equity method include:

	December 31,
	2012	2011

	(Millions)
OPPL - 50%	$454	$433
Gulfstream - 50%	348	355
Laurel Mountain - 51% (1)	444	291
Discovery - 60% (1)	350	182
Other	204	122

	$1,800	$1,383

(1)

We account for these investments under the equity method due to the significant participatory rights of our partners such that we do not control or are otherwise not the primary beneficiary of the investments.

The difference between the carrying value of our equity investments and the underlying equity in the net assets of the investees is $59 million at December 31, 2012, primarily related to impairments we previously recognized. These differences are amortized over the expected remaining life of the investees’ underlying assets.

Our equity-method investees’ organizational documents generally require distribution of available cash to equity holders on a quarterly basis. We generally fund our portion of significant expansion or development projects of these investees through additional capital contributions. As of December 31,2012, our proportionate share of amounts remaining to be spent for specific capital projects already in progress for Discovery and Laurel Mountain totaled $189 million and $55 million, respectively.

We acquired a 1 percent and 24.5 percent interest in Gulfstream from a subsidiary of Williams in June 2012 and May 2011, respectively. (See Note 1.) We contributed $169 million to Discovery in 2012 and $174 million, $137 million and $43 million to Laurel Mountain in 2012, 2011, and 2010, respectively. In addition, in September 2010, we purchased an additional 49 percent ownership interest in OPPL for $424 million.

Dividends and distributions, including those presented below, received from companies accounted for by the equity method were $172 million, $169 million, and $133 million in 2012, 2011, and 2010, respectively. These transactions reduced the carrying value of our investments. These dividends and distributions primarily included:

	Years Ended December 31,
	2012	2011	2010

	(Millions)
Gulfstream	$78	$60	$39
Discovery	21	40	44
Aux Sable Liquid Products L.P.	28	35	28
OPPL	28	19	-

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized Financial Position and Results of Operations of All Equity Method Investments

	December 31,
	2012	2011

	(Millions)
Current assets	$366	$293
Noncurrent assets	5,225	4,409
Current liabilities	247	235
Noncurrent liabilities	1,301	1,257

	Years Ended December 31,
	2012	2011	2010

	(Millions)
Gross revenue	$1,213	$1,242	$1,050
Operating income	378	535	506
Net income	309	460	402

Note 6. Asset Sales and Other Accruals

The following table presents significant gains or losses reflected in other (income) expense – net within costs and expenses.

	Years Ended December 31,
	2012	2011	2010

	(Millions)
Gas Pipeline
Project feasibility costs	$21	$10	$8
Capitalization of project feasibility costs previously expensed	(19)	(11)	(1)
Accrual of regulatory liability related to overcollection of certain employee expenses	4	9	10
Midstream
Gains on sales of certain assets	(6)	-	(12)
Involuntary conversion gains	-	(3)	(18)

The reversals of project feasibility costs from expense to capital at Gas Pipeline are associated with natural gas pipeline expansion projects. These reversals were made upon determining that the related projects were probable of development. These costs are now included in the capital costs of the projects, which we believe are probable of recovery through the project rates.

Additional Item

We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. We recorded $2 million, $15 million, and $5 million of charges to operating and maintenance expenses at Gas Pipeline during 2012, 2011, and 2010, respectively, primarily related to assessment and monitoring costs incurred to ensure the safety of the surrounding area.

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

Pension plans

Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension costs charged to us by Williams for 2012, 2011 and 2010 totaled $41 million, $32 million and $31 million, respectively. At the total Williams plan level, the pension plans had a projected benefit obligation of $1.5 billion and $1.4 billion at December 31, 2012 and 2011, respectively. The plans were underfunded by $478 million and $476 million at December 31, 2012 and 2011, respectively.

Postretirement benefits other than pensions

Williams provides certain retiree health care and life insurance benefits for eligible participants. Generally, employees that were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries are eligible for subsidized retiree medical benefits. The cost charged to us for the plans anticipates future cost-sharing that is consistent with Williams’ expressed intent to increase the retiree contribution level, generally in line with health care cost increases. We recognized a net periodic postretirement benefit cost charged to us by Williams of $4 million in 2012, and a net periodic postretirement benefit credited to us by Williams of $2 million and $4 million for 2011 and 2010, respectively. At the total Williams plan level, the postretirement benefit plans had an accumulated postretirement benefit obligation of $331 million and $339 million at December 31, 2012 and 2011, respectively. The plans were underfunded by $156 million and $180 million at December 31, 2012 and 2011, respectively.

Any differences between the annual expense and amounts currently being recovered in rates by our FERC-regulated gas pipelines are recorded as an adjustment to revenues and collected or refunded through future rate adjustments. A regulatory asset can be recorded only to the extent it is currently funded.

Defined contribution plan

Williams charged us compensation expense of $18 million, $16 million and $15 million in 2012, 2011 and 2010, respectively, for Williams’ matching contributions to this plan.

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

Total stock-based compensation expense, included in SG&A, for the years ended December 31, 2012, 2011 and 2010 was $12 million, $10 million and $12 million, respectively.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Inventories

	December 31,	December 31,
	2012	2011
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$96	$99
Materials, supplies, and other	77	70

	$173	$169

Note 9. Property, Plant and Equipment

	Estimated	Depreciation
	Useful Life (a)	Rates (a)	December 31,
	(Years)	(%)	2012	2011
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$7,000	$6,024
Construction in progress	(b)		1,599	353
Other	3 - 45		745	500
Regulated:
Natural gas transmission facilities		1.01 - 6.82	9,963	9,593
Construction in progress		(b)	337	199
Other		.18 - 33.33	1,418	1,391

Total property, plant, and equipment, at cost			$21,062	$18,060
Accumulated depreciation and amortization			(6,775)	(6,238)

Property, plant, and equipment - net			$14,287	$11,822

(a)	Estimated useful life and depreciation rates are presented as of December 31, 2012. Depreciation rates for regulated assets are prescribed by the FERC.

(b)	Construction in progress balances not yet subject to depreciation.

Depreciation and amortization expense for property, plant and equipment – net was $670 million, $618 million and $577 million in 2012, 2011 and 2010, respectively.

Regulated property, plant and equipment – net includes approximately $825 million and $865 million at December 31, 2012 and 2011, respectively, related to amounts in excess of the original cost of the regulated facilities within Gas Pipeline as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the significant changes to our asset retirement obligations:

	December 31,
	2012	2011

	(Millions)
Beginning balance	$570	$496
Liabilities incurred	8	4
Liabilities settled	(44)	(46)
Accretion expense	43	39
Revisions(1)	(1)	77

Ending balance	$576	$570

(1)

The 2012 revision primarily reflects a decrease in removal cost estimates, which is among several factors considered in the annual review process, including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of the assets. The revision in 2011 is primarily due to increases in the inflation rate and estimated removal costs. The 2012 and 2011 revisions also include increases of $13 million and $39 million, respectively, related to changes in the timing and method of abandonment on certain of Transco’s natural gas storage caverns that were associated with a leak in 2010.

Pursuant to its 2008 rate case settlement, Transco deposits a portion of its collected rates into an external trust (ARO Trust) that is specifically designated to fund future AROs. Transco was also required to make annual deposits into the trust through 2012. (See Note 13.)

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Regulatory Assets and Liabilities

The regulatory assets and regulatory liabilities included in the Consolidated Balance Sheet at December 31, 2012 and 2011 are as follows:

	December 31,

	2012	2011
	(Millions)
Regulatory assets:
Grossed-up deferred taxes on equity funds used during construction	$100	$103
Asset retirement obligations	135	122
Fuel cost	30	26
Levelized incremental depreciation	34	33
Other	16	24

	$315	$308

Regulatory liabilities:
Negative salvage	$204	$158
Postretirement benefits other than pension	42	39
Other	19	9

	$265	$206

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

Asset retirement obligations: Regulatory balance established to offset depreciation of the ARO asset and changes in the ARO liability due to passage of time. The regulatory asset is being recovered through our rates, and is being amortized to expense consistent with the amounts collected in rates.

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Negative salvage: Transco’s rates include a component designed to recover certain future retirement costs for which we are not required to record an asset retirement obligation. We record a regulatory liability representing the cumulative residual amount of recoveries through rates, and proceeds from the disposition of assets, net of expenditures associated with these retirement costs.

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Debt, Banking Arrangements, and Leases

Long- Term Debt

	December 31,
	2012	2011
	(Millions)
Unsecured:
Transco:
8.875% Notes due 2012	$-	$325
6.4% Notes due 2016	200	200
6.05% Notes due 2018	250	250
7.08% Debentures due 2026	8	8
7.25% Debentures due 2026	200	200
5.4% Notes due 2041	375	375
4.45% Notes due 2042	400	-
Northwest Pipeline:
7% Notes due 2016	175	175
5.95% Notes due 2017	185	185
6.05% Notes due 2018	250	250
7.125% Debentures due 2025	85	85
Williams Partners L.P.:
3.8% Notes due 2015	750	750
7.25% Notes due 2017	600	600
5.25% Notes due 2020	1,500	1,500
4.125% Notes due 2020	600	600
4% Notes due 2021	500	500
3.35% Notes due 2022	750	-
6.3% Notes due 2040	1,250	1,250
Revolving credit loans	375	-
Unamortized debt discount	(16)	(16)

Total long-term debt, including current portion	8,437	7,237
Long-term debt due within one year	-	(324)

Long-term debt	$8,437	$6,913

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

Credit Facility

In September 2012, we amended our existing $2 billion senior unsecured revolving credit facility to increase the aggregate commitments by $400 million. The maturity date of the amended credit facility is June 3, 2016. This credit facility was also amended to provide that we may request an additional $400 million increase in commitments to be available under certain conditions in the future. This credit facility includes Transco and Northwest Pipeline as

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

co-borrowers and is only available to named borrowers. The full amount of the credit facility is available to us to the extent not otherwise utilized by Transco and Northwest Pipeline. Transco and Northwest Pipeline each have access to borrow up to $400 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. Significant financial covenants include:

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

At December 31, 2012, we are in compliance with these financial covenants.

Each time funds are borrowed, a borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s alternate base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. We are required to pay a commitment fee (currently 0.20 percent) based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings. The credit facility contains various covenants that may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments, and allow any material change in the nature of its business.

The credit facility includes customary events of default. If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility agreement and exercise other rights and remedies.

Letter of credit capacity under our credit facility is $1.3 billion. At December 31, 2012, no letters of credit have been issued and $375 million of loans are outstanding under the credit facility.

Issuances and Retirements

In August 2012, we completed a public offering of $750 million of 3.35 percent senior unsecured notes due 2022. We used the net proceeds to repay outstanding borrowings on our senior unsecured revolving credit facility and for general partnership purposes.

In July 2012, Transco issued $400 million of 4.45 percent senior unsecured notes due 2042 to investors in a private debt placement. A portion of these proceeds was used to repay Transco’s $325 million 8.875 percent senior unsecured notes that matured on July 15, 2012. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in November 2012 and completed in December 2012.

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Debt Disclosures

As of December 31, 2012, aggregate minimum maturities of long-term debt (excluding unamortized discount) for each of the next five years are as follows:

(Millions)
2013	$-
2014	$-
2015	$750
2016	$750
2017	$785

Cash payments for interest were $417 million in 2012, $398 million in 2011, and $310 million in 2010.

Leases-Lessee

The future minimum annual rentals under non-cancelable operating leases as of December 31, 2012, are payable as follows:

(Millions)
2013	$39
2014	34
2015	32
2016	28
2017	25
Thereafter	136

Total	$294

Under our right-of-way agreement with the Jicarilla Apache Nation, we make annual payments of approximately $8 million and an additional annual payment which varies depending on the prior year’s per-unit NGL margins and the volume of gas gathered by our midstream gathering facilities subject to the agreement. Depending primarily on the per-unit NGL margins for any given year, the additional annual payments could exceed the fixed amount. This agreement expires March 31, 2029.

Total rent expense was $45 million in 2012, $37 million in 2011, and $34 million in 2010.

Note 12. Partners’ Capital

At December 31, 2012 and 2011, the public held 30 percent and 25 percent, respectively, of our total units outstanding, and affiliates of Williams held the remaining units. Transactions which occurred during 2011 and 2012 are summarized below.

In May 2011, we acquired a 24.5 percent interest in Gulfstream from a subsidiary of Williams. In connection with this transaction, we issued 632,584 of our common units.

On January 30, 2012, we issued 7,000,000 common units representing limited partner interests in us at a price of $62.81 per unit. The net proceeds were used to fund capital expenditures and for other partnership purposes.

On February 17, 2012, we closed the Laser Acquisition. In connection with this transaction, we issued 7,531,381 of our common units. (See Note 2.)

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 28, 2012, we sold an additional 1,050,000 common units, at a price of $62.81 per unit, to the underwriters upon the underwriters’ exercise of their option to purchase additional common units pursuant to our common unit offering in January 2012. The net proceeds were used for general partnership purposes.

On April 10, 2012, we issued 10,000,000 common units representing limited partner interests at a price of $54.56 per unit. On April 26, 2012, we sold an additional 973,368 common units at a price of $54.56 per unit to the underwriters upon the underwriters’ exercise of their option to purchase additional common units. The net proceeds were used for general partnership purposes, including the funding of a portion of the cash purchase price of the Caiman Acquisition. (See Note 2.) We also used $1 billion in proceeds from the April 27, 2012, sale of 16,360,133 common units to Williams to partially fund the Caiman Acquisition.

On April 27, 2012, we closed the Caiman Acquisition. In connection with this transaction, we issued 11,779,296 of our common units. (See Note 2.)

On June 14, 2012, we acquired a 1 percent interest in Gulfstream from a subsidiary of Williams. In connection with this transaction, we issued 238,050 of our common units. (See Note 1.)

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

On November 5, 2012, we closed the Geismar Acquisition with Williams. In connection with this transaction, we issued 42,778,812 of our common units. (See Note 1.)

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Williams has agreed to temporarily waive its IDRs related to the common units it received and for those issued to the seller of Caiman Eastern Midstream, LLC, in connection with our acquisition of that entity, through 2013. In connection with the Geismar Acquisition, Williams also agreed to waive $16 million per quarter of IDRs until the later of December 31, 2013 or 30 days after the Geismar plant expansion is operational.

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Millions)
Assets (liabilities) at December 31, 2012:

Measured on a recurring basis:
ARO Trust investments	$18	$18	$18	$-	$-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	-	-	(1)
Additional disclosures:
Notes receivable and other	11	10	2	8	-
Long-term debt	(8,437)	(9,624)	-	(9,624)	-
Assets (liabilities) at December 31, 2011:
Measured on a recurring basis:
ARO Trust investments	$25	$25	$25	$-	$-
Energy derivatives assets not designated as hedging instruments	1	1	1	-	-
Additional disclosures:
Notes receivable and other	10	10	N/A	N/A	N/A
Long-term debt, including current portion	(7,237)	(8,170)	N/A	N/A	N/A

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

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives assets are reported in other current assets and regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the years ended December 31, 2012 or 2011.

Additional fair value disclosures

Notes receivable and other: The disclosed fair value of our notes receivable is determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in trade accounts and notes receivable, and the noncurrent portion is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.

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

Note 14. Derivative Instruments and Concentration of Credit Risk

Energy Commodity Derivatives

Risk management activities

We are exposed to market risk from changes in energy commodity prices within our operations. We utilize derivatives to manage our exposure to the variability in expected future cash flows from forecasted purchases and/or sales of natural gas, NGLs and olefins attributable to commodity price risk. The energy commodity derivatives in our current portfolio have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging our future cash flows on an economic basis.

We produce and sell NGLs and olefins at different locations throughout the United States. We also buy natural gas to satisfy the required fuel and shrink needed to generate NGLs. In addition, we buy NGLs as feedstock to generate olefins. To reduce exposure to a decrease in revenues from fluctuations in NGL and olefin market prices or increases in costs and operating expenses from fluctuations in natural gas and NGL market prices, we may enter into NGL, olefin or natural gas swap agreements, futures contracts, financial or physical forward contracts, and financial

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

option contracts to mitigate the price risk on forecasted sales of NGLs and olefins and purchases of natural gas and NGLs. Those designated as cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized primarily as a result of locational differences between the hedging derivative and the hedged item.

Volumes

Our energy commodity derivatives are comprised of both contracts to purchase commodities (long positions) and contracts to sell commodities (short positions). Derivative transactions are categorized into two types:

•	Central hub risk: Financial derivative exposures to Mont Belvieu for NGLs;

•	Basis risk: Financial and physical derivative exposures to the difference in value between the central hub and another specific delivery point.

The following table depicts the notional quantities of the net long (short) positions in our commodity derivatives portfolio as of December 31, 2012. NGLs are presented in barrels.

Derivative Notional Volumes	Unit of	Central Hub
	Measure	Risk	Basis Risk
Not Designated as Hedging Instruments
Midstream	Barrels	(185,000)	(38,256,000)

Gains (losses)

The following table presents gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI, product sales, or product costs.

	Years ended December 31,
	2012	2011	Classification
	(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$30	$(18)	AOCI

Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	$30	$(18)	Product Sales or Product Costs

Concentration of Credit Risk

Cash equivalents

Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts and notes receivable

The following table summarizes concentration of receivables, net of allowances, by product or service at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Millions)
Receivables by product or service:
Sale of NGLs and related products and services	$393	$404
Transportation of natural gas and related products	169	160

Total	$562	$564

Customers include producers, distribution companies, industrial users, gas marketers and pipelines primarily located in the central, eastern and northwestern United States, Rocky Mountains and the Gulf Coast. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

Revenues

In 2012, 2011 and 2010, we had one customer in our Midstream segment that accounted for 14 percent, 17 percent, and 15 percent of our consolidated revenues, respectively.

Note 15. Contingent Liabilities and Commitments

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2012, we have accrued liabilities totaling $17 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. Most recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for ground level ozone, and one hour nitrogen dioxide emission limits. We are unable to estimate the costs of asset additions or modifications necessary to comply with these new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyl, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities resulting in our identification as a potentially responsible party at various Superfund waste sites. At December 31, 2012, we have accrued liabilities of $10 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2012, we have accrued liabilities totaling $7 million for these costs.

Rate Matters

On August 31, 2006, Transco submitted to the FERC a general rate filing (Docket No. RP06-569) principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.

The one issue reserved for litigation or further settlement relates to Transco’s proposal to change the design of the rates for service under one of its storage rate schedules, which was implemented subject to refund on March 1, 2007. A hearing on that issue was held before a FERC Administrative Law Judge (ALJ) in July 2008. In November 2008, the ALJ issued an initial decision in which he determined that Transco’s proposed incremental rate design is unjust and unreasonable. On January 21, 2010, the FERC reversed the ALJ’s initial decision, and approved our proposed incremental rate design. Certain parties have sought rehearing of the FERC’s order and, on April 2, 2012, the FERC denied the rehearing request. On June 1, 2012, one party filed an appeal in the U.S. Court of Appeals for the D.C. Circuit challenging the FERC’s orders approving our rate design proposal.

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

Commitments

Commitments for construction and acquisition of property, plant, and equipment are approximately $1.2 billion at December 31, 2012.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16. Segment Disclosures

Our reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies, and industry knowledge. (See Note 1.)

Performance Measurement

We currently evaluate segment operating performance based on segment profit from operations, which includes segment revenues from external customers, segment costs and expenses, and equity earnings (losses). General corporate expenses represent selling, general, and administrative expenses that are not allocated to our segments. The accounting policies of the segments are the same as those described in Note 1. Intersegment sales, which are insignificant for all periods presented, are generally accounted for at the current market prices as if the sales were to unaffiliated third parties.

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the reconciliation of segment profit to operating income as reported in the Consolidated Statement of Comprehensive Income. It also presents other financial information related to long-lived assets.

	Gas Pipeline	Midstream	Total
		(Millions)
2012
Segment revenues:
Service revenues	$1,609	$1,100	$2,709
Product sales	65	4,546	4,611

Total revenues	$1,674	$5,646	$7,320

Segment profit	$677	$1,135	$1,812
Less equity earnings (losses)	72	39	111

Segment operating income	$605	$1,096	1,701

General corporate expenses			(184)

Operating income			$1,517

Other financial information:
Additions to long-lived assets (a)	$701	$4,868	$5,569
Depreciation and amortization	$360	$354	$714
2011
Segment revenues:
Service revenues	$1,569	$948	$2,517
Product sales	109	5,088	5,197

Total revenues	$1,678	$6,036	$7,714

Segment profit	$673	$1,362	$2,035
Less equity earnings (losses)	58	84	142

Segment operating income	$615	$1,278	1,893

General corporate expenses			(118)

Operating income			$1,775

Other financial information:
Additions to long-lived assets	$661	$622	$1,283
Depreciation and amortization	$351	$270	$621
2010
Segment revenues:
Service revenues	$1,506	$840	$2,346
Product sales	99	4,014	4,113

Total revenues	$1,605	$4,854	$6,459

Segment profit	$637	$1,029	$1,666
Less equity earnings (losses)	38	71	109

Segment operating income	$599	$958	1,557

General corporate expenses			(130)

Operating income			$1,427

Other financial information:
Additions to long-lived assets	$476	$438	$914
Depreciation and amortization	$340	$238	$578

(a)   Midstream includes additions related to the Caiman and Laser Acquisitions. (See Note 2.)

WILLIAMS PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects total assets and investments by reporting segment.

	Total Assets at December 31,		Investments at December 31,
	2012	2011	2012	2011

	(Millions)
Gas Pipeline	$8,775	$8,348	$403	$413
Midstream (1)	11,313	6,883	1,397	970
Other corporate assets	73	226	-	-
Eliminations (2)	(452)	(785)	-	-

Total	$19,709	$14,672	$1,800	$1,383

(1)	Total assets increased primarily due to the Caiman and Laser Acquisitions. (See Note 2.)
(2)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.

WILLIAMS PARTNERS, L.P.

QUARTERLY FINANCIAL DATA

(Unaudited)

Summarized quarterly financial data are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Millions, except per-unit amounts)
2012
Revenues	$1,968	$1,817	$1,717	$1,818
Product costs	974	907	781	864
Net income	408	243	290	291
Basic and diluted net income per common unit	0.85	0.29	0.38	0.42

2011
Revenues	$1,813	$1,936	$1,920	$2,045
Product costs	930	991	978	1,052
Net income	342	379	378	412
Basic and diluted net income per common unit	0.81	0.91	0.91	1.05

The sum of earnings per unit for the four quarters may not equal the total earnings per unit for the year due to changes in the average number of common units outstanding and rounding.

We have changed the basis for presenting our Consolidated Statement of Comprehensive Income. This included separating costs and operating expenses into product costs, operating and maintenance expenses, and depreciation and amortization expenses.
(See Note 1 of Notes to Consolidated Financial Statements.)

On November 5, 2012, we closed the Geismar Acquisition. Summarized quarterly financial data has been retrospectively adjusted to reflect the consolidation of the historical results of the Geismar Acquisition throughout the periods presented. The acquisition did not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner. Additionally, certain amounts previously reported in selling, general, and administrative expenses were reclassified to operating and maintenance expenses to conform to the current presentation. (See Note 1.) The increases to amounts previously reported were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Millions)
2012
Revenues	$283	$234	$190	N/A
Costs and operating expenses	219	178	129	N/A
Net income	60	50	53	N/A

2011
Revenues	$234	$265	$247	$239
Costs and operating expenses	198	218	206	219
Net income	35	41	36	21

2012

Net income for fourth-quarter 2012 includes:

•	$18 million related to the reversal of project feasibility costs from expense to capital at Gas Pipeline. (See Note 6.)

•	$11 million of reorganization-related costs, including consulting costs, allocated to Williams Partners from Williams. (See Note 6.)

Net income for second-quarter 2012 includes $21 million of Caiman and Laser acquisition and transition-related costs at Midstream. (See Note 2.)

2011

Net income for first-quarter 2011 includes $11 million related to the reversal of project feasibility costs from expense to capital at Gas Pipeline. (See Note 6.)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act) (Disclosure Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Williams Partners L.P. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

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

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

There have been no changes during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As a limited partnership, we have no directors or officers. Instead, our general partner, Williams Partners GP LLC, manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner’s directors are appointed by Williams, the corporate parent of our general partner. Accordingly, we do not have a procedure by which our unitholders may recommend nominees to our general partner’s Board of Directors.

All of the senior officers of our general partner are also senior officers of Williams.

The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Williams Partners GP LLC
Alan S. Armstrong	50	Chairman of the Board and Chief Executive Officer

Donald R. Chappel	61	Chief Financial Officer and Director

Rory L. Miller	52	Senior Vice President - Atlantic-Gulf and Director

James E. Scheel	48	Senior Vice President - Corporate Strategic Development and Director

H. Brent Austin	58	Director and Member of Audit and Conflicts Committees

Thomas F. Karam	54	Director and Member of Audit and Conflicts Committees

Alice M. Peterson	60	Director and Member of Audit and Conflicts Committees

Frank E. Billings	50	Senior Vice President - Northeast G&P

Allison G. Bridges	53	Senior Vice President - West

Randy M. Newcomer	60	Interim Senior Vice President - NGL & Petchem Services

Fred E. Pace	51	Senior Vice President - E&C

Brian L. Perilloux	51	Senior Vice President - Operational Excellence

Craig L. Rainey	60	General Counsel

Ted T. Timmermans	56	Vice President, Controller, and Chief Accounting Officer

Officers serve at the discretion of the Board of Directors of our general partner. There are no family relationships among any of the directors or executive officers of our general partner. The directors of our general partner are appointed for one-year terms. In addition to independence and financial literacy for members of our general partner’s Board of Directors who serve on the Audit Committee and Conflicts Committee, our general partner considers the following qualifications relevant to service on its Board of Directors in the context of our business and structure:

•	Industry Experience in the oil, natural gas, and petrochemicals business.

•	Engineering and Construction Experience.

•	Financial and Accounting Experience.

•	Corporate Governance Experience.

•	Securities and Capital Markets Experience.

•	Executive Leadership Experience.

•	Public Policy and Government Experience.

•	Strategy Development and Risk Management Experience.

•	Operating Experience.

•	Knowledge of the marketplace and political and regulatory environments relevant to the energy sector in the locations where we operate currently or plan to in the future (Marketplace Knowledge).

Certain information about each of our general partner’s directors and executive officers is set forth below, including qualifications relevant to service on our general partner’s Board of Directors.

Alan S. Armstrong has served as a director of our general partner since February 2005 and has served as the Chairman of the Board of Directors and the Chief Executive Officer of our general partner since January 2011. Mr. Armstrong has served as the Chief Executive Officer, President, and a director of Williams since January 2011. From February 2010 to January 2011, Mr. Armstrong served as Senior Vice President – Midstream of our general partner. From 2005 until February 2010, Mr. Armstrong served as the Chief Operating Officer of our general partner. From February 2002 to January 2011, Mr. Armstrong served as Senior Vice President – Midstream of Williams and acted as President of Williams’ midstream business. From 1999 to February 2002, Mr. Armstrong was Vice President, Gathering and Processing in Williams’ midstream business and from 1998 to 1999 was Vice President, Commercial Development, in Williams’ midstream business. Since December 2012, Mr. Armstrong has served as a director of Access Midstream Partners GP, L.L.C. (ACMP GP), the general partner of Access Midstream Partners, L.P. (a midstream natural gas service provider), in which Williams owns an interest.

Mr. Armstrong’s qualifications include Marketplace Knowledge and industry, engineering and construction, financial and accounting, corporate governance, securities and capital markets, executive leadership, public policy and government, strategy development and risk management, and operating experience.

Donald R. Chappel has served as the Chief Financial Officer and a director of our general partner since February 2005. Mr. Chappel has served as Senior Vice President and Chief Financial Officer of Williams since April 2003. Mr. Chappel served as Chief Financial Officer and a director of the general partner of Williams Pipeline Partners L.P. (WMZ), a limited partnership formed by Williams to own and operate natural gas transportation and storage assets, from January 2008 until WMZ merged with us in August 2010. Since December 2012, Mr. Chappel has served as a director of ACMP GP. Mr. Chappel has served as a member of the Management Committee of Northwest Pipeline since October 2007. Mr. Chappel also serves as a director of SUPERVALU Inc., a grocery and pharmacy company, as Chairman of its Finance Committee and as a member of its Audit Committee.

Mr. Chappel’s qualifications include Marketplace Knowledge and industry, financial and accounting, corporate governance, securities and capital markets, executive leadership, and strategy development and risk management experience.

Rory L. Miller has served as a director of our general partner since January 2011 and as Senior Vice President – Atlantic-Gulf of Williams and our general partner since January 2013. From January 2011 until January 2013, Mr. Miller was Senior Vice President – Midstream of Williams and our general partner, acting as President of Williams’ midstream business. Mr. Miller was a Vice President of Williams’ midstream business from May 2004 until January 2011.

Mr. Miller’s qualifications include Marketplace Knowledge and industry, engineering and construction, executive leadership, strategy development and risk management, and operating experience.

James E. Scheel has served as a director of our general partner since May 2012 and as Senior Vice President – Corporate Strategic Development of Williams and our general partner since February 2012. From January 2011 until February 2012, Mr. Scheel served as Vice President of Business Development of Williams’ midstream business. He joined Williams in 1988 and has served in leadership roles in business strategic development, engineering and operations, the NGL business, and international operations. Since December 2012, Mr. Scheel has served as a director of ACMP GP.

Mr. Scheel’s qualifications include Marketplace Knowledge and industry, engineering and construction, executive leadership, strategy development and risk management, and operating experience.

H. Brent Austin has served as a director of our general partner since 2010. Mr. Austin has been Managing Director and Chief Investment Officer of Alsamora L.P., a Houston-based private limited partnership with real estate and diversified equity investments, since 2003. Mr. Austin served as a director of the general partner of WMZ from October 2008 until WMZ merged with us in 2010. From 2002 to 2003, Mr. Austin was President and Chief Operating Officer of El Paso Corporation, an owner and operator of natural gas transportation pipelines, storage, and other midstream assets, where he managed all non-regulated operations as well as all financial functions.

Mr. Austin’s qualifications include Marketplace Knowledge and industry, financial and accounting, corporate governance, securities and capital markets, executive leadership, public policy and government, strategy development and risk management, and operating experience.

Thomas F. Karam has served as a director of our general partner since May 2012. Mr. Karam was nominated to the Board of Directors of our general partner by Delphi Midstream Partners LLC (Delphi), which acquired, constructed, owned and operated midstream energy assets, pursuant to a one-time right granted to Delphi in connection with the Laser Acquisition. Mr. Karam served as the President and Chief Executive Officer of Delphi from 2009 to February 2012. From 2006 to 2009, Mr. Karam served as the President and Chief Executive Officer of Stonegate Capital Partners, LLC and Stonegate Renewable Energy, L.P., a provider of financial consulting and investment management services. From 2001 to 2005, Mr. Karam served as President, Chief Operating Officer, and a director of Southern Union Company, which is primarily engaged in the transportation, storage, gathering, processing and distribution of natural gas.

Mr. Karam’s qualifications include Marketplace Knowledge and industry, engineering and construction, financial and accounting, corporate governance, securities and capital markets, executive leadership, public policy and government, strategy development and risk management, and operating experience.

Alice M. Peterson has served as a director of our general partner since 2005. From April 2009 to December 2010, Ms. Peterson served as the Chief Ethics Officer of SAI Global, a provider of compliance and ethics services, and presently acts as a special advisor to SAI Global. Since 2000, Ms. Peterson has served as a director of RIM Finance, LLC, a wholly owned subsidiary of Research in Motion, Ltd., the maker of the Blackberrytm handheld device. Since July 2011, Ms. Peterson has served as a director of Patina Solutions, which provides professionals on a flexible basis to help companies achieve their business objectives. From 2006 to 2010, Ms. Peterson served as a director of Navistar Financial Corporation, a wholly owned subsidiary of Navistar International, a manufacturer of commercial and military trucks, diesel engines and parts. Ms. Peterson founded and served as the president of Syrus Global, a provider of ethics, compliance, and reputation management solutions from 2002 to April 2009, when it was acquired by SAI Global. Ms. Peterson served as a director of Hanesbrands Inc., an apparel company, from 2006 to 2009. Ms. Peterson served as a director of TBC Corporation, a marketer of private branded replacement tires, from July 2005 to November 2005, when it was acquired by Sumitomo Corporation of America. From 1998 to 2004, she served as a director of Fleming Companies, a supplier of consumer package goods. From 2000 to 2001, Ms. Peterson served as President and General Manager of RIM Finance, LLC. From 1998 to 2000, Ms. Peterson served as Vice President of Sears Online and from 1993 to 1998, as Vice President and Treasurer of Sears, Roebuck and Co. Ms. Peterson serves on the faculty of the Practicing Law Institute and the National Association of Corporate Directors.

Ms. Peterson’s qualifications include industry, financial and accounting, corporate governance, securities and capital markets, executive leadership, strategy development and risk management, and operating experience.

Frank E. Billings has served as a Senior Vice President - Northeast G&P of Williams and our general partner since January 2013. Mr. Billings served as a Vice President of Williams’ midstream business from January 2011 until January 2013 and as Vice President, Business Development of Williams from August 2010 to January 2011. He served as President of Cumberland Plateau Pipeline Company (a privately held company developing an ethane pipeline to serve the Marcellus shale area) from July 2009 until July 2010. From July 2008 to June 2009, Mr. Billings served as Senior Vice President of Commercial for Crosstex Energy, Inc. and Crosstex Energy L.P (an independent midstream energy services master limited partnership and its parent corporation). In 1988, Mr. Billings joined MAPCO Inc., which merged with a Williams subsidiary in 1998, serving in various management roles, including in 2008 as a Vice President in the midstream business.

Allison G. Bridges has served as Senior Vice President – West of Williams and our general partner since January 2013. Ms. Bridges served as the Vice President and General Manager of Williams Gas Pipeline – West from July 2010 until January 2013. From May 2003 to July 2010, Ms. Bridges was Vice President Commercial Operations of Northwest Pipeline. Ms. Bridges joined Transco in 1981, now a subsidiary of Williams and us, holding various management positions in accounting, rates, planning and business development.

Randy M. Newcomer has served as Interim Senior Vice President – NGL & Petchem Services of Williams and our general partner since January 2013. Mr. Newcomer served as Vice President – Operations Performance of Williams’ midstream business since 2010, managing since 2011 the team that reorganized Williams’ senior management structure. From 2004 to 2010, he was a Vice President for Williams’ olefins and natural gas liquids business. From 1996 to 2004, he was a Vice President for refining and marketing operations of Williams or MAPCO, Inc., which merged with Williams in 1998.

Fred E. Pace has served as Senior Vice President – E&C (engineering and construction) of Williams and our general partner since January 2013. From January 2011 until January 2013, Mr. Pace served Williams in project engineering and development roles, including service as Vice President, Engineering and Construction for Williams’ midstream business. From December 2009 to January 2011, Mr. Pace was the managing member of PACE Consulting, LLC (an engineering and consulting firm serving the energy industry). In August 2003, Mr. Pace co-founded Clear Creek Natural Gas, LLC, later known as Clear Creek Energy Services, LLC (a provider of engineering, construction, and operational services to the energy industry) where he served as Chief Executive Officer until December 2009. Mr. Pace has over 25 year of experience in the engineering, construction, operation, and project management areas of the energy industry, including prior service with Williams from 1985 to 1990.

Brian L. Perilloux has served as Senior Vice President – Operational Excellence of Williams and our general partner since January 2013. Mr. Perilloux served as a Vice President of Williams’ midstream business from January 2011 until January 2013. From August 2007 to January 2011, Mr. Perilloux served in various roles in Williams’ midstream business, including engineering and construction roles. Prior to joining Williams, Mr. Perilloux was an officer of a private international engineering and construction company.

Craig L. Rainey has served as the General Counsel of our general partner since January 2012. Mr. Rainey has also served as Senior Vice President and General Counsel of Williams since January 2012. From February 2001 until January 2012, Mr. Rainey served as an Assistant General Counsel of Williams, primarily supporting Williams’ midstream business and former exploration and production business during that time. He joined Williams in 1999 as a senior counsel and he has practiced law since 1977.

Ted T. Timmermans has served as Vice President, Controller, and Chief Accounting Officer of Williams and our general partner since 2005. Mr. Timmermans served as an Assistant Controller of Williams from 1998 to 2005. Mr. Timmermans served as Chief Accounting Officer of the general partner of WMZ from 2008 until WMZ merged with us in 2010.

Governance

Our general partner adopted governance guidelines that address, among other areas, director independence, policies on meeting attendance and preparation, executive sessions of non-management directors and communications with non-management directors.

Director Independence

Because we are a limited partnership, the NYSE does not require our general partner’s Board of Directors to be composed of a majority of directors who meet the criteria for independence required by the NYSE or to maintain nominating/corporate governance and compensation committees composed entirely of independent directors.

Our general partner’s Board of Directors has adopted governance guidelines which require at least three members of our general partner’s Board of Director to be independent directors as defined by the rules of the NYSE and have no material relationship with us or our general partner. Our general partner’s Board of Directors at least annually reviews the independence of its members expected to be independent and affirmatively makes a determination that each director meets these independence standards. Our governance guidelines are available on our website at www.williamslp.com at the Corporate Responsibility/Corporate Governance Guidelines tab.

Our general partner’s Board of Directors affirmatively determined that each of Ms. Peterson, Ms. Laura A. Sugg (who served as a director of our general partner until May 2012), and Messrs. Austin and Karam is an “independent director” under the current listing standards of the NYSE and our director independence standards. In so doing, the Board of Directors determined that each of these individuals met the “bright line” independence standards of the NYSE. In addition, the Board of Directors considered transactions and relationships between each director and any member of his or her family on one hand, and us and our affiliates on the other, to confirm that those transactions and relationships do not vitiate the affected director’s independence. The Board of Directors considered Mr. Karam’s ownership interest in Delphi, from which we acquired certain entities in the Laser Acquisition. In determining that this relationship is not material, the Board considered the fact that Mr. Karam is not an employee or officer of Delphi and that the Laser Acquisition was completed prior to Mr. Karam becoming a member of the Board of Directors. Accordingly, the Board of Directors of our general partner affirmatively determined that all of the directors mentioned above are independent. Because Messrs. Armstrong, Barnard (who served as a director of our general partner until August 2012), Chappel, Miller, and James E. Scheel, are or were employees, officers and/or directors of Williams, they are not independent under these standards. Mr. Krimbill, who served as a director of our general partner until August 2012, was not considered independent due to business relationships between us and NGL Energy Partners L.P.

Ms. Peterson and Messrs. Austin and Karam do not serve as an executive officer of any non-profit organization to which we or our affiliates made contributions within any single year of the preceding three years that exceeded the greater of $1.0 million or 2 percent of such organization’s consolidated gross revenues. Further, there were no discretionary contributions made by us or our affiliates to a non-profit organization with which such director, or such director’s spouse, has a relationship that impact the director’s independence.

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

Executive Sessions of Non-Management Directors

Our general partner’s non-management Board members periodically meet outside the presence of our general partner’s executive officers. The Chair of the Audit Committee serves as the presiding director for executive sessions of non-management Board members. The current Chair of the Audit Committee and the presiding director is Ms. Alice M. Peterson.

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

The current contact information is as follows:

Williams Partners L.P.

c/o Williams Partners GP LLC

One Williams Center, Suite 4700

Tulsa, Oklahoma 74172

Attn: Presiding Director

Williams Partners L.P.

c/o Williams Partners GP LLC

One Williams Center, Suite 4700

Tulsa, Oklahoma 74172

Attn: Corporate Secretary

Board Committees

The Board of Directors of our general partner has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and a Conflicts Committee. The following is a description of each of the committees and committee membership.

Board Committee Membership

	Audit	Conflicts
	Committee	Committee

H. Brent Austin	✓	•

Alice M. Peterson	•	✓

Thomas F. Karam	✓	✓

✓  = committee member

•    = chairperson

Audit Committee

Our general partner’s Board of Directors has determined that all members of the Audit Committee meet the heightened independence requirements of the NYSE for audit committee members and that all members are financially literate as defined by the rules of the NYSE. The Board of Directors has further determined that Ms. Peterson and Messrs. Austin and Karam qualify as “audit committee financial experts” as defined by the rules of the SEC. Biographical information for each of these persons is set forth above. The Audit Committee is governed by a written charter adopted by the Board of Directors. For further information about the Audit Committee, please read the “Report of the Audit Committee” below and “Principal Accountant Fees and Services.”

Conflicts Committee

The Conflicts Committee of our general partner’s Board of Directors reviews specific matters that the Board believes may involve conflicts of interest. The Conflicts Committee determines if resolution of the conflict is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience requirements established by the NYSE and other federal securities laws. Any matters approved by the Conflicts Committee will be conclusively deemed fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe to us or our unitholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our general partner’s executive officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC and the NYSE reports of ownership of our securities and changes in reported ownership. Executive officers and directors of our general partner and greater than 10 percent unitholders are required by SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on a review of reports furnished to our general partner, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2012 our general partner’s officers, and directors and our greater than 10 percent common unitholders timely filed all reports they were required to file under Section 16(a), except that one report for Mr. Karam covering one transaction was filed one day late.

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

•

Discussed with Williams Partners L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of Williams Partners L.P.’s internal controls and the overall quality of Williams Partners L.P.’s financial reporting; and

•

Based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2012, for filing with the SEC.

This report has been furnished by the members of the Audit Committee of the Board of Directors:

— Alice M. Peterson - Chair

— H. Brent Austin

— Thomas F. Karam

The report of the Audit Committee in this report shall not be deemed incorporated by reference into any other filing by Williams Partners L.P. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We are managed by the executive officers of our general partner who are also executive officers of Williams. Neither we nor our general partner have a compensation committee. The executive officers of our general partner are compensated directly by Williams. All decisions as to the compensation of the executive officers of our general partner who are involved in our management are made by the Compensation Committee of Williams. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner and we make no decisions relating to such compensation. None of the executive officers of our general partner have employment agreements with us or are otherwise specifically compensated for their service as an executive officer of our general partner. A full discussion of the policies and programs of the Compensation Committee of Williams will be set forth in the proxy statement for Williams’ 2013 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on Williams’ website at www.williams.com at the “Investors - SEC Filings” tab (Williams’ 2013 Proxy Statement). Williams’ 2013 Proxy Statement will also be available free of charge from the Corporate Secretary of our general partner. We reimburse our general partner for direct and indirect general and administrative expenses attributable to our management (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing our business). Please read “Certain Relationships and Related Transactions, and Director Independence - Reimbursement of Expenses of Our General Partner” for more information regarding this arrangement.

Executive Compensation

The following table summarizes the compensation attributable to services performed for us in 2012 for our general partner’s named executive officers (NEOs), consisting of our principal executive officer, principal financial officer, three other most highly compensated executive officers serving as executive officers at the end of 2012, and a former executive officer who would have been one of our general partner’s three most highly compensated executive officers (other than the principal executive and financial officers) if he had been serving as an executive officer at the end of 2012.

Further information regarding compensation of our principal executive officer, Mr. Armstrong, who also serves as the President and Chief Executive Officer of Williams, our principal financial officer, Mr. Chappel, who also serves as the Senior Vice President and Chief Financial Officer of Williams, Mr. Miller, who serves as our Senior Vice President – Atlantic-Gulf and who also serves as Senior Vice President – Atlantic-Gulf of Williams, and Mr. Rainey, who serves as our General Counsel and who also serves as Senior Vice President and General Counsel of Williams, will be set forth in Williams’ 2013 Proxy Statement. Compensation amounts set forth in Williams’ 2013 Proxy Statement will include all compensation paid by Williams, including the amounts in the table below attributable to services performed for us.

2012 Summary Compensation Table

The following table sets forth certain information with respect to Williams’ compensation of our general partner’s NEOs attributable to us during fiscal years 2012, 2011, and 2010.

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
Name and Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position(1)	Year	Salary	Bonus	Awards(2)	Awards(3)	Compensation(4)	Earnings(5)	Compensation(6)	Total
Alan S. Armstrong	2012	$897,083	$-	$2,683,728	$821,993	$1,051,409	$893,930	$20,562	$6,368,705
Chairman &	2011	548,550	-	1,545,849	277,298	997,943	409,057	34,722	3,813,419
Chief Executive Officer	2010	370,596	-	917,705	260,423	319,581	205,368	12,252	2,085,925

Donald R. Chappel	2012	574,182	-	1,636,073	493,354	504,004	393,328	15,316	3,616,257
Chief Financial Officer	2011	383,865	-	986,533	233,883	462,091	297,698	11,313	2,375,383
	2010	333,144	-	784,538	222,628	305,242	123,144	8,911	1,777,607

Rory L. Miller	2012	370,774	-	942,723	284,275	247,816	256,771	16,955	2,119,314
Senior Vice President,	2011	344,933	-	968,722	229,652	306,233	238,837	13,253	2,101,630
Atlantic-Gulf	2010	-	-	-	-	-	-	-	-

Craig L. Rainey	2012	364,280	-	953,650	287,569	265,924	145,727	30,570	2,047,720
General Counsel	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

James E. Scheel	2012	320,924	-	1,014,919	306,046	208,058	154,558	18,986	2,023,491
Senior Vice President,	2011	-	-	-	-	-	-	-	-
Corporate Development	2010	-	-	-	-	-	-	-	-

Randall L. Barnard	2012	339,269	-	1,093,526	329,751	227,000	21,064	31,104	2,041,714
Former Senior Vice	2011	380,084	-	1,100,795	260,962	323,128	393,398	21,071	2,479,438
President - Gas Pipeline	2010	-	-	-	-	-	-	-	-

(1) Name and Principal Position. Mr. Barnard served as our general partner’s Senior Vice President – Gas Pipeline from February 2011 to August 2012.

(2) Stock Awards. Awards were granted under the terms of Williams’ 2007 Incentive Plan and include time-based and performance-based restricted stock units (RSUs). Amounts shown are the grant date fair value of awards attributable to us computed in accordance with FASB ASC Topic 718. The assumptions used by Williams to determine the grant date fair value of the stock awards can be found in the Williams Annual Report on Form 10-K for the year-ended December 31, 2012.

The potential maximum values attributable to us of the performance-based RSUs, subject to changes in performance outcomes of Williams, are as follows:

2012 Performance-Based
RSU Maximum Potential
Alan S. Armstrong	$3,545,281
Donald R. Chappel	1,740,998
Rory L. Miller	1,003,167
Craig L. Rainey	1,014,798
James E. Scheel	1,080,010
Randall L. Barnard	1,163,661

(3) Option Awards. Awards are granted under the terms of Williams’ 2007 Incentive Plan and include non-qualified stock options. Amounts shown are the grant date fair value of awards attributable to us computed in accordance with FASB ASC Topic 718. The assumptions used by Williams to determine the grant date fair value of the option awards can be found in the Williams Annual Report on Form 10-K for the year-ended December 31, 2012. The options may be exercised to acquire Williams’ common stock. The NEOs do not receive any option awards from us.

(4) Non-Equity Incentive Plan. Williams provides an annual incentive program to the NEOs and payments are based on the financial performance of Williams. The maximum annual incentive pool funding for NEOs is 250 percent of target. We do not sponsor any non-equity incentive plans.

(5) Change in Pension Value and Nonqualified Deferred Compensation Earnings. The amount shown is the aggregate change from December 31, 2011 to December 31, 2012 in the actuarial present value of the accrued benefit under the qualified pension and supplemental retirement plans sponsored by Williams that is attributable to us. Williams’ 2013 Proxy Statement will provide more detail regarding “Pension Benefits” including further details regarding the calculation of the present value of the accrued benefit. We do not sponsor any qualified pension or supplemental retirement plans.

(6) All Other Compensation. Amounts shown represent payments made by Williams on behalf of the NEOs and attributable to us. These amounts include life insurance premiums, a 401(k) matching contribution, and perquisites (if applicable). None of these amounts were provided directly by us. Perquisites include financial planning services, mandated annual physical exam, and personal use of Williams’ aircraft. If the NEOs used Williams’ aircraft, the incremental cost method was used to calculate the personal use of Williams’ aircraft. The incremental cost calculation includes such items as fuel, maintenance, weather and airport services, pilot meals, pilot overnight expenses, aircraft telephone, and catering. The amounts of perquisites for Mr. Barnard and Mr. Rainey are included because the aggregate amount attributable to us exceeds $10,000.

	Financial Planning	Annual Physical Exam	Company Aircraft Personal Usage
Randall L. Barnard	$15,000	$-	$-
Craig L. Rainey	12,500	3,473	-

We have not included tables with information about grants of plan-based awards, outstanding equity awards at fiscal year-end, option exercises and stock vested, pension benefits, and non-qualified deferred compensation because we do not currently sponsor such plans or grant awards to our NEOs under our general partner’s long-term incentive plan, which is the only compensation plan sponsored by our general partner. Information related to Williams’ sponsorship of any such plans will be set forth in Williams’ 2013 Proxy Statement. In addition, our NEOs are not entitled to any compensation as a result of a change-in-control of us or the termination of their service as an NEO of our general partner.

Compensation Committee Interlocks and Insider Participation

As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2012, all compensation decisions with respect to our NEOs were made by the Compensation Committee of the Board of Directors of Williams, which is comprised entirely of independent members of Williams’ Board. In addition, none of these individuals receive any compensation directly from us or our general partner. Please read “Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and Williams.

Compensation Policies and Practices as They Relate to Risk Management

We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Williams perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. Please read “Compensation Discussion and Analysis,” “Employees,” and “Certain Relationships and Related Transactions, and Director Independence” for more information about this arrangement. For an analysis of any risks arising from Williams’ compensation policies and practices, please read Williams’ 2013 Proxy Statement.

Board Report on Compensation

Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Williams Partners GP LLC:

Alan S. Armstrong,

H. Brent Austin,

Donald R. Chappel,

Thomas F. Karam,

Rory L. Miller,

Alice M. Peterson,

James E. Scheel

Compensation of Directors

We are managed by the Board of Directors of our general partner. Members of the Board of Directors who are also officers or employees of Williams or an affiliate of us or Williams do not receive additional compensation for serving on the Board of Directors. Please read “Compensation Discussion and Analysis,” “Executive Compensation,” and “Certain Relationships and Related Transactions, and Director Independence - Reimbursement of Expenses of Our General Partner” for information about how we reimburse our general partner for direct and indirect general and administrative expenses attributable to our management. Non-employee directors receive a bi-annual compensation package consisting of the following, which amounts are paid on September 1 and March 1: (a) $45,000 cash retainer; and (b) $2,500 cash retainer each for service on the Conflicts Committee or Audit Committee of the Board of Directors. If a non-employee director’s service on the Board of Directors commenced after September 1 and prior to the final day of February, or between March 1 and August 31, the non-employee director receives a prorated bi-annual compensation package. In addition to the bi-annual compensation package, each non-employee director who was first elected to the Board of Directors receives a one-time cash payment of $25,000 on the date of such election. Also, each non-employee director serving as a member of the Conflicts Committee receives $1,250 cash for each Conflicts Committee meeting attended by such director. Fees for attendance at meetings of the Conflicts Committee are paid on March 1 and September 1 for meetings held during the preceding months.

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

For their service, non-management directors earned the following compensation in 2012:

Director Compensation Fiscal Year 2012

						Change in
						Pension Value
						and Nonqualified
	Fees Earned				Non-Equity	Deferred
	or Paid		Unit	Option	Incentive Plan	Compensation	All Other
Name	in Cash (1)		Awards	Awards	Compensation	Earnings	Compensation	Total
H. Brent Austin	$110,000		-	-	-	-	-	$110,000
Thomas F. Karam	115,833	(2)	-	-	-	-	-	115,833
H. Michael Krimbill (3)	45,000		-	-	-	-	-	45,000
Alice M. Peterson	110,000		-	-	-	-	-	110,000
Laura A. Sugg	63,333	(4)	-	-	-	-	-	63,333

(1)	Bi-annual compensation retainer fees and Conflicts Committee meeting fees earned in 2012 are reflected in this column.
(2)

Mr. Karam joined the Board of Directors of our general partner on May 24, 2012. The amount in this column reflects the one-time cash payment of $25,000 for new directors on the date of his election and his prorated bi-annual compensation fees for his service between May 2012 and August 2012.

(3)	Mr. Krimbill did not seek re-election to our general partner’s Board of Directors upon the conclusion of his term, which ended on August 31, 2012.
(4)

Ms. Sugg served on the Board of Directors of our general partner from December 2011 to May 24, 2012. The amount in this column reflects the prorated bi-annual compensation fees for her services between January 2012 and February 2012 and bi-annual retainer compensation and committee fees for the period beginning March 1, 2012. Ms. Sugg also serves on the Board of Directors of Williams. Compensation for her services on the Board of Directors of Williams will be set forth in Williams’ 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us as of February 22, 2013, concerning beneficial ownership by holders of 5 percent or more of our common units. Unless otherwise indicated by footnote, the companies named in the table have sole voting and investment power with respect to the common units listed.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned
The Williams Companies, Inc.(a)	276,472,244	69.47%
Williams Gas Pipeline Company, LLC(a)	120,803,034	30.36%

Percentage of common units beneficially owned is based on 397,963,199 common units outstanding. Our general partner, Williams Partners GP LLC, also owns all of our 2 percent general partner interest and IDRs.

(a)

The Williams Companies, Inc. (Williams) is the parent company of Williams Partners GP LLC (the General Partner), Williams Discovery Pipeline LLC (Discovery Pipeline), and Williams Gas Pipeline Company, LLC (WGP) and is the ultimate parent company of Williams Energy, L.L.C. (WE), Williams Partners Holdings LLC (Holdings), and WGP Gulfstream Pipeline LLC (Gulfstream), and may, therefore, be deemed to beneficially own the common units held by each of these companies. Williams files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Securities Exchange Act of 1934 (the Act). Gulfstream is the record holder of 5,113,334 common units. WGP is the record holder of 115,689,700 common units, and, as the sole member of Gulfstream, may, pursuant to Rule

13d-3, be deemed to beneficially own the common units owned by Gulfstream. Discovery Pipeline is the record holder of 1,425,466 common units. Holdings is the record holder of 2,826,378 common units. The General Partner is the record holder of 3,363,527 common units. WE is the record owner of 2,952,233 common units. Williams is record holder of 145,101,606 common units and, as the sole member of Discovery Pipeline, WGP, and the General Partner, and the indirect owner of WE, Holdings and Gulfstream may, pursuant to Rule 13d-3, be deemed to beneficially own the units beneficially owned by Discovery Pipeline, WGP, the General Partner, WE, Holdings, and Gulfstream. The address of each of these companies is One Williams Center, Tulsa, Oklahoma 74172.

The following table sets forth, as of February 1, 2013, the number of shares of common stock of Williams beneficially owned by each of the directors of our general partner, by the NEOs of our general partner, except Mr. Barnard who is deceased, and by all directors and executive officers of our general partner as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Common Stock Owned Directly or Indirectly(a)	Shares Underlying Options Exercisable Within 60 Days(b)	Total	Percent of Class
Alan S. Armstrong	348,924	474,655	823,579	*
H. Brent Austin	-	-	-	*
Donald R. Chappel	576,050	583,181	1,159,231	*
Thomas F. Karam	-	-	-	*
Rory L. Miller	130,231	105,401	235,632	*
Alice M. Peterson	-	-	-	*
Craig L. Rainey	84,815	77,880	162,695	*
James E. Scheel	55,772	40,071	95,843	*
All current directors and executive officers as a group (14 persons)	1,461,198	1,630,327	3,091,525	*

Percentage of shares beneficially owned is based on 681,488,641 shares outstanding on February 1, 2013, plus, as to the holder thereof only and no other person, the number of shares (if any) that the person has the right to acquire as of February 1, 2013, or within 60 days from that date, through the exercise of all options and other rights.

*	Less than 1%.

(a)

Includes shares held under the terms of Williams incentive and investment plans as follows: Mr. Armstrong, 293,159 restricted stock units and 55,765 beneficially owned shares; Mr. Chappel, 222,583 restricted stock units and 353,467 beneficially owned shares; Mr. Miller, 103,724 restricted stock units and 26,507 beneficially owned shares; Mr. Rainey, 64,092 restricted stock units and 20,723 beneficially owned shares; Mr. Scheel, 55,769 restricted stock units, and 3 beneficially owned shares. Williams restricted stock units do not provide the holder with voting or investment power.

(b)

The SEC deems a person to have a beneficial ownership of all shares that the person has the right to acquire within 60 days. The shares indicated represent stock options granted under Williams’ current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 1, 2013. Shares subject to options cannot be voted.

The following table sets forth, as of February 22, 2013, the number of our common units beneficially owned by each of the directors of our general partner, by the NEOs of our general partner, except Mr. Barnard, and by all directors and executive officers of our general partner as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Alan S. Armstrong (a)	20,000	*
H. Brent Austin (b)	10,336	*
Donald R. Chappel	22,584	*
Thomas F. Karam (c)	285,262	*
Rory L. Miller	—	*
Alice M. Peterson	4,524	*
Craig L. Rainey	8,067	*
James E. Scheel	—	*
All current directors and executive officers as a group (14 persons)	353,268	*

Percentage of common units beneficially owned is based on 397,963,199 common units outstanding.

*	Less than 1%.

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

(c)

Includes 189,769 common units that Mr. Karam holds in a joint account with his spouse, 19,235 common units directly held by Delphi Midstream Partners LLC, which represents an estimate of the number of common units that the reporting person may be deemed to beneficially own due to his interest in such company, and 76,258 common units directly owned by KFP III, LP, which Mr. Karam may be deemed to beneficially own.

Securities Authorized for Issuance Under Equity Compensation Plans

Our general partner maintains the Williams Partners GP LLC Long-Term Incentive Plan (the Plan) for employees, consultants, and directors of our general partner and its affiliates who perform services for us. Initially, the Plan permitted granting of awards covering an aggregate of 700,000 common units, in the form of options, restricted units, phantom units, or unit appreciation rights. Our general partner has not granted any awards under the Plan since 2008. The following table provides information concerning common units that were potentially subject to issuance under the Williams Partners GP LLC Long-Term Incentive Plan as of December 31, 2012.

Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plan
	Options, Warrants and	Outstanding Options,	(Excluding Securities
	Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders.	—	—	686,597

Total	—	—	686,597

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Our general partner and its affiliates own 276,472,244 common units representing a 68 percent limited partner interest in us. Williams also owns 100 percent of our general partner, which allows it to control us. Certain officers and directors of our general partner also serve as officers and/or directors of Williams. In addition, our general partner owns a 2 percent general partner interest and incentive distribution rights in us.

In addition to the related transactions and relationships discussed below, information about such transactions and relationships is included in Notes 4 and 5 of our Notes to Consolidated Financial Statements and is incorporated into this Item 13 by reference.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments made or to be made by us to our general partner and its affiliates, which include Williams, in connection with our ongoing operation and upon our liquidation, if any. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 98 percent to unitholders, including our general partner and its affiliates as holders of an aggregate of 276,472,244 common units and the remaining 2 percent to our general partner.

In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50 percent of the distributions above the highest target level. We refer to the rights to the increasing distributions as “incentive distribution rights.” Our general partner agreed to temporarily waive a portion of incentive distributions in connection with the Caiman and Geismar Acquisitions. For further information about distributions, please read “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion and Analysis of Financial Condition and Liquidity.”

Reimbursement of expenses to our general partner and its affiliates	Please read “—Reimbursement of Expenses of Our General Partner” below.

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

For the fiscal year ended December 31, 2012, our general partner allocated approximately $17 million of expense to us for the services performed on our behalf by our executive officers, who are also employees of Williams, and those of our directors, who are also employees of Williams. This allocated expense included our allocable share of salaries, non-equity incentive plan compensation, and other employment-related expenses, including Williams restricted stock unit and stock option awards, retirement plans, health and welfare plans, employer-related payroll taxes, matching contributions made under a Williams 401(k) plan and premiums for life insurance.

Williams affiliates charge us for the costs associated with the employees that operate our assets. These costs totaled $269 million for the year ended December 31, 2012. In addition, general and administrative services are provided to us by employees of Williams, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to their operations. Direct charges are for goods and services provided by Williams at their request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. These costs totaled $471 million for the year ended December 31, 2012. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of the costs of doing business incurred by Williams. These services are provided to Transco and Northwest Pipeline pursuant to separate administrative service agreements with an affiliate of Williams.

Commodity Purchase Contracts

We purchase olefins and NGLs for resale from Williams Energy Canada, Inc., a subsidiary of Williams, at market prices at the time of purchase. These purchases totaled $128 million for the year ended December 31, 2012.

Operating Agreements with Equity Method Investees

We are party to operating agreements with unconsolidated companies where our investment is accounted for using the equity method. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies and other charges and also for management services. Williams supplied a portion of these services, primarily those related to employees since we do not have any employees, to the equity method investees. The following amounts were billed to the equity method investments we operate.

Year Ended
December 31, 2012
(Millions)
Cardinal Pipeline Company LLC	$3
Discovery Producer Services LLC	$21
Gulfstream Natural Gas System, L.L.C.	$7
Laurel Mountain Midstream, LLC	$29
Overland Pass Pipeline Company LLC	$13
Pine Needle LNG Company, LLC	$2

$75

Summary of Other Transactions with Williams and its Affiliates

Quarterly Cash Distributions

For the year ended December 31, 2012, we distributed approximately $1.1 billion to Williams and its affiliates as quarterly distributions on our common units, the 2 percent general partner interest, and the general partner’s incentive distribution rights.

Initial Omnibus Agreement

Upon the closing of our initial public offering (IPO) in 2005, we entered into an omnibus agreement with Williams and its affiliates that was not the result of arm’s-length negotiations. The omnibus agreement continues to govern our relationship with Williams regarding the following matters in connection with our IPO:

•	Indemnification for certain environmental liabilities and tax liabilities;

•	Reimbursement for certain expenditures;

•	A license for the use of certain software and intellectual property.

Total amounts received under this agreement for the year ended December 31, 2012, were $1 million.

Intellectual Property License

Williams and its affiliates granted a license to us for the use of certain marks, including our logo, for as long as Williams controls our general partner, at no charge.

February 2010 Omnibus Agreement

In connection with Williams’ contribution of ownership interests in certain entities to us in February 2010, we entered into an omnibus agreement with Williams. Pursuant to this omnibus agreement, Williams is obligated to indemnify us from and against or reimburse us for (i) amounts incurred by us or our subsidiaries for repair or abandonment costs for damages to certain facilities caused by Hurricane Ike, up to a maximum of $10 million, (ii) maintenance capital expenditure amounts incurred by us or our subsidiaries in respect of certain U.S. Department of Transportation projects, up to a maximum aggregate amount of $50 million, and (iii) an amount based on the amortization over time of deferred revenue amounts that relate to cash payments received prior to the closing of the contribution transaction for services to be rendered by us in the future at the Devils Tower floating production platform located in Mississippi Canyon Block 773. In addition, we are obligated to pay to Williams the proceeds of certain sales of natural gas recovered from the Hester storage field pursuant to the FERC order dated March 7, 2008, approving a settlement agreement in Docket No. RP06-569. Net amounts received under this agreement for the year ended December 31, 2012, were $15 million.

Gulfstream Acquisition

In June 2012, we acquired from Williams an additional 1 percent interest in Gulfstream in exchange for 238,050 limited partner units and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest.

Equity Issuance

In April 2012, we sold 16,360,133 limited partner units to Williams for $1 billion. The net proceeds were used to partially fund the Caiman Acquisition.

Geismar Acquisition

In November 2012, we acquired from Williams an 83.3 percent undivided interest and operatorship of the olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region in exchange for 42,778,812 limited partner units, $25 million in cash, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest.

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

Director Independence

Please read “Directors, Executive Officers and Corporate Governance — Governance — Director Independence” and “ — Board Committees” in Item 10 above for information about the independence of our general partner’s Board of Directors and its committees, which information is incorporated into this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors for each of the last two fiscal years were as follows:

	2012	2011
	(Thousands)
Audit Fees	$6,868	$5,057
Audit-Related Fees	—	—
Tax Fees	39	45
All Other Fees	—	—

	$6,907	$5,102

Fees for audit services in 2012 and 2011 include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, the audit of our assessment of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and services provided in connection with other filings with the SEC. The fees for audit services do not include audit costs for stand-alone audits for equity investees. Tax fees for 2012 and 2011 include fees for review of our federal tax return. Ernst & Young LLP does not provide tax services to our general partner’s executive officers.

The Audit Committee of our general partner’s Board of Directors is responsible for appointing, setting compensation for and overseeing the work of Ernst & Young LLP, our independent auditors. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by Ernst & Young LLP. On an ongoing basis, our general partner’s management presents specific projects and categories of service to the Audit Committee to request advance approval. The Audit Committee reviews those requests and advises management if the Audit Committee approves the engagement of Ernst & Young LLP. On a quarterly basis, the management of our general partner reports to the Audit Committee regarding the services rendered by, including the fees of, the independent accountant in the previous quarter and on a cumulative basis for the fiscal year. The Audit Committee may also delegate the ability to pre-approve audit and permitted non-audit services, excluding services related to our internal control over financial reporting, to any two committee members, provided that any such pre-approvals are reported at a subsequent Audit Committee meeting. In 2012 and 2011, 100 percent of Ernst & Young LLP’s fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 and 2. Williams Partners L.P. financials

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(a)	3 and (b). The following documents are included as exhibits to this report:

Exhibit Number		Description

§ 2.1	—

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

*3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, and 9.

3.4	—

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

Exhibit Number		Description

4.2	—

Bylaws of Williams Partners Finance Corporation (filed on September 22, 2006 as Exhibit 4.6 to Williams Partners L.P.’s registration statement on Form S-3 (File No. 333-137562)) and incorporated herein by reference.

4.3	—

Indenture, dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.4	—

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

4.5	—

Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File. No. 001-07414), and incorporated herein by reference.

4.6	—

Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 5, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File No. 001-07414)) and incorporated herein by reference.

4.7	—

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

4.9	—

Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank Trustee (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form S-3 (File No. 033-62639)) and incorporated herein by reference.

4.10	—

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

4.11	—

Indenture, dated May 22, 2008, between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit Number		Description

4.12	—

Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.13	—

First Supplemental Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.14	—

Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 12, 2011 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

4.15	—

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

4.16	—

Second Supplemental Indenture, dated as of November 17, 2011, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed November 18, 2011 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.17	—

Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on July 16, 2012 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

4.18	—

Third Supplemental Indenture (including Form of 3.35% Senior Notes due 2022), dated as of August 14, 2012, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 14, 2012 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

#10.1	—

Williams Partners GP LLC Long-Term Incentive Plan (filed on August 26, 2005 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

# 10.2	—

Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (filed on December 4, 2006 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

# 10.3	—

Amendment No. 2 to the Williams Partners GP LLC Long-Term Incentive Plan, dated December 2, 2008 (filed on February 26, 2009, as Exhibit 10.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

10.4	—

Director Compensation Policy dated November 29, 2005, as revised November 30, 2010 (filed on February 24, 2011 as Exhibit 10.8 to Williams Partners L.P.’s annual report on Form 10-K (File No. (File No. 001-32599)) and incorporated herein by reference.

10.5	—

Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917), and incorporated herein by reference.

*10.6	—	Assignment Agreement dated February 13, 2013 by and between Northwest Pipeline Services, LLC and Williams WPC – I, LLC, effective January 1, 2013.

10.7	—

Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

*10.8	—	Assignment Agreement dated February 13, 2013 by and between Transco Pipeline Services LLC and Williams WPC – I, LLC, effective January 1, 2013.

10.9	—

Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.10	—

Contribution Agreement, dated as of March 19, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on April 26, 2012 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.11	—

First Amendment to Contribution Agreement, dated as of April 27, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on August 2, 2012 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.12	—

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

Exhibit Number		Description

10.13	—

Contribution Agreement entered into as of October 29, 2012, by and among The Williams Companies, Inc., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC, and Williams Field Services Group, LLC (filed on November 2, 2012 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

* 12	—	Computation of Ratio of Earnings to Fixed Charges

* 21	—	List of subsidiaries of Williams Partners L.P.

* 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

* 23.2	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

* 24	—	Power of attorney.

* 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

* 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

** 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Taxonomy Extension Schema

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.

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

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. ARMSTRONG Alan S. Armstrong	Chief Executive Officer and Chairman of the Board (Principal	February 27, 2013
Executive Officer)

/s/ DONALD R. CHAPPEL Donald R. Chappel	Chief Financial Officer and Director (Principal Financial Officer)	February 27, 2013

/s/ TED T. TIMMERMANS Ted T. Timmermans	Vice President, Controller, and Chief Accounting Officer	February 27, 2013
(Principal Accounting Officer)

/s/ H. BRENT AUSTIN* H. Brent Austin	Director	February 27, 2013

/s/ THOMAS F. KARAM * Thomas F. Karam	Director	February 27, 2013

/s/ RORY L. MILLER* Rory L. Miller	Director	February 27, 2013

/s/ ALICE M. PETERSON* Alice M. Peterson	Director	February 27, 2013

Signature	Title	Date

/s/ JAMES E. SCHEEL * James E. Scheel	Director	February 27, 2013

*By: /s/ WILLIAM H. GAULT		February 27, 2013
William H. Gault Attorney-in-fact

EXHIBIT INDEX

Exhibit Number		Description

§ 2.1	—

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

* 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, and 9.

3.4	—

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

4.3	—

Indenture, dated as of February 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A. (filed on February 10, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.4	—

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

4.5	—

Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File. No. 001-07414), and incorporated herein by reference.

Exhibit Number		Description

4.6	—

Indenture, dated as of April 5, 2007, between Northwest Pipeline Corporation and The Bank of New York (filed on April 5, 2007 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File No. 001-07414)) and incorporated herein by reference.

4.7	—

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

4.9	—

Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank Trustee (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form S-3 (File No. 033-62639)) and incorporated herein by reference.

4.10	—

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

4.11	—

Indenture, dated May 22, 2008, between Transcontinental Gas Pipe Line Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on May 23, 2008 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s Form 8-K (File No. 001-07584)) and incorporated herein by reference.

4.12	—

Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.13	—

First Supplemental Indenture, dated as of November 9, 2010, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 12, 2010 as Exhibit 4.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.14	—

Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 12, 2011 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

Exhibit Number		Description

4.15	—

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

4.16	—

Second Supplemental Indenture, dated as of November 17, 2011, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed November 18, 2011 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.17	—

Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on July 16, 2012 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584)) and incorporated herein by reference.

4.18	—

Third Supplemental Indenture (including Form of 3.35% Senior Notes due 2022), dated as of August 14, 2012, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 14, 2012 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

# 10.1	—

Williams Partners GP LLC Long-Term Incentive Plan (filed on August 26, 2005 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

# 10.2	—

Amendment to the Williams Partners GP LLC Long-Term Incentive Plan, dated November 28, 2006 (filed on December 4, 2006 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

# 10.3	—

Amendment No. 2 to the Williams Partners GP LLC Long-Term Incentive Plan, dated December 2, 2008 (filed on February 26, 2009, as Exhibit 10.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

10.4	—

Director Compensation Policy dated November 29, 2005, as revised November 30, 2010 (filed on February 24, 2011 as Exhibit 10.8 to Williams Partners L.P.’s annual report on Form 10-K (File No. (File No. 001-32599)) and incorporated herein by reference.

10.5	—

Administrative Services Agreement between Northwest Pipeline Services LLC and Northwest Pipeline GP, dated October 1, 2007 (filed on January 30, 2008 as Exhibit 10.1 to Williams Pipeline Partners L.P.’s Form 8-K (File No. 001-33917), and incorporated herein by reference.

*10.6	—	Assignment Agreement dated February 13, 2013 by and between Northwest Pipeline Services, LLC and Williams WPC – I, LLC, effective January 1, 2013.

Exhibit Number		Description

10.7	—

Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010 as Exhibit 10.3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

*10.8	—	Assignment Agreement dated February 13, 2013 by and between Transco Pipeline Services LLC and Williams WPC – I, LLC, effective January 1, 2013.

10.9	—

Credit Agreement, dated as of June 3, 2011, by and among Williams Partners L.P., Northwest Pipeline GP and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on August 4, 2011 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.10	—

Contribution Agreement, dated as of March 19, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on April 26, 2012 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.11	—

First Amendment to Contribution Agreement, dated as of April 27, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on August 2, 2012 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.12	—

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

10.13	—

Contribution Agreement entered into as of October 29, 2012, by and among The Williams Companies, Inc., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC, and Williams Field Services Group, LLC (filed on November 2, 2012 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

* 12	—	Computation of Ratio of Earnings to Fixed Charges

* 21	—	List of subsidiaries of Williams Partners L.P.

* 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

* 23.2	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

* 24	—	Power of attorney.

* 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit Number		Description

* 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

** 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Taxonomy Extension Schema

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

§ Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

# Management contract or compensatory plan or arrangement.