Form 10-Q
period 2013-03-31
Williams Partners L.P.
filed 2013-05-08
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The registrant had 413,900,699 common units outstanding as of May 7, 2013.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of cash distributions to unitholders;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids and olefins prices, supply and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risk factors discussed below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations, and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•

Whether we have sufficient cash from operations to enable us to pay current and expected levels of cash distributions, if any, following establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Ability to acquire new businesses and assets and integrate those operations and assets into our existing businesses, as well as successfully expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of capital;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather conditions and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the Securities and Exchange Commission.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I – FINANCIAL INFORMATION

Williams Partners L.P.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2013	2012
	(Millions, except per-unit amounts)

Revenues:
Service revenues	$701	$673
Product sales	1,055	1,295

Total revenues	1,756	1,968

Costs and expenses:
Product costs	798	974
Operating and maintenance expenses	246	220
Depreciation and amortization expenses	199	159
Selling, general, and administrative expenses	123	126
Other (income) expense – net	(6)	6

Total costs and expenses	1,360	1,485

Operating income	396	483

Equity earnings (losses)	18	30
Interest incurred	(113)	(110)
Interest capitalized	17	3
Interest income	1	1
Other income (expense) – net	2	1

Net income	$321	$408

Allocation of net income for calculation of earnings per common unit:
Net income	$321	$408
Allocation of net income to general partner	119	154

Allocation of net income to common units	$202	$254

Basic and diluted net income per common unit	$0.50	$0.85
Weighted average number of common units outstanding (thousands)	401,969	299,269
Cash distributions per common unit	$0.8475	$0.7775

Other comprehensive income (loss):
Net unrealized gain (loss) from derivative instruments	$-	$(8)
Reclassifications into earnings of net derivative instruments (gain) loss	-	2

Other comprehensive income (loss)	-	(6)

Comprehensive income	$321	$402

See accompanying notes.

Williams Partners L.P.

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
	2013	2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$79	$20
Trade accounts and notes receivable	600	562
Inventories	188	173
Regulatory assets	50	39
Other current assets	35	56

Total current assets	952	850
Investments	1,871	1,800

Property, plant, and equipment, at cost	21,623	21,062
Accumulated depreciation	(6,891)	(6,775)

Property, plant, and equipment – net	14,732	14,287

Goodwill	646	649
Other intangibles	1,687	1,702
Regulatory assets, deferred charges, and other	404	421

Total assets	$20,292	$19,709

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$862	$851
Affiliate	94	117
Accrued interest	108	110
Asset retirement obligations	80	68
Other accrued liabilities	229	203

Total current liabilities	1,373	1,349
Long-term debt	8,312	8,437
Asset retirement obligations	502	508
Regulatory liabilities, deferred income, and other	523	518
Contingent liabilities (Note 8)
Equity:
Partners’ equity:
Common units (413,900,699 units outstanding at March 31, 2013 and 397,963,199 units outstanding at December 31, 2012)	11,038	10,372
General partner	(1,470)	(1,487)
Accumulated other comprehensive income (loss)	(2)	(2)

Total partners’ equity	9,566	8,883
Noncontrolling interests in consolidated subsidiaries	16	14

Total equity	9,582	8,897

Total liabilities and equity	$20,292	$19,709

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Changes in Equity

(Unaudited)

	Williams Partners L.P.
			Accumulated Other
	Common	General	Comprehensive	Noncontrolling	Total
	Units	Partner	Income (Loss)	Interests	Equity
	(Millions)
Balance – December 31, 2012	$10,372	$(1,487)	$(2)	$14	$8,897
Net income	211	110	-	-	321
Cash distributions (Note 3)	(329)	(113)	-	-	(442)
Sales of common units	760	-	-	-	760
Contributions from general partner	-	45	-	-	45
Contributions from noncontrolling interests	-	-	-	2	2
Other	24	(25)	-	-	(1)

Balance – March 31, 2013	$11,038	$(1,470)	$(2)	$16	$9,582

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012
	(Millions)
OPERATING ACTIVITIES:
Net income	$321	$408
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	199	159
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(37)	-
Inventories	(15)	(15)
Other current assets and deferred charges	13	9
Accounts payable	2	(40)
Accrued liabilities	19	(17)
Affiliate accounts receivable and payable – net	(23)	23
Other, including changes in noncurrent assets and liabilities	32	25

Net cash provided by operating activities	$511	$552

FINANCING ACTIVITIES:
Proceeds from long-term debt	770	-
Payments of long-term debt	(895)	-
Proceeds from sales of common units	760	490
General partner contributions	20	26
Distributions to limited partners and general partner	(442)	(311)
Other – net	7	(37)

Net cash provided by financing activities	$220	$168

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(608)	(260)
Net proceeds from dispositions	3	9
Purchases of businesses	-	(325)
Purchase of business from affiliates	25	-
Purchases of and contributions to equity method investments	(93)	(48)
Other – net	1	4

Net cash used by investing activities	$(672)	$(620)

Increase in cash and cash equivalents	59	100
Cash and cash equivalents at beginning of period	20	163

Cash and cash equivalents at end of period	$79	$263

See accompanying notes.

Williams Partners L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  General and Basis of Presentation

General

Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our interim financial statements.

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

We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of March 31, 2013, Williams owns an approximate 66 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC, an operating limited liability company (wholly owned by us).

Basis of Presentation

Organizational restructuring

Following Williams’ spin-off of WPX Energy, Inc. (WPX) at the end of 2011 and in consideration of the growth plans of the ongoing business, Williams initiated an organizational restructuring evaluation to better align resources to support an overall business strategy to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. As a result of this review, a new structure was implemented effective January 1, 2013, that generally organizes our businesses into geographically based operating areas. We have changed our segment reporting structure to align with the new operating areas resulting from the organizational restructuring, as this is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Beginning in the first quarter of 2013, our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services.

Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain Midstream, LLC (Laurel Mountain) and a 47.5 percent equity investment in Caiman Energy II, LLC (Caiman).

Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and significant natural gas gathering and processing and crude production handling and transportation in the Gulf Coast region, as well as a 50 percent equity investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), a 51 percent consolidated interest in Constitution Pipeline Company, LLC (Constitution), and a 60 percent equity investment in Discovery Producer Services LLC (Discovery).

West is comprised of our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline GP (Northwest Pipeline).

Notes (Continued)

NGL & Petchem Services is comprised of our natural gas liquid (NGL) and natural gas marketing business, an NGL fractionator and storage facilities near Conway, Kansas, a 50 percent equity investment in Overland Pass Pipeline, LLC (OPPL), and an 83.3 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region.

Other

As disclosed in our 2012 Annual Report on Form 10-K, in November 2012 we acquired an entity that holds an 83.3 percent undivided interest in an olefins-production facility in Geismar, Louisiana and associated assets from Williams. As a result, prior period financial statement amounts and disclosures have been recast for this transaction. The effect of recasting our financial statements to account for this transaction increased net income $60 million for the three months ended March 31, 2012. This acquisition does not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner. In March 2013, we received $25 million in cash from Williams and Williams waived $4 million in payments on its IDRs with respect to our next quarterly distribution related to a working capital adjustment associated with the acquisition.

The entity acquired in the Geismar Acquisition was an affiliate of Williams at the time of the acquisition; therefore, the acquisition was accounted for as a common control transaction, similar to a pooling of interests, whereby the assets and liabilities of the acquired entity was combined with ours at its historical amount.

Also as disclosed in our 2012 Annual Report on Form 10-K, we have revised the overall presentation of our Consolidated Statement of Comprehensive Income, including the separate presentation of service revenues, product sales, product costs, and depreciation and amortization expenses. All prior periods presented have been recast, along with corresponding information presented in the Notes to Consolidated Financial Statements, to reflect this change.

Note 2.  Variable Interest Entities

We consolidate the activities of variable interest entities (VIEs) of which we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. As of March 31, 2013, we have the following consolidated VIEs:

•

Gulfstar One LLC (Gulfstar) is a consolidated wholly owned subsidiary that, due to certain risk sharing provisions in its customer contracts, is a VIE. We, as construction agent for Gulfstar, will design, construct, and install a proprietary floating-production system, Gulfstar FPSTM, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. Construction is underway and the project is expected to be in service in 2014. We have received certain advance payments from the producer customers and are committed to the producer customers to construct this system. The current estimate of the total remaining construction costs is less than $450 million. If the producer customers do not develop the offshore oil and gas fields to be connected to Gulfstar, they will be responsible for the firm price of building the facilities. On April 1, 2013, a third party contributed $187 million to Gulfstar in exchange for a 49 percent ownership interest in Gulfstar. This contribution was based on 49 percent of our estimated cumulative net investment at that date, subject to adjustment within 60 days of the contribution date. The $187 million was then distributed to us. Both we and the third party are responsible for making regular capital contributions to fund each party’s respective share of ongoing construction costs.

•

We own a 51 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power over the decisions that most significantly impact Constitution’s economic performance. We, as construction agent for Constitution, will build a pipeline connecting our gathering system in Susquehanna County,

Notes (Continued)

Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. We plan to place the project in service in March 2015 and estimate the total cost of the project to be approximately $680 million, which will be funded with capital contributions from us, along with the other equity partners, proportional to ownership interest.

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of these VIEs:

	March 31,	December 31,
	2013	2012	Classification
	(Millions)
Gulfstar:
Construction work in process	$572	$532	Property, plant, and equipment, at cost
Accounts payable	88	124	Accounts payable - trade
Construction retainage	1	-	Other accrued liabilities
Deferred revenue associated with customer advance payments	109	109	Regulatory liabilities, deferred income, and other
Constitution:
Cash and cash equivalents	7	8	Cash and cash equivalents
Construction work in process	31	24	Property, plant, and equipment, at cost
Accounts payable	5	4	Accounts payable - trade

We have also identified certain interests in VIEs where we are not the primary beneficiary. These include our equity method investments in Laurel Mountain and Discovery. These entities are considered to be VIEs generally due to contractual provisions that transfer certain risks to customers. As certain significant decisions in the management of these entities require a unanimous vote of all members, we are not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of our investments, which are $483 million and $357 million for Laurel Mountain and Discovery, respectively, at March 31, 2013.

Note 3.  Allocation of Net Income and Distributions

The allocation of net income between our general partner and limited partners is as follows:

	Three months ended
	March 31,
	2013	2012
	(Millions)
Allocation of net income to general partner:
Net income	$321	$408
Net income applicable to pre-partnership operations allocated to general partner	-	(60)

Income subject to 2% allocation of general partner interest	321	348
General partner’s share of net income	2%	2%

General partner’s allocated share of net income before items directly allocable to general partner interest	6	7
Incentive distributions paid to general partner (a)	104	78
Pre-partnership net income allocated to general partner interest	-	60

Net income allocated to general partner	$110	$145

Net income	$321	$408
Net income allocated to general partner	110	145

Net income allocated to common limited partners	$211	$263

Notes (Continued)

(a)

The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In the calculation of basic and diluted net income per common unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period but paid in the subsequent period.

We paid or have authorized payment of the following partnership cash distributions during 2012 and 2013 (in millions, except for per unit amounts):

			General Partner
				Incentive
	Per Unit	Common		Distribution	Total Cash
Payment Date	Distribution	Units	2%	Rights	Distribution
2/10/2012	$0.7625	$227	$6	$78	$311
5/11/2012	$0.7775	$268	$8	$86	$362
8/10/2012	$0.7925	$274	$7	$92	$373
11/09/2012	$0.8075	$287	$8	$99	$394
2/08/2013	$0.8275	$329	$9	$104	$442
5/10/2013 (a)	$0.8475	$351	$10	$112	$473

(a)

The Board of Directors of our general partner declared this $0.8475 per unit cash distribution on April 22, 2013, to be paid on May 10, 2013 to unitholders of record at the close of business on May 3, 2013.

The 2012 and 2013 cash distributions paid to our general partner in the table above have been reduced by a total of $79 million resulting from the temporary waiver of IDRs associated with certain assets acquired in 2012.

Note 4.  Inventories

	March 31,	December 31,
	2013	2012
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$108	$96
Materials, supplies, and other	80	77

	$188	$173

Note 5.  Debt and Banking Arrangements

Credit Facility

Letter of credit capacity under our $2.4 billion credit facility is $1.3 billion. At March 31, 2013, no letters of credit have been issued and $250 million of loans are outstanding under our credit facility.

Commercial Paper Program

In March 2013, we initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes will vary but may not exceed 397 days from the date of issuance. The commercial paper notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par, or, alternatively, will be sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are expected to be used to fund planned capital expenditures and for other general partnership purposes. We have not yet issued any notes under this commercial paper program.

Note 6.  Partners’ Capital

Notes (Continued)

In March 2013, we completed an equity issuance of 14,250,000 common units, including 3,000,000 common units sold to Williams in a private placement. Subsequently, the underwriters exercised their option to purchase 1,687,500 common units. The net proceeds of approximately $760 million were used to repay amounts outstanding under our revolver.

Note 7.  Fair Value Measurements

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
			Quoted
			Prices In
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Millions)
Assets (liabilities) at March 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$19	$19	$19	$-	$-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	-	-	(1)
Additional disclosures:
Notes receivable and other	8	8	-	8	-
Long-term debt, including current portion	(8,312)	(9,397)	-	(9,397)	-

Assets (liabilities) at December 31, 2012:
Measured on a recurring basis:
ARO Trust investments	$18	$18	$18	$-	$-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	-	-	(1)
Additional disclosures:
Notes receivable and other	11	10	2	8	-
Long-term debt, including current portion	(8,437)	(9,624)	-	(9,624)	-

Fair Value Methods

We use the following methods and assumptions in estimating the fair value of our financial instruments:

Assets and liabilities measured at fair value on a recurring basis

ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its 2008 rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement

Notes (Continued)

obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, is classified as available-for-sale, and is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

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

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2013 or 2012.

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

Note 8.  Contingent Liabilities

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2013, we have accrued liabilities totaling $20 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain

Notes (Continued)

assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

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

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2013, we have accrued liabilities of $9 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2013, we have accrued liabilities totaling $11 million for these costs.

Rate Matters

On August 31, 2012, Transco submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of a hearing. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.

On August 31, 2006, Transco submitted to the FERC a general rate filing principally designed to recover increased costs. The rates became effective March 1, 2007, subject to refund and the outcome of a hearing. All issues in this proceeding except one have been resolved by settlement.

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

Notes (Continued)

operations, liquidity, and financial position. These calculations have been made without consideration of any potential recovery from third parties. We disclose all significant matters for which we are unable to reasonably estimate a range of possible loss.

Note 9.  Segment disclosures

Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. (See Note 1.)

Performance Measurement

We currently evaluate segment operating performance based on segment profit (loss) from operations, which includes segment revenues from external and internal customers, segment costs and expenses, and equity earnings (losses). General corporate expenses represent selling, general, and administrative expenses that are not allocated to our segments. Intersegment revenues primarily represent the sale of NGLs from our natural gas processing plants to our marketing business and are generally accounted for at current market prices as if the sales were to unaffiliated third parties.

The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income as reported in the Consolidated Statement of Comprehensive Income.

				NGL &
	Northeast	Atlantic-		Petchem
	G&P	Gulf	West	Services	Eliminations	Total
	(Millions)
Three months ended March 31, 2013
Segment revenues:
Service revenues
External	$63	$354	$258	$26	$-	$701
Internal	-	4	-	-	(4)	-

Total service revenues	63	358	258	26	(4)	701
Product sales
External	20	205	26	804	-	1,055
Internal	-	26	173	78	(277)	-

Total product sales	20	231	199	882	(277)	1,055

Total revenues	$83	$589	$457	$908	$(281)	$1,756

Segment profit (loss)	$(9)	$159	$186	$120	$-	$456
Less equity earnings (losses)	(3)	16	-	5	-	18

Segment operating income (loss)	$(6)	$143	$186	$115	$-	438

General corporate expenses						(42)

Operating income						$396

Three months ended March 31, 2012
Segment revenues:
Service revenues
External	$24	$354	$271	$24	$-	$673
Internal	-	-	1	-	(1)	-

Total service revenues	24	354	272	24	(1)	673
Product sales
External	-	154	8	1,133	-	1,295
Internal	-	136	343	28	(507)	-

Total product sales	-	290	351	1,161	(507)	1,295

Total revenues	$24	$644	$623	$1,185	$(508)	$1,968

Segment profit (loss)	$4	$165	$311	$71	$-	$551
Less equity earnings (losses)	(3)	24	-	9	-	30

Segment operating income (loss)	$7	$141	$311	$62	$-	521

General corporate expenses						(38)

Operating income						$483

Notes (Continued)

The following table reflects total assets by reporting segment.

	Total Assets
	March 31, 2013	December 31, 2012
	(Millions)
Northeast G&P	$5,126	$4,745
Atlantic-Gulf	8,915	8,734
West	4,662	4,688
NGL & Petchem Services	1,635	1,500
Other corporate assets	382	409
Eliminations (1)	(428)	(367)

Total	$20,292	$19,709

(1)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

General

We are an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas, natural gas liquids (NGLs), and olefins through our gas pipeline and midstream businesses.

Our gas pipeline strategy is to create value by maximizing the utilization of our pipeline capacity by providing high quality, low cost transportation of natural gas to large and growing markets. Our gas pipeline businesses’ interstate transmission and storage activities are subject to regulation by the Federal Energy Regulatory Commission (FERC) and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established through the FERC’s ratemaking process. Changes in commodity prices and volumes transported have little near-term impact on revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.

The ongoing strategy of our midstream business is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers. These services include natural gas gathering, processing and treating, NGL fractionation and transportation, crude oil production handling and transportation, olefin production, marketing services for NGL, oil and natural gas, as well as storage facilities.

Following Williams’ spin-off of WPX Energy, Inc. (WPX) at the end of 2011 and in consideration of the growth plans of the ongoing business, Williams initiated an organizational restructuring evaluation to better align resources to support an ongoing business strategy to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. As a result of this review, a new structure was implemented effective January 1, 2013, that generally organizes our businesses into geographically based operating areas. Beginning in the first quarter of 2013, we have changed our segment reporting structure to align with the new operating areas resulting from the organizational restructuring, as this is consistent with the manner in which our Chief Operating Decision Maker evaluates performance and makes resource allocation decisions. Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services.

•

Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain Midstream, LLC (Laurel Mountain) and a 47.5 percent equity investment in Caiman Energy II, LLC (Caiman).

•

Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and significant natural gas gathering and processing and crude production handling and transportation in the Gulf Coast region, as well as a 50 percent equity investment in Gulfstream Natural Gas System L.L.C. (Gulfstream), a 60 percent equity investment in Discovery Producer Services LLC (Discovery), and a 51 percent consolidated interest in Constitution Pipeline Company, LLC (Constitution).

•	West is comprised of our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline GP (Northwest Pipeline).

•	NGL & Petchem Services is comprised of our NGL and natural gas marketing business, an NGL fractionator and storage facilities near Conway, Kansas, a 50 percent equity investment in Overland Pass

Pipeline (OPPL), and an interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region.

Williams currently holds an approximate 68 percent interest in us, comprised of an approximate 66 percent limited partner interest and all of our 2 percent general partner interest.

Distributions

In April 2013, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.8475 per unit, an increase of approximately 2 percent over the prior quarter and 9 percent over the same period in the prior year. We expect to increase total limited partner cash distributions by approximately 8 percent to 9 percent in 2013 and 6 percent to 8 percent in 2014 and 2015.

Overview of Three Months Ended March 31, 2013

Our results for the first quarter of 2013 as compared to the same period of the prior year have declined primarily due to lower NGL margins. This decline was driven by lower NGL volumes resulting from reduced ethane recoveries due to unfavorable ethane economics. Lower NGL prices, along with an unfavorable change in natural gas prices, also contributed to the decline in NGL margins. Improved olefins production margins partially offset this decline, primarily resulting from lower ethane feedstock prices and higher ethylene sales prices. Increased fee-based revenues were largely offset by increased depreciation and other operating costs. See additional discussion in Results of Operations.

Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth, as highlighted by the following accomplishments during 2013:

Northeast G&P

Three Rivers Midstream

In April 2013, we announced an agreement to launch a new midstream joint project to provide gas gathering and gas processing services for production located in Northwest Pennsylvania. The project will invest in both wet-gas handling infrastructure and dry-gas infrastructure serving the Marcellus and Utica Shale wells in the area. We will initially own substantially all of the new project, Three Rivers Midstream, and operate the assets. Our partner has the right to invest capital and increase its ownership to a maximum of 50 percent by July 2015. Our portion of initial capital expenditures on the Three Rivers Midstream plant, is expected to be approximately $150 million. This does not include the cost of the gathering system, which will be determined in the future based upon the producers’ needs. Subsequent capital investment is expected as the business and scale increases.

Three Rivers Midstream has signed a long-term fee-based dedicated gathering and processing agreement for our partner’s production in the area, including approximately 275,000 dedicated acres. Three Rivers Midstream plans to construct a 200 million cubic feet per day (MMcf/d) cryogenic gas processing plant and related facilities at a location to be determined. The initial plant is expected to be placed into service by second quarter 2015. The system is expected to be connected to two major proposed developments in Pennsylvania – our partner’s proposed ethylene cracker (feasibility study is in progress) in Beaver County and the proposed Williams joint project to develop the Bluegrass Pipeline system that would deliver Marcellus and Utica liquids to the Gulf Coast and export markets.

Atlantic-Gulf

Gulfstar FPSTM Partner

Effective April 1, 2013, we sold a 49 percent interest in our first Gulfstar FPSTM project to a third party for $187 million, representing their proportionate share of estimated capital expenditures to date. Gulfstar FPSTM is our proprietary floating production system and has been under construction since late 2011. It is supported by multiple

Management’s Discussion and Analysis (Continued)

agreements with two major producers to provide production handling, export pipeline, oil and gas gathering and gas processing services for the Tubular Bells field development located in the eastern deepwater Gulf of Mexico. The Gulfstar FPSTM will tie into our wholly owned oil, gas gathering and gas processing systems in the eastern Gulf of Mexico. Gulfstar FPSTM is expected to have an initial capacity of 60 thousand barrels of oil per day (Mbbls/d), up to 200 MMcf/d of natural gas and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. Construction is underway and the project is expected to be in service in 2014.

Mid-Atlantic Connector

The Mid-Atlantic Connector Project involves an expansion of our mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. In July 2011, we received approval from the FERC for the project. The capital cost of the project is estimated to be approximately $60 million. We placed the project into service in the first quarter of 2013, and it increased capacity by 142 thousand dekatherms per day (Mdth/d).

Volume Impacts in 2013

Due to unfavorable ethane economics, we reduced our recoveries of ethane in our onshore plants during most of the first quarter of 2013, which resulted in 53 percent lower NGL equity sales volumes and 34 percent lower NGL production volumes in the first quarter of 2013 compared to the same period of 2012. In addition to the impact from reduced ethane recoveries, lower equity ethane sales volumes were impacted by severe winter weather conditions in the West which prevented producers from delivering gas and a change in a customer’s contract from percent-of-liquids to fee-based processing, partially offset by favorable impacts from higher concentrations of liquid-rich gas processed from deliveries on our Perdido pipeline.

Volatile Commodity Prices

NGL margins were approximately 21 percent lower in the first quarter of 2013 compared to the fourth quarter of 2012, driven by reduced ethane recoveries, as previously mentioned, coupled with a continued decline in NGL prices. However, our average per-unit NGL margin in the first quarter of 2013 has increased compared to the fourth quarter of 2012 as the relative mix of NGL products produced has shifted to a greater proportion of higher-margin non-ethane products. Key factors in the NGL market weakness have been high propane inventories caused by the extremely warm winter and the effect of the propane oversupply on ethane inventories and pricing.

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

Company Outlook

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

In light of the above, our business plan for 2013 continues to reflect both significant capital investment and growth in distributions. Our planned capital investments for 2013 total approximately $3.7 billion which we expect to fund a significant portion through debt and equity issuances. We also expect an 8 percent to 9 percent growth in total 2013 distributions. We expect to maintain an attractive cost of capital and reliable access to capital markets, both of which will allow us to pursue development projects and acquisitions.

Potential risks and obstacles that could impact the execution of our plan include:

•	General economic, financial markets, or industry downturn;

Management’s Discussion and Analysis (Continued)

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

We continue to address these risks through maintaining a strong financial position and ample liquidity, as well as through commodity hedging strategies and managing a diversified portfolio of energy infrastructure assets.

The following factors, among others, could impact our businesses in 2013.

Commodity price changes

•

We expect a decline in ethane prices to a level that will result in reduced ethane recoveries across much of our systems. We further expect lower propane prices and higher natural gas prices will result in overall total NGL margins being lower than the previous year. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks.

•

While per-unit ethylene margins are volatile and highly dependent upon continued demand within the global economy, we believe that our average per-unit ethylene margins in 2013 will exceed 2012 levels, benefiting from continued higher ethylene prices and lower ethane and propane feedstock costs. Bolstered by abundant long-term domestic natural gas supplies, we expect to benefit from these dynamics in the broader global petrochemical markets because of our NGL-based olefins production.

Gathering, processing, and NGL sales volumes

•

The growth of natural gas production supporting our gathering and processing volumes are impacted by producer drilling activities, which are influenced by commodity prices including natural gas, ethane and propane prices. In addition, the natural decline rates in producing areas impact the amount of gas available for gathering and processing.

•

We anticipate significant growth compared to the prior year in our natural gas gathering volumes in our Northeast G&P segment as our infrastructure grows to support drilling activities in the region. Based on less favorable producer economics in the West segment, we expect a decrease in production and thus a lower supply of natural gas available to gather and process in 2013.

•

We anticipate equity NGL volumes in 2013 to be lower than 2012 primarily due to periods when we expect it will not be economical to recover ethane. In addition, our equity NGL volumes will also be impacted by a change in a customer’s contract in the West segment from percent-of-liquids to fee-based processing, with a portion of the fee representing a share of the associated NGL margins.

Management’s Discussion and Analysis (Continued)

•	In our Atlantic-Gulf segment, we expect lower production handling and crude transportation volumes compared to 2012, as production flowing through our Devils Tower facility declines.

•	We anticipate higher general and administrative, operating, and depreciation expense related to our growing operations in our Northeast G&P segment.

Olefin production volumes

•

We expect lower ethylene volumes in 2013 as compared to 2012 primarily due to major maintenance planned for 2013. With the completion of our Geismar expansion in the latter part of 2013, as discussed below, we expect growth in production volumes in the fourth quarter of 2013.

Filing of rate cases

On August 31, 2012, Transco filed a general rate case with the FERC principally designed to recover increased costs and to comply with the terms of the settlement in its prior proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of a hearing. We expect that our new rates, although still subject to refund until the rate case is resolved, will contribute to a modest increase in revenue in 2013.

During the first quarter of 2012, Northwest Pipeline filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than the formerly applicable rates, became effective January 1, 2013.

Expansion Projects

We expect to invest total capital in 2013 among our business segments as follows:

Expansion Capital
(Millions)
Segment:
Northeast G&P	1,680
Atlantic-Gulf	1,175
West	135
NGL & Petchem Services	425

Our ongoing major expansion projects include the following:

Northeast G&P

•

Expansion of our gathering infrastructure including compression and gathering pipelines in the Susquehanna Supply Hub in northeastern Pennsylvania as production in the Marcellus increases. The Susquehanna Supply Hub is expected to reach a natural gas take away capacity of 3 billion cubic feet per day (Bcf/d) by 2015, including capacity contributions from the Constitution Pipeline.

•

Expansions currently under construction to our natural gas gathering system, processing facilities and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility which is expected to add 200 MMcf/d of processing capacity in the second quarter of 2013. By the end of 2013, we expect our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity and additional fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 Mbbls/d.

Management’s Discussion and Analysis (Continued)

•

Expansions to Laurel Mountain’s gathering system infrastructure to increase the capacity to 830 MMcf/d by the end of 2015 through capital to be invested within this equity investment, also in the Marcellus Shale region.

•

Construction of the Blue Racer Midstream joint project, an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and Northwest Pennsylvania through capital to be invested within our Caiman Energy II equity investment.

Atlantic-Gulf

•

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services, as previously discussed.

•

Our equity investee which we operate, Discovery, plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline from a third-party floating production facility located in the Keathley Canyon production area in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The gas will be processed at Discovery’s Larose Plant and the NGLs will be further fractionated at Discovery’s Paradis Fractionator. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. Pre-construction activities have begun; the pipeline is expected to be laid in 2013 and in service in mid-2014.

•

In April 2013, we filed an application with the FERC for our Northeast Connector project to expand our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We plan to place the project into service during the second half of 2014, and expect to increase capacity by 100 Mdth/d.

•

In January 2013, we filed an application with the FERC for our Rockaway Delivery Lateral project to construct a three-mile offshore lateral to a distribution system in New York. We plan to place the project into service during the second half of 2014, with an expected capacity of 647 Mdth/d.

•

In December 2012, we filed an application with the FERC for our Virginia Southside project to expand our existing natural gas transmission system from New Jersey to a proposed power station in Virginia and a delivery point in North Carolina. We plan to place the project into service in September 2015, which is expected to increase capacity by 270 Mdth/d.

•

In November 2012, we received approval from the FERC for our Northeast Supply Link project to expand our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. We plan to place the project into service in November 2013, which is expected to increase capacity by an additional 250 Mdth/d.

•

In April 2012, we began the FERC pre-filing process for a new interstate gas pipeline project for our Constitution Pipeline. We currently own 51 percent of Constitution Pipeline with two other parties holding 25 percent and 24 percent, respectively. We will be the operator of Constitution Pipeline. The new 120-mile Constitution Pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems. We plan to place the project into service in March 2015, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers. We expect to file a FERC application during the second quarter of 2013.

Management’s Discussion and Analysis (Continued)

•

In August 2011, we received approval from the FERC for our Mid-South project to upgrade compressor facilities and expand our existing natural gas transmission system from Alabama to markets as far north as North Carolina. We placed the first phase of the project into service in September 2012, which increased capacity by 95 Mdth/d. We plan to place the second phase of the project into service in June 2013, which is expected to increase capacity by an additional 130 Mdth/d.

West

•

Due to a reduction in drilling in the Piceance basin during 2012 and early 2013, we have decided to delay the in-service date of our 350 MMcf/d cryogenic natural gas processing plant in Parachute that was planned for service in 2014. We are currently planning an in-service date in mid-2016. With the recent increase in natural gas prices, we will continue to monitor the situation to determine whether an earlier in-service date is warranted.

NGL & Petchem Services

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

•

Through our equity investment in OPPL, we expect to complete the construction of a pipeline connection and capacity expansions to increase the pipeline’s capacity to the maximum of 255 Mbbls/d in the second quarter of 2013. New volumes coming from the Bakken Shale in the Williston basin began to flow in April 2013.

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the total abandonment costs, which will be capital in nature, will be approximately $93 million, which is expected to be spent through the end of 2013. As of March 31, 2013, we have incurred approximately $71 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns and expects to recover these costs, net of any insurance proceeds, in future rate filings. To the extent available, the abandonment costs will be funded from the ARO Trust. (See Note 7 of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,
	2013	2012	$ Change*	% Change*
	(Millions)

Revenues:
Service revenues	$701	$673	+28	+4%
Product sales	1,055	1,295	-240	-19%

Total revenues	1,756	1,968

Costs and expenses:
Product costs	798	974	+176	+18%
Operating and maintenance expenses	246	220	-26	-12%
Depreciation and amortization expenses	199	159	-40	-25%
Selling, general, and administrative expenses	123	126	+3	+2%
Other (income) expense — net	(6)	6	+12	NM

Total costs and expenses	1,360	1,485

Operating income	396	483
Equity earnings (losses)	18	30	-12	-40%
Interest expense	(96)	(107)	+11	+10%
Interest income	1	1	-	-
Other income (expense) — net	2	1	+1	+100%

Net income	$321	$408

*	+ = Favorable change; – = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended March 31, 2013 vs. three months ended March 31, 2012

The increase in service revenues is primarily due to higher fee revenues driven by higher gathering volumes associated with the businesses acquired in the Laser Acquisition in February 2012 and the Caiman Acquisition in April 2012. Additionally, natural gas transportation revenues increased from expansion projects placed into service in 2012 and new rates effective during first-quarter 2013. Partially offsetting these increases are decreased gathering and processing fee revenues primarily in the Piceance basin due to severe winter weather conditions which prevented producers from delivering gas and resulted in lower production.

The decrease in product sales is primarily due to lower NGL, natural gas, and crude oil marketing revenues resulting from lower volumes and decreases in energy commodity prices. In addition, NGL production revenues decreased due to lower volumes primarily driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices. Olefin production revenues also decreased primarily due to lower volumes, partially offset by higher per-unit sales prices.

The decrease in product costs is primarily due to lower NGL, natural gas, and crude oil marketing purchases resulting from lower volumes and decreases in energy commodity prices. In addition, olefin feedstock costs decreased reflecting lower average per-unit feedstock costs and lower sales volumes. Costs associated with the

Management’s Discussion and Analysis (Continued)

production of NGLs also decreased primarily resulting from lower volumes, partially offset by an increase in average natural gas prices.

The increase in operating and maintenance expenses is primarily associated with the businesses acquired in 2012 and the subsequent growth in these operations.

The increase in depreciation and amortization expenses reflects a full quarter of depreciation expense in 2013 associated with the businesses acquired in 2012 and an increase in depreciation for certain of Transco’s Eminence storage assets as approved by the FERC in the related abandonment filing.

The favorable change in other (income) expense – net within operating income includes an increase in regulatory credits to defer ARO costs associated with the previously described increased depreciation of Transco’s Eminence storage assets.

The decrease in operating income generally reflects lower NGL production margins primarily due to lower NGL volumes and unfavorable energy commodity price changes and higher operating costs, partially offset by higher olefin production margins and increased fee revenues.

The unfavorable change in equity earnings (losses) is primarily due to lower equity earnings from Discovery driven by lower NGL margins.

Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Atlantic-Gulf, partially offset by an increase in interest incurred primarily due to an increase in borrowings.

Management’s Discussion and Analysis (Continued)

Period-Over-Period Operating Results – Segments

Northeast G&P

	Three months ended March 31,
	2013	2012
	(Millions)

Service revenues	$63	$24
Product sales	20	-

Segment revenues	83	24

Product costs	20	-
Depreciation and amortization expenses	29	5
Other segment costs and expenses	40	12
Equity (earnings) losses	3	3

Segment profit (loss)	$(9)	$4

Three months ended March 31, 2013 vs. three months ended March 31, 2012

Our Northeast G&P segment includes our Susquehanna Supply Hub (primarily resulting from the acquisition of certain assets in 2010 and the Laser Acquisition in February 2012), our Ohio Valley Midstream business (primarily resulting from the Caiman Acquisition in April 2012), and our equity-method investments in Laurel Mountain and Caiman Energy II.

Service revenues increased due to higher gathering volumes driven by new well connections and a full quarter of operations from the acquired businesses.

Product sales in 2013 represent new NGL marketing revenues attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as product costs.

Depreciation and amortization expenses reflect a full quarter of depreciation expense in 2013 associated with the acquired businesses.

Other segment costs and expenses increased primarily due to higher operating and maintenance and selling, general and administrative expenses associated with the acquired businesses and the subsequent growth in these operations. This increase includes approximately $7 million in higher employee-related costs, as well as other operating costs such as outside services, materials and supplies, operating taxes, and compression rental.

The unfavorable change in segment profit (loss) is primarily due to an increase in costs in the Ohio Valley Midstream business in advance of the benefit of associated revenues as we continue to invest in these operations for future growth.

Management’s Discussion and Analysis (Continued)

Atlantic-Gulf

	Three months ended March 31,
	2013	2012
	(Millions)

Service revenues	$358	$354
Product sales	231	290

Segment revenues	589	644

Product costs	208	257
Depreciation and amortization expenses	102	92
Other segment costs and expenses	136	154
Equity (earnings) losses	(16)	(24)

Segment profit	$159	$165

NGL margin	$22	$34

Three months ended March 31, 2013 vs. three months ended March 31, 2012

Product sales decreased primarily due to:

•

A $63 million decrease in crude and NGL marketing revenues due primarily to lower NGL and crude prices and lower crude and ethane volumes, partially offset by higher non-ethane volumes (offset in product costs).

•

A $12 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $10 million associated with an overall 9 percent decrease in average NGL per-unit sales prices. Average ethane and non-ethane per-unit prices decreased by 66 percent and 22 percent, respectively. Equity NGL sales volumes are 22 percent lower driven by 56 percent lower ethane volumes due primarily to lower ethane recoveries, as previously mentioned, partially offset by 12 percent higher non-ethane volumes due primarily to a higher concentration of liquid-rich gas processed from deliveries on our Perdido pipeline.

•

A $16 million increase in other product sales primarily due to higher system management gas sales from Transco. System management gas sales are offset in product costs and, therefore, have no impact on segment profit.

Product costs decreased primarily due to:

•	A $63 million decrease in crude and NGL marketing purchases (offset in product sales).

•	A $15 million increase in other product costs primarily due to higher system management gas costs (offset in product sales).

Depreciation and amortization expenses increased primarily due to an increase in depreciation for certain of Transco’s Eminence storage assets as approved by the FERC in the related abandonment filing.

Other segment costs and expenses decreased primarily due to an increase in regulatory credits to defer ARO costs associated with the previously described increased depreciation of Transco’s Eminence storage assets, as well as slight decreases in both operating and maintenance expenses and selling, general, and administrative expenses.

Equity earnings decreased primarily due to lower equity earnings from Discovery driven by lower NGL margins.

Segment profit decreased primarily due to lower NGL margins reflecting lower average NGL prices, higher depreciation and amortization expenses, and lower equity earnings. These decreases are partially offset by a favorable change in other segment costs and expenses.

Management’s Discussion and Analysis (Continued)

West

	Three months ended March 31,
	2013	2012
	(Millions)

Service revenues	$258	$272
Product sales	199	351

Segment revenues	457	623

Product costs	94	135
Depreciation and amortization expenses	61	58
Other segment costs and expenses	116	119

Segment profit	$186	$311

NGL margin	$98	$208

Three months ended March 31, 2013 vs. three months ended March 31, 2012

Service revenues decreased primarily due to a $20 million decrease in gathering and processing fee revenues primarily due to severe winter weather conditions which prevented producers from delivering gas and resulted in lower production, primarily in the Piceance basin, partially offset by a $7 million increase in natural gas transportation fee revenues at Northwest Pipeline related to new rates effective January 1, 2013.

Product sales decreased primarily due to:

•

A $131 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $95 million due to lower volumes and a $36 million decrease associated with 18 percent lower average non-ethane per-unit sales prices and 69 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 91 percent lower driven by reduced ethane recoveries, as previously mentioned, and equity non-ethane volumes are 11 percent lower due primarily to periods of local severe winter weather conditions which prevented producers from delivering gas and a change in a customer’s contract from percent-of-liquids to fee-based processing.

•	A $22 million decrease in NGL marketing revenues due primarily to lower ethane volumes (offset in product costs).

Product costs decreased primarily due to:

•	A $22 million decrease in NGL marketing purchases (offset in product sales).

•	A $21 million decrease in costs associated with our equity NGLs primarily due to lower volumes, partially offset by a 19 percent increase in average natural gas prices.

Segment profit decreased primarily due to lower NGL margins reflecting lower NGL volumes and lower average NGL prices, as well as the decrease in gathering and processing fee revenues, partially offset by increased natural gas transportation revenues.

Management’s Discussion and Analysis (Continued)

NGL & Petchem Services

	Three months ended March 31,
	2013	2012
	(Millions)

Service revenues	$26	$24
Product sales	882	1,161

Segment revenues	908	1,185

Product costs	759	1,091
Depreciation and amortization expenses	7	4
Other segment costs and expenses	27	28
Equity (earnings) losses	(5)	(9)

Segment profit	$120	$71

Olefins margin	$118	$74
Marketing margin	$6	$(7)

Three months ended March 31, 2013 vs. three months ended March 31, 2012

Product sales decreased primarily due to:

•

A $267 million decrease in NGL and natural gas marketing revenues due primarily to lower NGL volumes and prices. The changes in marketing revenues are more than offset by similar changes in marketing purchases.

•	An $8 million decrease in olefin sales primarily due to lower ethylene volumes related to changes in inventory management, partially offset by higher ethylene prices.

Product costs decreased primarily due to:

•	A $278 million decrease in NGL and natural gas marketing purchases. The changes in marketing purchases are substantially offset by similar changes in marketing revenues.

•

A $52 million decrease in feedstock costs due primarily to lower ethylene feedstock costs, including $31 million associated with 46 percent lower average per-unit feedstock costs and $11 million associated with 13 percent lower sales volumes, and $10 million lower feedstock costs for other products and plant fuel.

Segment profit increased primarily due to a $44 million increase in olefin product margins including $39 million higher ethylene product margins primarily due to 46 percent lower average per-unit feedstock prices and 12 percent higher per-unit ethylene prices, partially offset by 13 percent lower volumes sold.

Management’s Discussion and Analysis (Continued)

Management’s Discussion and Analysis of Financial Condition and Liquidity

Outlook

We seek to manage our businesses with a focus on applying conservative financial policy and maintaining investment-grade credit metrics. Our plan for 2013 reflects our ongoing transition to an overall business mix that is increasingly fee-based. Although our cash flows are impacted by fluctuations in energy commodity prices, that impact is somewhat mitigated by certain of our cash flow streams that are not directly impacted by short-term commodity price movements, including:

•	Firm demand and capacity reservation transportation revenues under long-term contracts;

•	Fee-based revenues from certain gathering and processing services.

We also note that the November 2012 addition of the Geismar olefins-production facility is expected to result in a favorable shift in our commodity exposure from ethane to ethylene.

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions, and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2013:

•

We increased our per-unit quarterly distribution with respect to the first quarter of 2013 from $0.8275 to $0.8475. We expect to increase quarterly limited partner cash distributions in total by approximately 8 percent to 9 percent in 2013 and 6 percent to 8 percent in 2014 and 2015.

•

In May 2013, Williams agreed to waive incentive distributions of up to $200 million over the next four quarters to support our cash distribution metrics as our large platform of growth projects moves toward completion.

•

We expect to fund working capital requirements, capital and investment expenditures, debt service payments, and distributions to unitholders primarily through cash flow from operations, cash and cash equivalents on hand, issuances of debt and/or equity securities, and utilization of our revolver and/or commercial paper. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.95 billion and $2.05 billion in 2013. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2013. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity method investees;

•	Cash proceeds from issuances of debt and/or equity securities;

•	Use of our revolver and/or commercial paper.

We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Contributions to our equity method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

Management’s Discussion and Analysis (Continued)

•	Quarterly distributions to our unitholders and/or general partner.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity prices and margins from the range of current expectations;

•	Significant physical damage to facilities, especially damage to offshore facilities by named windstorms;

•	Unexpected significant increases in capital expenditures or delays in capital project execution.

As of March 31, 2013, we had a working capital deficit (current liabilities in excess of current assets) of $421 million. However, we note the following about our available liquidity.

Available Liquidity	March 31, 2013
(Millions)

Cash and cash equivalents	$79
Capacity available under our $2.4 billion five-year revolver (expires June 3, 2016) (1)	2,150

$2,229

(1)

The full amount of the revolver is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $400 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the revolver to the extent not otherwise utilized by the other co-borrowers. At March 31, 2013, we are in compliance with the financial covenants associated with this revolver.

Distributions from Equity Method Investees

Our equity method investees’ organizational documents require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. Our more significant equity method investees include: Aux Sable Liquid Products L.P., Discovery, Gulfstream, Laurel Mountain, and OPPL.

Shelf Registration

In April 2013, we filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals.

Commercial Paper

Management’s Discussion and Analysis (Continued)

In March 2013, we initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes will vary but may not exceed 397 days from the date of issuance. The commercial paper notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par, or, alternatively, will be sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are expected to be used to fund planned capital expenditures and for other general partnership purposes. We have not yet issued any notes under this commercial paper program. In managing our available liquidity, we do not expect a maximum outstanding amount under this program in excess of the capacity available under our revolver.

Equity Offering

In March 2013, we completed an equity issuance of 14,250,000 common units, including 3,000,000 common units sold to Williams in a private placement. Subsequently, the underwriters exercised their option to purchase 1,687,500 common units. The net proceeds of approximately $760 million were used to repay amounts outstanding under our revolver.

Credit Ratings

The table below presents our current credit ratings and outlook on our senior unsecured long-term debt.

Senior Unsecured
Rating Agency	Outlook	Debt Rating

Standard & Poor’s	Stable	BBB

Moody’s Investors Service	Stable	Baa2

Fitch Ratings	Positive	BBB-

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

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of March 31, 2013, we estimate that a downgrade to a rating below investment grade could require us to post up to $335 million in additional collateral with third parties.

Capital and Investment Expenditures

Management’s Discussion and Analysis (Continued)

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

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity method investments for 2013. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	Maintenance		Expansion		Total
		Three Months		Three Months		Three Months
	2013	Ended	2013	Ended	2013	Ended
Segment	Estimate	March 31, 2013	Estimate	March 31, 2013	Estimate	March 31, 2013
	(Millions)
Northeast G&P	$10	$-	$1,680	$408	$1,690	$408
Atlantic-Gulf	165	26	1,175	150	1,340	176
West	135	11	135	44	270	55
NGL & Petchem Services	20	4	425	40	445	44
Other	-	2	-	-	-	2

Total	$330	$43	$3,415	$642	$3,745	$685

Cash Distributions to Unitholders

We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased our quarterly distribution from $0.8275 to $0.8475 per unit, which resulted in a first quarter 2013 distribution of approximately $473 million that will be paid on May 10, 2013, to the general and limited partners of record at the close of business on May 3, 2013. (See Note 3 of Notes to Consolidated Financial Statements).

Sources (Uses) of Cash

	Three months ended March 31,
	2013	2012
	(Millions)
Net cash provided (used) by:
Operating activities	$511	$552
Financing activities	220	168
Investing activities	(672)	(620)

Increase (decrease) in cash and cash equivalents	$59	$100

Operating activities

The decrease in net cash provided by operating activities is primarily due to lower operating results.

Management’s Discussion and Analysis (Continued)

Financing activities

Significant transactions include:

•	$760 million, including $143 million received from Williams, received from our equity offering in 2013 and used to repay revolver borrowings;

•	$490 million received from our equity offering in 2012 and used to fund capital expenditures and for general partnership purposes;

•	$770 million received in 2013 from revolver borrowings;

•	$895 million paid on revolver borrowings in 2013;

•	$442 million and $311 million related to quarterly cash distributions paid to limited partner unitholders and our general partner in 2013 and 2012, respectively.

Investing activities

Significant transactions include:

•	Capital expenditures of $608 million and $260 million for 2013 and 2012, respectively;

•	$325 million paid, net of cash acquired in the transaction, for entities acquired in the Laser Acquisition in February 2012.

Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Note 7 and Note 8 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2013.

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

First-Quarter 2013 Changes in Internal Controls

There have been no changes during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

The New Mexico Environment Department’s Air Quality Bureau (NMED) issued a Notice of Violation to Williams Four Corners LLC (Four Corners) on October 23, 2012, as revised on February 7, 2013, for the El Cedro Gas Treating Plant related to the plant’s use of a standby generator and the timing of periodic testing. Settlement negotiations with the Bureau to resolve the alleged violations are ongoing, with the NMED offering on April 5, 2013 to settle for $162,711.

On January 18, 2013, the NMED issued a Notice of Violation to Four Corners relating to permitting issues for condensate storage tanks at the La Jara Compressor Station. Williams has been in discussions with the NMED about such permitting issues since early 2011. Settlement negotiations to resolve the issues are ongoing, with the NMED offering on April 18, 2013 to settle for $129,978.

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

Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, and 9 (filed on February 27, 2013 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—

Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

*Exhibit 10.1	—	Amendments Nos. 2, 3, 4, and 5 to Contribution Agreement between Caiman Energy, LLC and Williams Partners L.P.

Exhibit 10.2	—

Assignment Agreement dated February 13, 2013 by and between Northwest Pipeline Services, LLC and Williams WPC-1, effective January 1, 2013 (filed on February 27, 2013 as Exhibit 10.6 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.3	—

Assignment Agreement dated February 13, 2013 by and between Transco Pipeline Services, LLC and Williams WPC-I, effective January 1, 2013 (filed on February 27, 2013 as Exhibit 10.8 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.4	—

Form of Commercial Paper Dealer Agreement, dated as of March 12, 2013, between Williams Partners L.P., as Issuer and the Dealer party thereto (filed on March 18, 2013 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference

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

May 8, 2013

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

Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, and 9 (filed on February 27, 2013 as Exhibit 3.3 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 3.4	—

Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

*Exhibit 10.1		Amendments Nos. 2, 3, 4, and 5 to Contribution Agreement between Caiman Energy, LLC and Williams Partners L.P.

Exhibit 10.2	—

Assignment Agreement dated February 13, 2013 by and between Northwest Pipeline Services, LLC and Williams WPC-1, effective January 1, 2013 (filed on February 27, 2013 as Exhibit 10.6 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.3	—

Assignment Agreement dated February 13, 2013 by and between Transco Pipeline Services, LLC and Williams WPC-I, effective January 1, 2013 (filed on February 27, 2013 as Exhibit 10.8 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-32599)) and incorporated herein by reference.

Exhibit 10.4	—

Form of Commercial Paper Dealer Agreement, dated as of March 12, 2013, between Williams Partners L.P., as Issuer, and the Dealer party thereto (filed on March 18, 2013 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges

*Exhibit 31.1	—

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

*Exhibit 31.2	—

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