Form 10-Q
period 2013-06-30
Williams Partners L.P.
filed 2013-07-31
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The registrant had 413,900,699 common units outstanding as of July 31, 2013.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of cash distributions to unitholders;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids and olefins prices, supply and demand; and

•	Demand for our services.

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

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Ability to acquire new businesses and assets and integrate those operations and assets into our existing businesses, as well as successfully expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of capital;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions; and

•	Additional risks described in our filings with the Securities and Exchange Commission.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, Item 1A. Risk Factors of this Form 10-Q.

PART I – FINANCIAL INFORMATION

Williams Partners L.P.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions, except per-unit amounts)

Revenues:
Service revenues	$715	$664	$1,416	$1,337
Product sales	1,012	1,153	2,067	2,448

Total revenues	1,727	1,817	3,483	3,785

Costs and expenses:
Product costs	810	907	1,608	1,881
Operating and maintenance expenses	279	264	525	484
Depreciation and amortization expenses	185	171	375	330
Selling, general, and administrative expenses	125	148	248	274
Other (income) expense – net	4	12	7	18

Total costs and expenses	1,403	1,502	2,763	2,987

Operating income	324	315	720	798

Equity earnings (losses)	35	27	53	57
Interest incurred	(113)	(110)	(226)	(220)
Interest capitalized	16	5	33	8
Interest income	-	-	1	1
Other income (expense) – net	(5)	6	(3)	7

Net income	257	243	578	651
Less: Net income attributable to noncontrolling interests	1	-	1	-

Net income attributable to controlling interests	$256	$243	$577	$651

Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$256	$243	$577	$651
Allocation of net income to general partner	126	146	245	300

Allocation of net income to common units	$130	$97	$332	$351

Basic and diluted net income per common unit	$0.31	$0.29	$0.81	$1.11
Weighted average number of common units outstanding (thousands)	413,901	335,920	407,968	317,594
Cash distributions per common unit	$0.8625	$0.7925	$1.7100	$1.5700

Other comprehensive income (loss):
Net unrealized gain (loss) from derivative instruments	$1	$53	$1	$45
Reclassifications into earnings of net derivative instruments (gain) loss	-	(8)	-	(6)

Other comprehensive income (loss)	1	45	1	39

Comprehensive income	258	288	579	690
Less: Comprehensive income attributable to noncontrolling interests	1	-	1	-

Comprehensive income attributable to controlling interests	$257	$288	$578	$690

See accompanying notes.

Williams Partners L.P.

Consolidated Balance Sheet

(Unaudited)

	June 30, 2013	December 31, 2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$118	$20
Trade accounts and notes receivable	521	562
Inventories	174	173
Regulatory assets	45	39
Other current assets	71	56

Total current assets	929	850

Investments	1,955	1,800

Property, plant, and equipment, at cost	22,236	21,062
Accumulated depreciation	(7,020)	(6,775)

Property, plant, and equipment – net	15,216	14,287

Goodwill	646	649
Other intangibles	1,672	1,702
Regulatory assets, deferred charges, and other	472	421

Total assets	$20,890	$19,709

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$856	$851
Affiliate	118	117
Accrued interest	109	110
Asset retirement obligations	73	68
Other accrued liabilities	278	203
Commercial paper	710	-

Total current liabilities	2,144	1,349
Long-term debt	8,063	8,437
Asset retirement obligations	518	508
Regulatory liabilities, deferred income, and other	546	518
Contingent liabilities (Note 9)
Equity:
Partners’ equity:
Common units (413,900,699 units outstanding at June 30, 2013 and 397,963,199 units outstanding at December 31, 2012)	10,825	10,372
General partner	(1,471)	(1,487)
Accumulated other comprehensive income (loss)	(1)	(2)

Total partners’ equity	9,353	8,883
Noncontrolling interests in consolidated subsidiaries	266	14

Total equity	9,619	8,897

Total liabilities and equity	$20,890	$19,709

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Changes in Equity

(Unaudited)

	Williams Partners L.P.
	Common Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2012	$10,372	$(1,487)	$(2)	$14	$8,897
Net income	350	227	-	1	578
Other comprehensive income (loss)	-	-	1	-	1
Cash distributions (Note 3)	(680)	(235)	-	-	(915)
Sales of common units	760	-	-	-	760
Contributions from general partner	-	49	-	-	49
Contributions from noncontrolling interests	-	-	-	251	251
Other	23	(25)	-	-	(2)

Balance – June 30, 2013	$10,825	$(1,471)	$(1)	$266	$9,619

See accompanying notes.

Williams Partners L.P.

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
	2013	2012
	(Millions)
OPERATING ACTIVITIES:
Net income	$578	$651
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	375	330
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	41	39
Inventories	1	14
Other current assets and deferred charges	(7)	29
Accounts payable	(21)	(139)
Accrued liabilities	63	4
Affiliate accounts receivable and payable – net	1	74
Other, including changes in noncurrent assets and liabilities	78	54

Net cash provided by operating activities	1,109	1,056

FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	710	-
Proceeds from long-term debt	1,705	500
Payments of long-term debt	(2,080)	(155)
Proceeds from sales of common units	760	2,071
General partner contributions	24	74
Distributions to limited partners and general partner	(915)	(673)
Contributions from noncontrolling interests	251	2
Other – net	12	(41)

Net cash provided by financing activities	467	1,778

INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(1,318)	(784)
Net proceeds from dispositions	2	22
Purchases of businesses	-	(2,049)
Purchase of business from affiliates	25	-
Purchases of and contributions to equity method investments	(182)	(184)
Other – net	(5)	32

Net cash used by investing activities	(1,478)	(2,963)

Increase (decrease) in cash and cash equivalents	98	(129)
Cash and cash equivalents at beginning of period	20	163

Cash and cash equivalents at end of period	$118	$34

See accompanying notes.

Williams Partners L.P.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. General and Basis of Presentation

General

Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 13, 2013 (2012 Annual Financial Statements). The accompanying unaudited financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our interim financial statements.

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

We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of June 30, 2013, Williams owns an approximate 66 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC, an operating limited liability company (wholly owned by us).

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

Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and significant natural gas gathering and processing and crude production handling and transportation in the Gulf Coast region, as well as a 50 percent equity investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), a 41 percent consolidated interest in Constitution Pipeline Company, LLC (Constitution), and a 60 percent equity investment in Discovery Producer Services LLC (Discovery).

West is comprised of our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline GP (which was changed to Northwest Pipeline LLC on July 1, 2013) (Northwest Pipeline).

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

Other

As disclosed in our 2012 Annual Financial Statements, we acquired an entity in November 2012 that holds an 83.3 percent undivided interest in an olefins-production facility in Geismar, Louisiana and associated assets from Williams. The entity acquired in the Geismar Acquisition was an affiliate of Williams at the time of the acquisition; therefore, the acquisition was accounted for as a common control transaction, similar to a pooling of interests, whereby the assets and liabilities of the acquired entity were combined with ours at their historical amounts. As a result, prior period financial statement amounts and disclosures have been recast for this transaction. The effect of recasting our financial statements to account for this transaction increased net income $50 million and $110 million for the three and six months ended June 30, 2012, respectively. This acquisition does not impact historical earnings per common unit as pre-acquisition earnings were allocated to our general partner. In March 2013, we received $25 million in cash from Williams and Williams waived $4 million in payments on its IDRs with respect to our May 2013 distribution related to a working capital adjustment associated with the acquisition.

Also as disclosed in our 2012 Annual Financial Statements, we have revised the overall presentation of our Consolidated Statement of Comprehensive Income, including the separate presentation of service revenues, product sales, product costs, and depreciation and amortization expenses. All prior periods presented have been recast, along with corresponding information presented in the Notes to Consolidated Financial Statements, to reflect this change.

Note 2. Variable Interest Entities

Consolidated VIEs

We consolidate the activities of variable interest entities (VIEs) of which we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. As of June 30, 2013, we have the following consolidated VIEs:

•

During the second quarter of 2013, a third party contributed $187 million to Gulfstar One LLC (Gulfstar) in exchange for a 49 percent ownership interest in Gulfstar. This contribution was based on 49 percent of our estimated cumulative net investment to date. The $187 million was then distributed to us. As a result of this transaction, we now own a 51 percent interest in Gulfstar, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar’s economic performance. We, as construction agent for Gulfstar, are designing, constructing, and installing a proprietary floating-production system, Gulfstar FPSTM, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. The project is expected to be in service in mid-2014. We have received certain advance payments from the producer customers and are committed to the producer customers to construct this system. The current estimate of the total remaining construction costs is less than $450 million, which will be funded with capital contributions from us, along with the other equity partner, proportional to ownership interest. If the producer customers do not develop the offshore oil and gas fields to be connected to Gulfstar, they will be responsible for the firm price of building the facilities.

Notes (Continued)

•

During the second quarter of 2013, a third party contributed $4 million to Constitution in exchange for a 10 percent ownership interest in Constitution. This contribution was based on 10 percent of Constitution’s contributed capital to date. The $4 million was then distributed to us. As a result of this transaction, we now own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction agent for Constitution, are building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. We plan to place the project in service in March 2015 and estimate the total remaining construction costs of the project to be less than $650 million, which will be funded with capital contributions from us, along with the other equity partners, proportional to ownership interest.

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of these VIEs, which are joint projects in the development and construction phase:

	June 30, 2013	December 31, 2012	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$31	$8	Cash and cash equivalents
Accounts receivable	1	-	Trade accounts and notes receivable
Construction in progress	707	556	Property, plant, and equipment, at cost
Accounts payable	(98)	(128)	Accounts payable - trade
Construction retainage	(1)	-	Other accrued liabilities
Deferred revenue associated with customer advance payments	(110)	(109)	Regulatory liabilities, deferred income, and other

Nonconsolidated VIEs

We have also identified certain interests in VIEs where we are not the primary beneficiary. These include:

•

Our equity-method investment in Laurel Mountain is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. As decisions about the activities that most significantly impact the economic performance of this entity require a unanimous vote of all members, we are not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of this investment, which is $491 million at June 30, 2013.

•

Our 47.5 percent-owned equity-method investment in Caiman has been determined to be a VIE because it has insufficient equity to finance activities during the construction stage of the Blue Racer Midstream joint project, which is an expansion to gathering and processing and the

Notes (Continued)

associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and northwest Pennsylvania. We are not the primary beneficiary because we do not have the power to direct the activities of Caiman that most significantly impact its economic performance. Our maximum exposure to loss is limited to $380 million of total contributions that we have committed to make. At June 30, 2013, the carrying value of our investment in Caiman was $132 million, which substantially reflects our contributions to date.

Note 3. Allocation of Net Income and Distributions

The allocation of net income between our general partner and limited partners is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)
Allocation of net income to general partner:
Net income	$257	$243	$578	$651
Net income applicable to pre-partnership operations allocated to general partner	-	(50)	-	(110)
Net income applicable to noncontrolling interests	(1)	-	(1)	-

Income subject to 2% allocation of general partner interest	256	193	577	541
General partner’s share of net income	2%	2%	2%	2%

General partner’s allocated share of net income before items directly allocable to general partner interest	5	4	11	11
Incentive distributions paid to general partner (a)	112	86	216	164
Pre-partnership net income allocated to general partner interest	-	50	-	110

Net income allocated to general partner	$117	$140	$227	$285

Net income	$257	$243	$578	$651
Net income allocated to general partner	117	140	227	285
Net income allocated to noncontrolling interests	1	-	1	-

Net income allocated to common limited partners	$139	$103	$350	$366

(a)	The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In the calculation of basic and diluted net income per common unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period but paid in the subsequent period.

We paid or have authorized payment of the following partnership cash distributions during 2012 and 2013 (in millions, except for per unit amounts):

			General Partner
Payment Date	Per Unit Distribution	Common Units	2%	Incentive Distribution Rights	Total Cash Distribution
2/10/2012	$0.7625	$227	$6	$78	$311
5/11/2012	$0.7775	$268	$8	$86	$362
8/10/2012	$0.7925	$274	$7	$92	$373
11/09/2012	$0.8075	$287	$8	$99	$394
2/08/2013	$0.8275	$329	$9	$104	$442
5/10/2013	$0.8475	$351	$10	$112	$473
8/09/2013 (a)	$0.8625	$357	$11	$121	$489

(a)	The Board of Directors of our general partner declared this $0.8625 per unit cash distribution on July 22, 2013, to be paid on August 9, 2013 to unitholders of record at the close of business on August 2, 2013.

Notes (Continued)

The 2012 and 2013 cash distributions paid to our general partner in the table above have been reduced by a total of $105 million resulting from the temporary waiver of IDRs associated with certain assets acquired in 2012.

Note 4. Other Accruals

On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant located south of Baton Rouge, in a remote industrial complex, that resulted in the tragic deaths of two affiliate employees and injuries of additional affiliate employees and contractors. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial and operational effects.

We have substantial insurance coverage for repair and replacement costs, lost production and additional expenses related to the incident as follows:

•

Property damage and business interruption coverage with a combined per-occurrence limit of $500 million and retentions (deductibles) of $10 million per occurrence for property damage and a 60-day waiting period per occurrence for business interruption;

•	General liability coverage with per-occurrence and aggregate annual limits of $610 million and retentions (deductibles) of $2 million per occurrence;

•	Workers’ compensation coverage with statutory limits and retentions (deductibles) of $1 million total per occurrence.

We are in the early stages of determining the full extent of property damage and developing claims information for business interruption coverage. Through June 30, 2013, we have expensed $6 million of insurance deductibles in operating and maintenance expenses in the Consolidated Statement of Comprehensive Income, based on our initial evaluation. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Such recoveries, when recognized, will be recorded as a gain to other (income) expense – net within costs and expenses in our Consolidated Statement of Comprehensive Income.

During the second quarter of 2012, we incurred acquisition transaction costs of $16 million related to the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC. These costs are included in selling, general, and administrative expenses.

Other (income) expense – net within costs and expenses for the three and six months ended June 30, 2013 includes a $6 million expense related to the portion of the Eminence abandonment regulatory asset that will not be recovered through rates, pursuant to Transco’s agreement in principle associated with its general rate case filing. (See Note 9.) We also recognized income of $12 million related to insurance recoveries associated with this event that we consider probable of collection. Additionally, we recorded charges of $2 million during the three and six months ended June 30, 2013 and $9 million and $15 million during the three and six months ended June 30, 2012, respectively, related to project development costs associated with natural gas pipeline expansion projects.

Other income (expense) – net below operating income for the three and six months ended June 30, 2013, includes a charge of $14 million associated with the impact of a second quarter Texas franchise tax law change.

Notes (Continued)

Note 5. Inventories

	June 30, 2013	December 31, 2012
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$93	$96
Materials, supplies, and other	81	77

	$174	$173

Note 6. Debt and Banking Arrangements

Credit Facility

Letter of credit capacity under our $2.4 billion credit facility is $1.3 billion. At June 30, 2013, no letters of credit have been issued and no loans are outstanding under our credit facility.

On July 31, 2013, we amended our $2.4 billion credit facility to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. Additionally, Transco and Northwest Pipeline are each able to borrow up to $500 million under the amended credit facility to the extent not otherwise utilized by the other co-borrowers. Our credit facility may also, under certain conditions, be increased up to an additional $500 million.

Commercial Paper Program

In March 2013, we initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. At June 30, 2013, $710 million of commercial paper is outstanding at a weighted average interest rate of 0.42 percent.

Note 7. Partners’ Capital

In March 2013, we completed an equity issuance of 14,250,000 common units, including 3,000,000 common units sold to Williams in a private placement. Subsequently, the underwriters exercised their option to purchase 1,687,500 common units. The net proceeds of approximately $760 million were used to repay amounts outstanding under our revolver.

Note 8. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

Notes (Continued)

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)

Assets (liabilities) at June 30, 2013:

Measured on a recurring basis:
ARO Trust investments	$28	$28	$28	$-	$-
Energy derivatives assets designated as hedging instruments	1	1	-	1	-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	-	-	(2)
Additional disclosures:
Notes receivable and other	9	8	1	7	-
Long-term debt, including current portion	(8,063)	(8,591)	-	(8,591)	-

Assets (liabilities) at December 31, 2012:

Measured on a recurring basis:
ARO Trust investments	$18	$18	$18	$-	$-
Energy derivatives assets not designated as hedging instruments	5	5	-	-	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	-	-	(1)

Additional disclosures:
Notes receivable and other	11	10	2	8	-
Long-term debt, including current portion	(8,437)	(9,624)	-	(9,624)	-

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

Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives assets are reported in other current assets and regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in other accrued liabilities and regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2013 or 2012.

Additional fair value disclosures

Notes receivable and other: The disclosed fair value of our notes receivable is primarily determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these

Notes (Continued)

amounts. The current portion is reported in trade accounts and notes receivable, and the noncurrent portion is reported in regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.

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

Note 9. Contingent Liabilities

Environmental Matters

We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2013, we have accrued liabilities totaling $20 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.

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

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2013, we have accrued liabilities of $11 million for these costs. We expect that these costs will be recoverable through rates.

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2013, we have accrued liabilities totaling $9 million for these costs.

Notes (Continued)

Geismar Incident

As a result of the previously discussed Geismar Incident, there were two fatalities and numerous individuals (including affiliate employees and contractors) reported injuries, which varied from minor to serious. We are cooperating with the Occupational Safety and Health Administration, the Chemical Safety Board, and the EPA to conduct investigations to determine the cause of the incident. Also, on June 28, 2013, the Louisiana Department of Environmental Quality issued a Consolidated Compliance Order & Notice of Potential Penalty to Williams Olefins, L.L.C. that consolidates claims of unpermitted emissions and other deviations under the Clean Air Act that the parties had been negotiating since 2010 and alleged unpermitted emissions arising from the Geismar Incident. Any potential fines and penalties from these agencies would not be covered by our insurance policy. Additionally, multiple lawsuits, including class actions for alleged offsite impacts, property damage, and personal injury, have been filed against various of our subsidiaries.

Due to the recent nature of the incident, the preliminary and ongoing investigation into its cause, and the limited information available associated with the filed lawsuits, which do not specify any amounts for claimed damages, we cannot reasonably estimate a range of potential loss related to these lawsuits at this time.

Rate Matters

On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of a hearing. We have reached an agreement in principle with the participants that would resolve all issues in this proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.

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

Summary

We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity, and financial position. These calculations have been made without consideration of any potential recovery from third parties. We disclose all significant matters for which we are unable to reasonably

Notes (Continued)

estimate a range of possible loss.

Note 10. Segment Disclosures

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

	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Three months ended June 30, 2013
Segment revenues:
Service revenues
External	$78	$349	$260	$28	$-	$715
Internal	-	4	-	-	(4)	-

Total service revenues	78	353	260	28	(4)	715
Product sales
External	35	220	11	746	-	1,012
Internal	-	29	180	83	(292)	-

Total product sales	35	249	191	829	(292)	1,012

Total revenues	$113	$602	$451	$857	$(296)	$1,727

Segment profit (loss)	$12	$152	$162	$77		$403
Less equity earnings (losses)	7	20	-	8		35

Segment operating income (loss)	$5	$132	$162	$69		368

General corporate expenses						(44)

Operating income						$324

Three months ended June 30, 2012
Segment revenues:
Service revenues
External	$37	$338	$265	$24	$-	$664
Internal	-	1	-	-	(1)	-

Total service revenues	37	339	265	24	(1)	664
Product sales
External	-	187	13	953	-	1,153
Internal	-	97	258	57	(412)	-

Total product sales	-	284	271	1,010	(412)	1,153

Total revenues	$37	$623	$536	$1,034	$(413)	$1,817

Segment profit (loss)	$(20)	$127	$239	$45		$391
Less equity earnings (losses)	(6)	20	-	13		27

Segment operating income (loss)	$(14)	$107	$239	$32		364

General corporate expenses						(49)

Operating income						$315

Notes (Continued)

Six months ended June 30, 2013
Segment revenues:
Service revenues
External	$141	$703	$518	$54	$-	$1,416
Internal	-	8	-	-	(8)	-

Total service revenues	141	711	518	54	(8)	1,416
Product sales
External	55	425	37	1,550	-	2,067
Internal	-	55	353	161	(569)	-

Total product sales	55	480	390	1,711	(569)	2,067

Total revenues	$196	$1,191	$908	$1,765	$(577)	$3,483

Segment profit (loss)	$3	$311	$348	$197		$859
Less equity earnings (losses)	4	36	-	13		53

Segment operating income (loss)	$(1)	$275	$348	$184		806

General corporate expenses						(86)

Operating income						$720

Six months ended June 30, 2012
Segment revenues:
Service revenues
External	$61	$692	$536	$48	$-	$1,337
Internal	-	1	1	-	(2)	-

Total service revenues	61	693	537	48	(2)	1,337
Product sales
External	-	341	21	2,086	-	2,448
Internal	-	233	601	85	(919)	-

Total product sales	-	574	622	2,171	(919)	2,448

Total revenues	$61	$1,267	$1,159	$2,219	$(921)	$3,785

Segment profit (loss)	$(16)	$292	$550	$116		$942
Less equity earnings (losses)	(9)	44	-	22		57

Segment operating income (loss)	$(7)	$248	$550	$94		885

General corporate expenses						(87)

Operating income						$798

Notes (Continued)

The following table reflects total assets by reportable segment.

	Total Assets
	June 30, 2013	December 31, 2012
	(Millions)

Northeast G&P	$5,426	$4,745
Atlantic-Gulf	9,284	8,734
West	4,660	4,688
NGL & Petchem Services	1,692	1,500
Other corporate assets	384	409
Eliminations (1)	(556)	(367)

Total	$20,890	$19,709

(1)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.

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

•

Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and significant natural gas gathering and processing and crude production handling and transportation in the Gulf Coast region, as well as a 50 percent equity investment in Gulfstream Natural Gas System L.L.C. (Gulfstream), a 60 percent equity investment in Discovery Producer Services LLC (Discovery), and a 41 percent consolidated interest in Constitution Pipeline Company, LLC (Constitution).

•	West is comprised of our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline).

•

NGL & Petchem Services is comprised of our NGL and natural gas marketing business, an NGL fractionator and storage facilities near Conway, Kansas, a 50 percent equity investment in Overland Pass Pipeline Company LLC (OPPL), and an interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region.

Management’s Discussion and Analysis (Continued)

Williams currently holds an approximate 68 percent interest in us, comprised of an approximate 66 percent limited partner interest and all of our 2 percent general partner interest and incentive distribution rights.

The following discussion and analysis of our results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and in Exhibit 99.1 of our Current Report on Form 8-K dated May 13, 2013.

Distributions

In July 2013, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.8625 per unit, an increase of approximately 2 percent over the prior quarter and 9 percent over the same period in the prior year. We expect to increase total limited partner cash distributions by 8 percent to 9 percent in 2013 and 6 percent to 8 percent in 2014 and 2015.

Overview of Six Months Ended June 30, 2013

Our results for the first six months of 2013, as compared to the same period of the prior year, were unfavorable primarily due to lower NGL margins driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices, along with higher operating costs associated with ongoing growth in our Northeast G&P operations. Partially offsetting these unfavorable changes were an increase in fee revenues and higher olefins margins. See additional discussion in Results of Operations.

Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.

Geismar Incident

On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant located south of Baton Rouge, in a remote industrial complex, which resulted in the tragic deaths of two affiliate employees and injuries of additional affiliate employees and contractors. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects. This facility is part of our NGL & Petchem Services segment.

We have substantial insurance coverage for repair and replacement costs, lost production and additional expenses related to the incident as follows:

•

Property damage and business interruption coverage with a combined per-occurrence limit of $500 million and retentions (deductibles) of $10 million per occurrence for property damage and a 60-day waiting period per occurrence for business interruption;

•	General liability coverage with per-occurrence and aggregate annual limits of $610 million and retentions (deductibles) of $2 million per occurrence;

•	Workers’ compensation coverage with statutory limits and retentions (deductibles) of $1 million total per occurrence.

We are in the early stages of determining the full extent of property damage and developing claims information for business interruption coverage. These early weeks of work have been focused on conducting the causal investigations with the Occupational Safety and Health Administration and the Chemical Safety Board. Through June 30, 2013, we have expensed $6 million of insurance deductibles in operating and maintenance expenses in the

Management’s Discussion and Analysis (Continued)

Consolidated Statement of Comprehensive Income, based on our initial evaluation. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Such recoveries, when recognized, will be recorded as a gain to other (income) expense – net within costs and expenses in our Consolidated Statement of Comprehensive Income.

In all scenarios examined, the repair of the Geismar plant will take longer than the expansion project. As a result, we currently forecast the repaired Geismar facility, including the expansion project, to return to operation in April 2014. We expect our insurance coverage will significantly mitigate our financial loss. We currently estimate $384 million of cash recoveries from insurers related to business interruption losses. Our preliminary damage assessment and preliminary repair plan indicates an estimated cost of $102 million to repair the plant. We will be impacted by certain uninsured losses, including amounts associated with the 60-day waiting period for business interruption, as well as other deductibles. Our assumptions and estimates, including the timing for the expanded plant return to operation, repair cost estimates, and insurance proceeds associated with our property damage and business interruption coverage are subject to various risks and uncertainties that could cause the actual results to be materially different.

Northeast G&P

Three Rivers Midstream

In April 2013, we announced an agreement to launch a new midstream joint project to provide gas gathering and gas processing services for production located in northwest Pennsylvania. The project will invest in both wet-gas handling infrastructure and dry-gas infrastructure serving the Marcellus and Utica Shale wells in the area. We will initially own substantially all of the new project, Three Rivers Midstream, and operate the assets. Our partner has the right to invest capital and increase its ownership to a maximum of 50 percent by July 2015. The current estimate of the total cost of the project is expected to be approximately $150 million. This does not include the cost of the gathering system, which will be determined in the future based upon the producers’ needs. Subsequent capital investment is expected as the business and scale increases.

Three Rivers Midstream has signed a long-term fee-based dedicated gathering and processing agreement for our partner’s production in the area, including approximately 275,000 dedicated acres. Three Rivers Midstream plans to construct a 200 million cubic feet per day (MMcf/d) cryogenic gas processing plant and related facilities at a location to be determined. The initial plant is expected to be placed into service by second quarter 2015. The system is expected to be connected to two major proposed developments in Pennsylvania – our partner’s proposed ethylene cracker (feasibility study is in progress) in Beaver County and Williams’ joint project to develop the Bluegrass Pipeline system that would deliver Marcellus and Utica liquids to the Gulf Coast and export markets.

Marcellus Shale

In the second quarter of 2013, we completed an expansion to our natural gas gathering system, processing facilities, and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility, which added 200 MMcf/d of processing capacity. By the end of 2013, we expect to add fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 thousand barrels of oil per day (Mbbls/d). In the first quarter of 2014, we expect our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity. We also expect to finalize the construction of our first deethanizer with a capacity of 40 Mbbls/d and the associated 50-mile ethane line to Houston, Pennsylvania.

Atlantic-Gulf

Mid-South

The Mid-South expansion project involves an expansion of Transco’s mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. In August 2011, we received approval from the FERC for the project. We placed the first phase of the project into service in the third quarter of 2012, which increased capacity by 95 thousand dekatherms per day (Mdth/d). The second phase was placed into service in the second quarter of 2013, which increased capacity by an additional 130 Mdth/d.

Management’s Discussion and Analysis (Continued)

Gulfstar Partner

Effective April 1, 2013, we sold a 49 percent interest in Gulfstar One LLC (Gulfstar) to a third party for $187 million, representing their proportionate share of estimated capital expenditures to date for the construction of Gulfstar FPSTM, which is a proprietary floating production system and has been under construction since late 2011. It is supported by multiple agreements with two major producers to provide production handling, export pipeline, oil and gas gathering and gas processing services for the Tubular Bells field development located in the eastern deepwater Gulf of Mexico. The Gulfstar FPSTM will tie into our wholly owned oil and gas gathering and gas processing systems in the eastern Gulf of Mexico. Gulfstar FPSTM is expected to have an initial capacity of 60 Mbbls/d, up to 200 MMcf/d of natural gas and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. The project is expected to be in service in mid-2014.

Mid-Atlantic Connector

The Mid-Atlantic Connector Project involves an expansion of Transco’s mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. In July 2011, we received approval from the FERC for the project. We placed the project into service in the first quarter of 2013, and it increased capacity by 142 Mdth/d.

NGL & Petchem Services

Overland Pass Pipeline

Through our equity investment in OPPL, we completed the construction of a pipeline connection in the second quarter of 2013, which increased the pipeline’s capacity to 255 Mbbls/d. In addition, new volumes coming from the Bakken Shale in the Williston basin began to flow in April 2013.

Volume Impacts in 2013

Due to unfavorable ethane economics, we reduced our recoveries of ethane in our plants during most of the first six months of 2013, which resulted in 29 percent lower NGL production volumes and 48 percent lower NGL equity sales volumes in the first six months of 2013 compared to the same period of 2012. In addition, non-ethane production and sales volumes increased from first quarter 2013 levels with the third turbo-expander at Fort Beeler in the Ohio Valley Midstream area coming on line in early May 2013 and after severe winter weather conditions in the first quarter of 2013 prevented producers from delivering gas in the West.

Volatile Commodity Prices

NGL margins were approximately 48 percent lower in the first six months of 2013 compared to the same period of 2012 driven by reduced ethane recoveries, as previously mentioned coupled with lower NGL prices and higher natural gas prices. However, our average per-unit composite NGL margin in the first six months of 2013 has increased slightly compared to the same period of 2012 as the relative mix of NGL products produced has shifted to a greater proportion of higher-margin non-ethane products. Key factors in the NGL market weakness have been high propane inventories caused by the extremely warm winter and the effect of the propane oversupply on ethane inventories and pricing.

NGL margins are defined as NGL revenues less any applicable British thermal unit (Btu) replacement cost, plant fuel, and third-party transportation and fractionation. Per-unit NGL margins are calculated based on sales of our own

Management’s Discussion and Analysis (Continued)

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

As previously noted, we expect the financial impact of the Geismar Incident will be significantly mitigated by our insurance policies. However, the timing of recognizing recoveries under our business interruption policy, as well as the effect of the 60-day waiting period, will likely cause a significant negative impact to our 2013 results.

Management’s Discussion and Analysis (Continued)

In light of all of the above, our business plan for 2013 continues to reflect both significant capital investment and growth in distributions. Our planned capital investments for 2013 total approximately $3.7 billion which we expect to fund a significant portion through debt and equity issuances. We also expect an 8 percent to 9 percent growth in total 2013 distributions. We expect to maintain an attractive cost of capital and reliable access to capital markets, both of which will allow us to pursue development projects and acquisitions.

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

Commodity price changes

We expect ethane prices to remain at current levels, which will result in continued ethane rejection across much of our systems. We further expect that the combination of lower NGL prices and higher natural gas prices will result in overall total NGL margins being lower than the previous year. NGL price changes have historically tracked somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile, difficult to predict, and are often not highly correlated. NGL margins are highly dependent upon continued demand within the global economy. However, NGL products are currently the preferred feedstock for ethylene and propylene production, which has been shifting away from the more expensive crude-based feedstocks.

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

Management’s Discussion and Analysis (Continued)

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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the total abandonment costs, which will be capital in nature, will be approximately $95 million, which is expected to be spent through the first half of 2014. As of June 30, 2013, we have incurred approximately $76 million in cumulative abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns. Pursuant to our agreement in principle associated with our general rate case filing, we expensed $6 million in the second quarter of 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates. We have also recognized income of $12 million in the second quarter of 2013 related to insurance recoveries associated with this event that we consider probable of collection.

Filing of rate cases

On August 31, 2012, Transco filed a general rate case with the FERC principally designed to recover increased costs and to comply with the terms of the settlement in its prior proceeding. Transco has reached an agreement in principle with the participants that would resolve all issues in this proceeding without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement and subsequent approval by the FERC. Transco plans to file the formal stipulation and agreement with the FERC in the third quarter. The new rates became effective March 1, 2013 and will contribute to a modest increase in revenue in 2013.

During the first quarter of 2012, Northwest Pipeline filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than the formerly applicable rates, became effective January 1, 2013.

Expansion Projects

We expect to invest total capital in 2013 among our business segments as follows:

Expansion Capital
Segment:	(Millions)
Northeast G&P	$1,685
Atlantic-Gulf	$1,120

Management’s Discussion and Analysis (Continued)

West	$150
NGL & Petchem Services	$430

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

•

As previously discussed, we completed construction at our Fort Beeler facility in the Marcellus Shale, which added 200 MMcf/d of processing capacity in the second quarter of 2013. By the end of 2013, we expect to add fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 Mbbls/d. In the first quarter of 2014, we expect our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity. We also expect to finalize the construction of our first deethanizer with a capacity of 40 Mbbls/d and the associated 50-mile ethane line to Houston, Pennsylvania.

•

Expansions to Laurel Mountain’s gathering system infrastructure to increase the capacity to 800 MMcf/d by the end of 2015 through capital to be invested within this equity investment, also in the Marcellus Shale region.

•

Construction of the Blue Racer Midstream joint project, an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and Northwest Pennsylvania through capital to be invested within our Caiman Energy II equity investment.

Atlantic-Gulf

•

We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services, as previously discussed. Construction is under way and the project is expected to be in service in mid-2014.

•

Our equity investee which we operate, Discovery, plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The gas will be processed at Discovery’s Larose Plant and the NGLs will be fractionated at Discovery’s Paradis Fractionator. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. The pipeline is expected to be in service in the third quarter of 2014.

•

In July 2013, we filed an application with the FERC for an expansion of Transco’s Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. We plan to place the project into service in April 2015 and it is expected to increase capacity on the line by 225 Mdth/d.

•

In June 2013, we filed an application with the FERC for authorization to construct and operate the new jointly-owned Constitution Pipeline. As of May 2013, we own 41 percent of Constitution Pipeline with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution Pipeline. The new 120-mile Constitution Pipeline will connect our gathering system in

Management’s Discussion and Analysis (Continued)

Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in March 2015, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers.

•

In April 2013, we filed an application with the FERC for Transco’s Northeast Connector project to expand our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We plan to place the project into service during the second half of 2014, and expect to increase capacity by 100 Mdth/d.

•

In January 2013, we filed an application with the FERC for Transco’s Rockaway Delivery Lateral project to construct a three-mile offshore lateral to a distribution system in New York. We plan to place the project into service during the second half of 2014, with an expected capacity of 647 Mdth/d.

•

In December 2012, we filed an application with the FERC for Transco’s Virginia Southside project to expand our existing natural gas transmission system from New Jersey to a proposed power station in Virginia and a delivery point in North Carolina. We plan to place the project into service in September 2015, and expect to increase capacity by 270 Mdth/d.

•

In November 2012, we received approval from the FERC for Transco’s Northeast Supply Link project to expand our existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. We plan to place the project into service in November 2013, and expect to increase capacity by an additional 250 Mdth/d.

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

NGL & Petchem Services

•

As a result of the Geismar Incident, the expansion of our Geismar olefins production facility is expected to be completed when the Geismar plant returns to operation, which is expected to occur in April 2014. The expansion is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us and is expected to increase our share of the Geismar production facility from the current 83.3 percent.

Management’s Discussion and Analysis (Continued)

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended June 30,				Six months ended June 30,
	2013	2012	$ Change*	% Change*	2013	2012	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$715	$664	+51	+8%	$1,416	$1,337	+79	+6%
Product sales	1,012	1,153	-141	-12%	2,067	2,448	-381	-16%

Total revenues	1,727	1,817	-90	-5%	3,483	3,785	-302	-8%

Costs and expenses:
Product costs	810	907	+97	+11%	1,608	1,881	+273	+15%
Operating and maintenance expenses	279	264	-15	-6%	525	484	-41	-8%
Depreciation and amortization expenses	185	171	-14	-8%	375	330	-45	-14%
Selling, general, and administrative expenses	125	148	+23	+16%	248	274	+26	+9%
Other (income) expense – net	4	12	+8	+67%	7	18	+11	+61%

Total costs and expenses	1,403	1,502	+99	+7%	2,763	2,987	+224	+7%

Operating income	324	315			720	798
Equity earnings (losses)	35	27	+8	+30%	53	57	-4	-7%
Interest expense	(97)	(105)	+8	+8%	(193)	(212)	+19	+9%
Interest income	-	-	-	-	1	1	-	-
Other income (expense) – net	(5)	6	-11	NM	(3)	7	-10	NM

Net income	257	$243			578	$651
Less: Net income attributable to noncontrolling interests	1	-	-1	NM	1	-	-1	NM

Net income attributable to controlling interests	$256	$243			$577	$651

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Three months ended June 30, 2013 vs. three months ended June 30, 2012

The increase in service revenues is primarily due to higher fee revenues driven by higher gathering volumes from new well connections and the businesses acquired in the Caiman Acquisition, including contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and new rates effective during first-quarter 2013.

The decrease in product sales is primarily due to lower marketing revenues resulting from lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, NGL production revenues decreased due to lower volumes primarily driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices. Olefin production revenues also decreased primarily due to lower volumes, partially offset by higher per-unit sales prices.

Management’s Discussion and Analysis (Continued)

The decrease in product costs is primarily due to lower marketing purchases resulting from lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, olefin feedstock costs decreased reflecting lower sales volumes and lower average per-unit feedstock costs.

The increase in operating and maintenance expenses is primarily associated with the businesses acquired in 2012 at Northeast G&P and the subsequent growth in these operations.

The increase in depreciation and amortization expenses reflects a full quarter of depreciation expense in 2013 at Northeast G&P associated with the businesses acquired in 2012 and depreciation on subsequent infrastructure additions.

The decrease in selling, general, and administrative expenses (SG&A) is primarily due to the absence of acquisition and transition costs incurred in the second quarter of 2012 related to the Caiman Acquisition.

The favorable changes in other (income) expense – net within operating income primarily include $12 million of expected insurance recoveries considered probable of collection related to the abandonment of Eminence storage assets and $7 million lower project development costs. Partially offsetting these changes are a $6 million expense recognized in second-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.

The increase in operating income generally reflects increased fee revenues, higher olefin production margins, higher NGL marketing margins, and the favorable changes in other (income) expense – net as described above, substantially offset by lower NGL production margins and higher operating costs.

The favorable change in equity earnings (losses) is primarily due to higher equity earnings from Laurel Mountain driven by its higher operating results, partially offset by lower equity earnings from Aux Sable Liquid Products LP (Aux Sable) driven by lower NGL margins.

Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Northeast G&P and Atlantic-Gulf, partially offset by an increase in interest incurred primarily due to an increase in borrowings.

The unfavorable change in other income (expense) – net below operating income is primarily due to a $14 million charge associated with the impact of a Texas franchise tax law change in the second-quarter 2013.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

The increase in service revenues is primarily due to higher fee revenues driven by higher gathering volumes from new well connections and the businesses acquired in 2012. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and new rates effective during first-quarter 2013. Partially offsetting these increases are decreased gathering and processing fee revenues primarily in the Piceance basin due to severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas and resulted in lower production as well as a natural decline in production volumes.

The decrease in product sales is primarily due to lower marketing revenues resulting from lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, NGL production revenues decreased due to lower volumes primarily driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices. Olefin production revenues also decreased primarily due to lower volumes, partially offset by higher per-unit sales prices.

The decrease in product costs is primarily due to lower marketing purchases resulting from lower NGL volumes and prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, olefin feedstock costs decreased reflecting lower average per-unit feedstock costs and lower sales volumes. Costs

Management’s Discussion and Analysis (Continued)

associated with the production of NGLs also decreased primarily resulting from lower volumes, partially offset by an increase in average natural gas prices.

The increase in operating and maintenance expenses is primarily associated with the businesses acquired in 2012 at Northeast G&P and the subsequent growth in these operations.

The increase in depreciation and amortization expenses reflects a full six months of depreciation expense in 2013 at Northeast G&P associated with the businesses acquired in 2012 and depreciation on subsequent infrastructure additions.

The decrease in SG&A is primarily due to the absence of acquisition and transition costs incurred in the second quarter of 2012 related to the Caiman Acquisition.

The favorable change in other (income) expense – net within operating income primarily include $13 million lower project development costs and $12 million of expected insurance recoveries considered probable of collection related to the abandonment of Eminence storage assets. Partially offsetting these changes are a $6 million expense recognized in second-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.

The decrease in operating income generally reflects lower NGL production margins and higher operating costs, partially offset by increased fee revenues, higher olefin production margins, higher NGL marketing margins, and the favorable changes in other (income) expense – net as described above.

The unfavorable changes in equity earnings (losses) are primarily due to lower equity earnings from Discovery and Aux Sable, both driven by lower NGL margins, partially offset by higher equity earnings from Laurel Mountain driven by its higher operating results.

Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Northeast G&P and Atlantic-Gulf, partially offset by an increase in interest incurred primarily due to an increase in borrowings.

The unfavorable change in other income (expense) – net below operating income is primarily due to a $14 million charge associated with the impact of a Texas franchise tax law change in the second-quarter 2013.

Period-Over-Period Operating Results – Segments

Northeast G&P

	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012
	(Millions)
Service revenues	$78	$37	$141	$61
Product sales	35	-	55	-

Segment revenues	113	37	196	61

Product costs	33	-	53	-
Depreciation and amortization expenses	32	17	61	22
Other segment costs and expenses	43	34	83	46
Equity (earnings) losses	(7)	6	(4)	9

Segment profit (loss)	$12	$(20)	$3	$(16)

Management’s Discussion and Analysis (Continued)

Our Northeast G&P segment includes our Susquehanna Supply Hub (primarily resulting from the acquisition of certain assets in 2010 and the Laser Acquisition in February 2012), our Ohio Valley Midstream business (primarily resulting from the Caiman Acquisition in April 2012), and our equity-method investments in Laurel Mountain and Caiman Energy II.

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Service revenues increased due to higher gathering volumes driven by new well connections and a full quarter of operations from the Caiman Acquisition, including contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013.

Product sales in 2013 represent new NGL marketing revenues attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as product costs.

Depreciation and amortization expenses reflect a full quarter of depreciation expense in 2013 associated with the acquired businesses and depreciation on subsequent infrastructure additions.

Other segment costs and expenses increased primarily due to higher expenses associated with the acquired businesses and the subsequent growth in these operations. This increase includes approximately $8 million in higher employee-related costs, as well as increases in other operating costs including outside services, operating taxes, materials and supplies, and compression rental. Selling, general, and administrative expenses decreased primarily due to the absence of acquisition and transition costs incurred in the second quarter of 2012 related to the Caiman Acquisition.

Equity earnings increased primarily due to higher Laurel Mountain equity earnings primarily driven by 80 percent higher gathering volumes and the receipt of an annual minimum volume commitment fee.

The favorable change in segment profit (loss) is primarily due to an increase in fee revenues in the Susquehanna Supply Hub and Ohio Valley Midstream businesses and higher Laurel Mountain equity earnings. These increases are partially offset by higher costs in the Ohio Valley Midstream business in advance of the benefit of associated revenues as we continue to invest in these operations for future growth, partially offset by the absence of acquisition and transition costs incurred in the second quarter of 2012.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Service revenues increased due to higher gathering volumes driven by new well connections and a full six months of operations from the acquired businesses.

Product sales in 2013 represent new NGL marketing revenues attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as product costs.

Depreciation and amortization expenses reflect a full six months of depreciation expense in 2013 associated with the acquired businesses and depreciation on subsequent infrastructure additions.

Other segment costs and expenses increased primarily due to higher expenses associated with the acquired businesses and the subsequent growth in these operations. This increase includes approximately $15 million in higher employee-related costs, as well as increases in other operating costs including outside services, materials and supplies, operating taxes and compression rental. Selling, general, and administrative expenses decreased primarily due to the absence of acquisition and transition costs incurred in the second quarter of 2012 related to the Caiman Acquisition.

Management’s Discussion and Analysis (Continued)

Equity earnings increased primarily due to higher Laurel Mountain equity earnings driven primarily by 81 percent higher gathering volumes and the receipt of an annual minimum volume commitment fee in the second quarter of 2013.

The favorable change in segment profit (loss) is primarily due to an increase in fee revenues in the Susquehanna Supply Hub and Ohio Valley Midstream businesses and higher Laurel Mountain equity earnings. These increases are partially offset by higher costs in advance of the benefit of associated revenues as we continue to invest in these operations for future growth, partially offset by the absence of acquisition and transition costs incurred in the second quarter of 2012.

Atlantic-Gulf

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)
Service revenues	$353	$339	$711	$693
Product sales	249	284	480	574

Segment revenues	602	623	1,191	1,267

Product costs	229	256	437	513
Depreciation and amortization expenses	87	92	180	184
Other segment costs and expenses	154	168	299	322
Equity (earnings) losses	(20)	(20)	(36)	(44)

Segment profit	$152	$127	$311	$292

NGL margin	$19	$26	$41	$60

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Service revenues increased primarily due to a $22 million increase in natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2012 and 2013 and to the implementation of new rates for Transco in March 2013, partially offset by $8 million lower production handling and crude transportation fees from our Devils Tower deep-water platform in the Eastern Gulf Coast driven by a natural decline in production volumes.

Product sales decreased primarily due to:

•

A $58 million decrease in marketing revenues reflecting a $68 million decrease in crude marketing revenues due primarily to lower crude volumes, partially offset by a $10 million increase in NGL marketing revenues primarily due to higher non-ethane volumes (offset in product costs).

•

A $6 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $6 million associated with an overall decrease in average realized NGL per-unit sales prices. Average ethane and non-ethane per-unit prices decreased by 31 percent and 18 percent, respectively.

•

A $29 million increase in other product sales primarily due to higher system management gas sales from Transco. System management gas sales are offset in product costs and, therefore, have no impact on segment profit.

Product costs decreased primarily due to:

Management’s Discussion and Analysis (Continued)

•	A $58 million decrease in marketing purchases reflecting a $68 million decrease in crude marketing purchases, partially offset by an increase in NGL marketing purchases (offset in product sales).

•	A $26 million increase in other product costs primarily due to higher system management gas costs (offset in product sales).

Other segment costs and expenses decreased primarily due to expected insurance recoveries considered probable of collection recognized by Transco in 2013 related to the abandonment of certain of its Eminence storage assets as well as lower project development costs and pipeline maintenance expenses. These decreases are partially offset by expense recognized in second-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates and the absence of gains on the sale of equipment in the second quarter of 2012.

Segment profit increased primarily due to higher service revenues, expected insurance recoveries recognized related to the abandonment of the Eminence storage assets as well as lower project development costs and pipeline maintenance expenses, partially offset by lower NGL margins, expense recognized in second-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates, and the absence of gains on equipment sales, as previously discussed.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Service revenues increased primarily due to a $30 million increase in natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2012 and 2013 and to the implementation of new rates for Transco in March 2013, partially offset by $11 million lower production handling and crude transportation fees from our Devils Tower deep-water platform in the Eastern Gulf Coast driven by a natural decline in production volumes.

Product sales decreased primarily due to:

•	A $121 million decrease in crude and NGL marketing revenues due primarily to lower crude volumes and lower NGL prices, partially offset by higher non-ethane volumes (offset in product costs).

•

An $18 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $16 million associated with an overall decrease in average realized NGL per-unit sales prices. Average ethane and non-ethane per-unit prices decreased by 55 percent and 20 percent, respectively. Equity NGL sales volumes are 23 percent lower driven by 57 percent lower ethane volumes due primarily to lower ethane recoveries, as previously mentioned, partially offset by 8 percent higher non-ethane volumes due primarily to a higher concentration of liquid-rich gas processed from deliveries on our Perdido Norte pipeline.

•

A $44 million increase in other product sales primarily due to higher system management gas sales from Transco. System management gas sales are offset in product costs and, therefore, have no impact on segment profit.

Product costs decreased primarily due to:

•	A $121 million decrease in crude and NGL marketing purchases (offset in product sales).

•	A $41 million increase in other product costs primarily due to higher system management gas costs (offset in product sales).

Other segment costs and expenses decreased primarily due to lower project development costs, expected insurance recoveries considered probable of collection recognized by Transco in 2013 related to the abandonment of certain of its Eminence storage assets, and lower pipeline maintenance expenses. These decreases are partially offset by expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that is not expected to be recovered in rates.

Equity earnings decreased primarily due to lower equity earnings from Discovery driven by lower NGL margins.

Management’s Discussion and Analysis (Continued)

Segment profit increased primarily due to higher service revenues, lower project development costs, expected insurance recoveries recognized related to the abandonment of the Eminence storage assets, and lower pipeline maintenance expenses, partially offset by lower NGL margins reflecting lower average NGL prices and lower equity earnings.

West

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)
Service revenues	$260	$265	$518	$537
Product sales	191	271	390	622

Segment revenues	451	536	908	1,159

Product costs	99	103	193	238
Depreciation and amortization expenses	58	57	119	115
Other segment costs and expenses	132	137	248	256

Segment profit	$162	$239	$348	$550

NGL margin	$86	$163	$184	$371

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Product sales decreased primarily due to:

•

A $73 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $48 million due to reduced ethane recoveries, as previously mentioned, which decreased equity ethane sales volumes by 79 percent, and a $25 million decrease associated with lower average realized per-unit sales prices.

•	A $7 million decrease in NGL marketing revenues due primarily to lower ethane volumes (offset in product costs).

Product costs decreased primarily due to:

•	A $7 million decrease in NGL marketing purchases (offset in product sales).

•

A $4 million increase in costs associated with our equity NGLs reflecting an increase of $21 million associated with 66 percent higher average natural gas prices, partially offset by a $17 million decrease related to lower volumes.

Segment profit decreased primarily due to $77 million lower NGL margins reflecting lower NGL volumes, lower average NGL prices, and higher natural gas prices.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Service revenues decreased primarily due to a $31 million decrease in gathering and processing fee revenues primarily due to severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas and a natural decline in production volumes, primarily in the Piceance basin. This decrease was partially offset by a $16 million increase in natural gas transportation fee revenues at Northwest Pipeline related to new rates effective January 1, 2013.

Product sales decreased primarily due to:

Management’s Discussion and Analysis (Continued)

•

A $204 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $141 million due to lower volumes and a $63 million decrease associated with 16 percent lower average realized non-ethane per-unit sales prices and 53 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 85 percent lower driven by reduced ethane recoveries, as previously mentioned, and equity non-ethane volumes are 7 percent lower due primarily to periods of local severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas and a change in a customer’s contract from percent-of-liquids to fee-based processing.

•	A $29 million decrease in NGL marketing revenues due primarily to lower ethane volumes (offset in product costs).

Product costs decreased primarily due to:

•	A $29 million decrease in NGL marketing purchases (offset in product sales).

•

A $17 million decrease in costs associated with our equity NGLs primarily reflecting a $44 million decrease due to lower volumes, partially offset by a $27 million increase related to a 40 percent increase in average natural gas prices.

Segment profit decreased primarily due to $187 million lower NGL margins reflecting lower NGL volumes, lower average NGL prices, and higher average natural gas prices, as well as the decrease in gathering and processing fee revenues, partially offset by increased natural gas transportation revenues.

NGL & Petchem Services

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Millions)
Service revenues	$28	$24	$54	$48
Product sales	829	1,010	1,711	2,171

Segment revenues	857	1,034	1,765	2,219

Product costs	743	961	1,502	2,052
Depreciation and amortization expenses	8	5	15	9
Other segment costs and expenses	37	36	64	64
Equity (earnings) losses	(8)	(13)	(13)	(22)

Segment profit	$77	$45	$197	$116

Olefins margin	$88	$70	$206	$144
Marketing margin	$(6)	$(24)	$-	$(31)

Three months ended June 30, 2013 vs. three months ended June 30, 2012

Product sales decreased primarily due to:

•

A $171 million decrease in marketing revenues due primarily to lower NGL volumes and prices, partially offset by higher natural gas volumes and prices. These changes are more than offset in product costs.

•	A $10 million decrease in olefin sales primarily due to $25 million lower volumes, partially offset by $15

Management’s Discussion and Analysis (Continued)

million higher per-unit sales prices. Ethylene and propylene volumes are lower primarily due to the loss of production as a result of the Geismar Incident, as previously discussed, and to a reduction in third-party refinery grade propylene feedstock to the RGP splitter. Ethylene prices averaged 25 percent higher, partially offset by 39 percent lower butadiene prices.

Product costs decreased primarily due to:

•	A $189 million decrease in NGL and natural gas marketing purchases (substantially offset in product sales).

•

A $28 million decrease in feedstock costs due primarily to $16 million of lower volumes, primarily 15 percent lower ethylene and 13 percent lower propylene volumes primarily due to the loss of production as a result of the Geismar Incident and to a reduction in third-party refinery grade propylene feedstock to the RGP splitter, and $12 million lower feedstock prices, reflecting 15 percent lower average per-unit ethylene feedstock prices.

Equity earnings decreased primarily due to lower equity earnings from Aux Sable driven by lower NGL margins.

Segment profit increased primarily due to higher olefin product and marketing margins, partially offset by lower equity earnings. Olefin product margins are $18 million higher including $20 million higher ethylene product margins primarily due to 25 percent higher per-unit ethylene prices and 15 percent lower average per-unit feedstock prices, partially offset by 15 percent lower volumes sold. Marketing margins are $18 million higher primarily due to the absence of losses in the second quarter of 2012 which were driven by significant declines in NGL prices while product was in transit.

Six months ended June 30, 2013 vs. Six months ended June 30, 2012

Product sales decreased primarily due to:

•

A $438 million decrease in marketing revenues due primarily to lower NGL volumes and prices, partially offset by higher natural gas volumes and prices. These changes are more than offset in product costs.

•

An $18 million decrease in olefin sales primarily due to $45 million lower volumes, partially offset by $27 million higher per-unit sales prices. Ethylene and propylene volumes are lower primarily due to the loss of production as a result of the Geismar Incident, a reduction in third-party refinery grade propylene feedstock to the RGP splitter, and changes in inventory management. Ethylene prices averaged 18 percent higher, partially offset by 38 percent lower butadiene prices.

Product costs decreased primarily due to:

•	A $469 million decrease in NGL and natural gas marketing purchases (substantially offset in product sales).

•

An $80 million decrease in feedstock costs due primarily to $51 million lower feedstock costs, reflecting 34 percent lower average per-unit ethylene feedstock prices and $29 million of lower volumes, primarily due to the loss of production as a result of the Geismar Incident.

Equity earnings decreased primarily due to lower equity earnings from Aux Sable driven by lower NGL margins.

Segment profit increased primarily due to higher olefin product margins and higher marketing margins, partially offset by lower equity earnings. Olefin margins are $62 million higher including $59 million higher ethylene product margins primarily due to 34 percent lower average per-unit feedstock prices and 18 percent higher per-unit

Management’s Discussion and Analysis (Continued)

ethylene prices, partially offset by 14 percent lower volumes sold. In addition, marketing margins are $31 million higher primarily due to the absence of losses recognized in the second quarter of 2012 which were driven by significant declines in NGL prices while product was in transit.

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

We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions, and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2013:

•

We increased our per-unit quarterly distribution with respect to the second quarter of 2013 from $0.8475 to $0.8625. We expect to increase quarterly limited partner cash distributions in total by approximately 8 percent to 9 percent in 2013 and 6 percent to 8 percent in 2014 and 2015.

•

In May 2013, Williams agreed to waive incentive distributions of up to $200 million over the next four quarters to support our cash distribution metrics as our large platform of growth projects moves toward completion. We expect to begin realizing the benefit of the waived incentive distributions beginning with our distribution with respect to the third quarter.

•

We expect to fund working capital requirements, capital and investment expenditures, debt service payments, and distributions to unitholders primarily through cash flow from operations, cash and cash equivalents on hand, issuances of debt and/or equity securities, and utilization of our revolver and/or commercial paper program. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.825 billion and $1.85 billion in 2013. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Liquidity

Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2013. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity method investees;

•	Cash proceeds from issuances of debt and/or equity securities;

•	Use of our revolver and/or commercial paper program.

We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Contributions to our equity method investees to fund their expansion capital expenditures;

Management’s Discussion and Analysis (Continued)

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and/or general partner.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Sustained reductions in energy commodity prices and margins from the range of current expectations;

•	Significant physical damage to facilities, especially damage to offshore facilities by named windstorms;

•	Unexpected significant increases in capital expenditures or delays in capital project execution.

As of June 30, 2013, we had a working capital deficit (current liabilities, inclusive of commercial paper borrowings, in excess of current assets) of $1.2 billion. However, we note the following about our available liquidity.

Available Liquidity	June 30, 2013
(Millions)
Cash and cash equivalents	$118
Capacity available under our $2.4 billion five-year revolver (expires June 3, 2016), less amounts outstanding under the $2 billion commercial paper program (1)	1,690

$1,808

(1)

The full amount of the revolver is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $400 million. Transco and Northwest Pipeline are each able to borrow up to $400 million under the revolver to the extent not otherwise utilized by the other co-borrowers. At June 30, 2013, we are in compliance with the financial covenants associated with this revolver and commercial paper program. In managing our available liquidity, we do not expect a maximum outstanding amount under this commercial paper program in excess of the capacity available under our revolver.

On July 31, 2013, we amended our $2.4 billion revolver to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The amended revolver may, under certain conditions, be increased by up to an additional $500 million. Additionally, Transco and Northwest Pipeline are each able to borrow up to $500 million under the amended revolver to the extent not otherwise utilized by other co-borrowers.

Commercial Paper

In March 2013, we initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership

Management’s Discussion and Analysis (Continued)

purposes, including funding capital expenditures, working capital, and partnership distributions. At June 30, 2013, we had $710 million in commercial paper outstanding.

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

Shelf Registration

In April 2013, we filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. As of June 30, 2013, no common units have been issued under this registration.

Equity Offering

In March 2013, we completed an equity issuance of 14,250,000 common units, including 3,000,000 common units sold to Williams in a private placement. Subsequently, the underwriters exercised their option to purchase 1,687,500 common units. The net proceeds of approximately $760 million were used to repay amounts outstanding under our revolver.

Credit Ratings

The table below presents our current credit ratings and outlook on our senior unsecured long-term debt.

Rating Agency	Outlook	Senior Unsecured Debt Rating

Standard & Poor’s	Stable	BBB

Moody’s Investors Service	Stable	Baa2

Fitch Ratings	Positive	BBB-

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

Management’s Discussion and Analysis (Continued)

Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of June 30, 2013, we estimate that a downgrade to a rating below investment grade could require us to post up to $292 million in additional collateral with third parties.

Capital and Investment Expenditures

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

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity method investments for 2013. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	Maintenance		Expansion		Total
Segment	2013 Estimate	Six Months Ended June 30, 2013	2013 Estimate	Six Months Ended June 30, 2013	2013 Estimate	Six Months Ended June 30, 2013
	(Millions)
Northeast G&P	$10	$4	$1,685	$715	$1,695	$719
Atlantic-Gulf	170	67	1,120	460	1,290	527
West	135	36	150	73	285	109
NGL & Petchem Services	20	8	430	125	450	133
Other	-	3	-	-	-	3

Total	$335	$118	$3,385	$1,373	$3,720	$1,491

Cash Distributions to Unitholders

We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased our quarterly distribution from $0.8475 with respect to the first quarter of 2013 to $0.8625 per unit, which resulted in a second quarter 2013 distribution of approximately $489 million that will be paid on August 9, 2013, to the general and limited partners of record at the close of business on August 2, 2013. (See Note 3 of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash

	Six months ended June 30,
	2013	2012
	(Millions)
Net cash provided (used) by:
Operating activities	$1,109	$1,056
Financing activities	467	1,778
Investing activities	(1,478)	(2,963)

Increase (decrease) in cash and cash equivalents	$98	$(129)

Operating activities

The increase in net cash provided by operating activities is primarily due to net favorable changes in working capital.

Financing activities

Significant transactions include:

•	$1.7 billion in 2013 and $500 million in 2012 received from revolver borrowings;

•	$2.1 billion in 2013 and $155 million in 2012 paid on revolver borrowings;

•	$710 million net proceeds received in 2013 from commercial paper issuances;

•	$760 million received from our equity offering in 2013, including $143 million received from Williams, which was used to repay revolver borrowings;

•	$915 million and $673 million related to quarterly cash distributions paid to limited partner unitholders and our general partner in 2013 and 2012, respectively;

•	$251 million received in contributions from noncontrolling interests in 2013;

•

$1.1 billion received from our equity offerings in 2012 which was used to fund a portion of the cash purchase price of the Caiman Acquisition, for capital expenditures and for general partnership purposes;

•	$1 billion received from Williams in 2012 for common units issued, used for the funding of a portion of the cash purchase price of the Caiman Acquisition.

Investing activities

Significant transactions include:

•	Capital expenditures of $1.3 billion and $784 million for 2013 and 2012, respectively;

•	$1.72 billion paid, net of purchase price adjustments, for the Caiman Acquisition in 2012;

•	$325 million paid, net of cash acquired in the transaction, for entities acquired in the Laser Acquisition in 2012.

Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments

We have various other guarantees and commitments which are disclosed in Note 8 and Note 9 of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2013.

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

Second-Quarter 2013 Changes in Internal Controls

There have been no changes during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

The New Mexico Environment Department’s Air Quality Bureau (NMED) issued a Notice of Violation to Williams Four Corners LLC (Four Corners) on October 23, 2012, as revised on February 7, 2013, for the El Cedro Gas Treating Plant related to the plant’s use of a standby generator and the timing of periodic testing. Settlement negotiations with the NMED to resolve the alleged violations are ongoing, with the NMED offering on April 5, 2013, to settle for $162,711.

On January 18, 2013, the NMED issued a Notice of Violation to Four Corners relating to permitting issues for condensate storage tanks at the La Jara Compressor Station. Four Corners has been in discussions with the NMED about such permitting issues since early 2011. Settlement negotiations to resolve the issues are ongoing, with the NMED offering on April 18, 2013, to settle for $129,978.

On February 12, 2013, the NMED issued a Notice of Violation to Four Corners related to the alleged modification of turbine units and a separator tank and alleged failure to conduct performance tests on certain facilities at the La Jara Compressor Station. Four Corners has been in discussions with the NMED since 2012 regarding the separator tank and other permitting issues. Settlement negotiations to resolve the issues are ongoing, with the NMED offering on June 10, 2013 to settle for $1,336,564.

Other

The additional information called for by this item is provided in Note 9 of Notes to Consolidated Financial Statements included under Part I, Item  1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:

The time required to return our Geismar olefins plant to operation following the explosion and fire at the facility on June 13, 2013 and the extent and timing of costs and insurance recoveries related to the incident could be materially different than we anticipate and could cause our financial results and levels of cash distributions to be materially different than we project.

Our projections of financial results and expected levels of cash distributions are based on numerous assumptions and estimates, including but not limited to the time required to return our Geismar, Louisiana olefins plant to operation and complete the expansion project at the facility following the explosion and fire at the plant on June 13, 2013 and the extent and timing of costs and insurance recoveries related to the incident. Our financial results and levels of cash distributions could be materially different than we project if our assumptions and estimates related to the incident are materially different than actual outcomes.

Item 5. Other Information

Entry Into a Material Definitive Agreement & Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

First Amended & Restated Credit Agreement

On July 31, 2013, Williams Partners L.P. (“WPZ”), Northwest Pipeline LLC (“Northwest”) and Transcontinental Gas Pipe Line Company, LLC (“Transco” and, together with WPZ and Northwest, collectively the “Borrowers”) entered into a First Amended & Restated Credit Agreement (the “Restated Credit Agreement”), with Citibank, N.A. (“Citi”), as administrative agent, and the lenders named therein. The Restated Credit Agreement amends and restates that certain Credit Agreement, dated as of June 3, 2011 (as amended prior to July 31, 2013, the “Existing Credit Agreement”), among the Borrowers, Citi, as administrative agent and the lenders named therein.

Capitalized terms used in this Item 5 and not otherwise defined herein have the meaning given to them in the Restated Credit Agreement.

The Restated Credit Agreement increases the Aggregate Commitments available to the Borrowers by $100 million (the “Incremental Commitments”) and extends the Maturity Date to July 31, 2018. Additionally, the Restated Credit Agreement lowers, in certain cases, the applicable margin and commitment fees payable by each Borrower based on such Borrower’s senior unsecured debt ratings. The Incremental Commitments are increased Commitments from lenders named in the Existing Credit Agreement as well as a new Commitment from an institution party to the Restated Credit Agreement. After giving effect to the Restated Credit Amendment, the Borrowers may borrow, in the aggregate, up to $2.5 billion under the Restated Credit Agreement. Northwest and Transco are each subject to a $500 million borrowing sublimit. In addition, WPZ may request an increase of up to an additional $500 million in Commitments from either new lenders or increased Commitments from existing lenders named in the Restated Credit Agreement. However, at no time may the Aggregate Commitments under the Restated Credit Agreement exceed $3.0 billion.

The foregoing description of the Restated Credit Amendment does not purport to be complete and is qualified in its entirety by reference to the Restated Credit Amendment, a copy of which is attached as Exhibit 10 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 by reference.

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

*Exhibit 10	—

First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent.

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

July 31, 2013

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

*Exhibit 10	—

First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent.

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

**Exhibit 32	—	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101.INS	—	XBRL Instance Document

*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema

*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase

Exhibit No.		Description

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.