Form 10-Q
period 2013-09-30
Williams Partners L.P.
filed 2013-10-31
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 438,625,699 common units outstanding as of October 30, 2013.

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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “assumes,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “guidance,” “outlook,” “in service date” or other similar expressions. These statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of cash distributions to unitholders;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply and demand; and

•	Demand for our services.
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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$731	$668	$2,147	$2,005
Product sales	855	1,049	2,922	3,497
Total revenues	1,586	1,717	5,069	5,502
Costs and expenses:
Product costs	718	781	2,326	2,662
Operating and maintenance expenses	245	252	770	736
Depreciation and amortization expenses	190	185	565	515
Selling, general, and administrative expenses	122	134	370	408
Other (income) expense – net	(26)	10	(19)	28
Total costs and expenses	1,249	1,362	4,012	4,349
Operating income	337	355	1,057	1,153
Equity earnings (losses)	31	30	84	87
Interest incurred	(111)	(109)	(337)	(329)
Interest capitalized	17	8	50	16
Interest income	—	1	1	2
Other income (expense) – net	6	5	3	12
Net income	280	290	858	941
Less: Net income attributable to noncontrolling interests	1	—	2	—
Net income attributable to controlling interests	$279	$290	$856	$941
Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$279	$290	$856	$941
Allocation of net income to general partner	55	157	300	457
Allocation of net income to common units	$224	$133	$556	$484
Basic and diluted net income per common unit	$.52	$.38	$1.34	$1.47
Weighted average number of common units outstanding (thousands)	428,682	350,519	414,949	328,649
Cash distributions per common unit	$.8775	$.8075	$2.5875	$2.3775
Other comprehensive income (loss):
Net unrealized gain (loss) from derivative instruments	$1	$(11)	$2	$34
Reclassifications into earnings of net derivative instruments (gain) loss	—	(14)	—	(20)
Other comprehensive income (loss)	1	(25)	2	14
Comprehensive income	281	265	860	955
Less: Comprehensive income attributable to noncontrolling interests	1	—	2	—
Comprehensive income attributable to controlling interests	$280	$265	$858	$955

See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2013	December 31, 2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$64	$20
Trade accounts and notes receivable	472	562
Inventories	225	173
Regulatory assets	32	39
Other current assets	71	56
Total current assets	864	850
Investments	2,113	1,800
Property, plant, and equipment, at cost	23,021	21,062
Accumulated depreciation	(7,147)	(6,775)
Property, plant, and equipment – net	15,874	14,287
Goodwill	646	649
Other intangibles	1,657	1,702
Regulatory assets, deferred charges, and other	479	421
Total assets	$21,633	$19,709
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$887	$851
Affiliate	88	117
Accrued interest	108	110
Asset retirement obligations	56	68
Other accrued liabilities	309	203
Commercial paper	371	—
Total current liabilities	1,819	1,349
Long-term debt	8,063	8,437
Asset retirement obligations	504	508
Regulatory liabilities, deferred income, and other	559	518
Contingent liabilities (Note 9)
Equity:
Partners’ equity:
Common units (438,625,699 units outstanding at September 30, 2013 and 397,963,199 units outstanding at December 31, 2012)	11,823	10,372
General partner	(1,451)	(1,487)
Accumulated other comprehensive income (loss)	—	(2)
Total partners’ equity	10,372	8,883
Noncontrolling interests in consolidated subsidiaries	316	14
Total equity	10,688	8,897
Total liabilities and equity	$21,633	$19,709

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Common Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2012	$10,372	$(1,487)	$(2)	$14	$8,897
Net income	503	353	—	2	858
Other comprehensive income (loss)	—	—	2	—	2
Cash distributions (Note 3)	(1,037)	(367)	—	—	(1,404)
Sales of common units	1,962	—	—	—	1,962
Contributions from general partner	—	75	—	—	75
Contributions from noncontrolling interests	—	—	—	300	300
Other	23	(25)	—	—	(2)
Balance – September 30, 2013	$11,823	$(1,451)	$—	$316	$10,688

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
	(Millions)
OPERATING ACTIVITIES:
Net income	$858	$941
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	565	515
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	97	31
Inventories	(50)	26
Other current assets and deferred charges	9	24
Accounts payable	(45)	(135)
Accrued liabilities	101	(5)
Affiliate accounts receivable and payable – net	(30)	18
Other, including changes in noncurrent assets and liabilities	86	61
Net cash provided by operating activities	1,591	1,476
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	370	—
Proceeds from long-term debt	1,705	2,109
Payments of long-term debt	(2,080)	(1,285)
Proceeds from sales of common units	1,962	2,559
General partner contributions	50	88
Distributions to limited partners and general partner	(1,404)	(1,046)
Contributions from noncontrolling interests	300	4
Other – net	(6)	—
Net cash provided by financing activities	897	2,429
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(2,117)	(1,449)
Net proceeds from dispositions	1	22
Purchases of businesses	—	(2,049)
Purchase of business from affiliates	25	—
Purchases of and contributions to equity method investments	(344)	(282)
Other – net	(9)	58
Net cash used by investing activities	(2,444)	(3,700)
Increase (decrease) in cash and cash equivalents	44	205
Cash and cash equivalents at beginning of period	20	163
Cash and cash equivalents at end of period	$64	$368

See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 13, 2013 (2012 Annual Financial Statements). The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of September 30, 2013, Williams owns an approximate 62 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC, an operating limited liability company (wholly owned by us).
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
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain Midstream, LLC (Laurel Mountain) and a 47.5 percent equity investment in Caiman Energy II, LLC (Caiman II).
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
Other
As disclosed in our 2012 Annual Financial Statements, we acquired an entity in November 2012 that holds an 83.3 percent undivided interest in an olefins-production facility in Geismar, Louisiana, and associated assets from Williams. The acquired entity was an affiliate of Williams at the time of the acquisition; therefore, the acquisition was accounted for as a common control transaction, similar to a pooling of interests, whereby the assets and liabilities of the acquired entity were combined with ours at their historical amounts. As a result, prior period financial statement amounts and disclosures have been recast for this transaction. The effect of recasting our financial statements to account for this transaction increased net income $53 million and $163 million for the three and nine months ended September 30, 2012, respectively. This acquisition does not impact historical earnings per common unit as pre-acquisition earnings were allocated to our general partner. In first-quarter 2013, we received $25 million in cash from Williams and Williams waived $4 million in payments on its IDRs with respect to our May 2013 distribution related to a working capital adjustment associated with the acquisition.
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
Proposed acquisition
On October 30, 2013, we announced our intent to pursue an agreement to acquire certain of Williams’ Canadian operations, including an oil sands offgas processing plant near Fort McMurray, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, and the Boreal pipeline.  The transaction is subject to execution of an agreement, review and recommendation by the Conflicts Committee of our general partner, and approval of both our and Williams’ Board of Directors.
Note 2 – Variable Interest Entities

Consolidated VIEs
We consolidate variable interest entities (VIEs) of which we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. As of September 30, 2013, we consolidate the following VIEs:
Gulfstar
During the second quarter of 2013, a third party contributed $187 million to Gulfstar One LLC (Gulfstar) in exchange for a 49 percent ownership interest in Gulfstar. This contribution was based on 49 percent of our estimated cumulative net investment to date. The $187 million was then distributed to us. Following this transaction, we own a 51 percent interest in Gulfstar, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar’s economic performance. We, as construction agent for Gulfstar, are designing, constructing, and installing a proprietary floating-production system, Gulfstar FPS™, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. The project is expected to be in service in mid-2014. We have received certain advance payments from the producer customers and are committed to the producer customers to construct this system. The current estimate of the total remaining construction costs is less than $400 million, which will be funded with capital contributions from us and the

Notes (Continued)

other equity partner, proportional to ownership interest. The producer customers will be responsible for the firm price of building the facilities if they do not develop the offshore oil and gas fields to be connected to Gulfstar.
Constitution
During the second quarter of 2013, a third party contributed $4 million to Constitution in exchange for a 10 percent ownership interest in Constitution. This contribution was based on 10 percent of Constitution’s contributed capital to date. The $4 million was then distributed to us. Following this transaction, we own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction agent for Constitution, are building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. We plan to place the project in service in March 2015 and estimate the total remaining construction costs of the project to be less than $625 million, which will be funded with capital contributions from us and the other equity partners, proportional to ownership interest.

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of these VIEs, which are joint projects in the development and construction phase:

	September 30, 2013	December 31, 2012	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$33	$8	Cash and cash equivalents
Construction in progress	850	556	Property, plant, and equipment, at cost
Accounts payable	(110)	(128)	Accounts payable - trade
Construction retainage	(2)	—	Other accrued liabilities
Deferred revenue associated with customer advance payments	(110)	(109)	Regulatory liabilities, deferred income, and other

Nonconsolidated VIEs
We have also identified certain interests in VIEs where we are not the primary beneficiary. These include:
Laurel Mountain
Our 51 percent-owned equity-method investment in Laurel Mountain is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. As decisions about the activities that most significantly impact the economic performance of this entity require a unanimous vote of all members, we are not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of this investment, which was $492 million at September 30, 2013.
Caiman II
Our 47.5 percent-owned equity-method investment in Caiman II has been determined to be a VIE because it has insufficient equity to finance activities during the construction stage of the Blue Racer Midstream joint project, which is an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale primarily in Ohio and northwest Pennsylvania. We are not the primary beneficiary because we do not have the power to direct the activities of Caiman II that most significantly impact its economic performance. Our maximum exposure to loss is limited to the $380 million of total contributions that we have committed to make. At September 30, 2013, the carrying value of our investment in Caiman II was $257 million, which substantially reflects our contributions to date.

Notes (Continued)

Note 3 – Allocation of Net Income and Distributions
The allocation of net income between our general partner and limited partners is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Allocation of net income to general partner:
Net income	$280	$290	$858	$941
Net income applicable to pre-partnership operations allocated to general partner	—	(53)	—	(163)
Net income applicable to noncontrolling interests	(1)	—	(2)	—
Net costs charged directly to general partner	1	1	1	1
Income subject to 2% allocation of general partner interest	280	238	857	779
General partner’s share of net income	2%	2%	2%	2%
General partner’s allocated share of net income before items directly allocable to general partner interest	6	5	17	16
Incentive distributions paid to general partner (a)	121	92	337	256
Net costs charged directly to general partner	(1)	(1)	(1)	(1)
Pre-partnership net income allocated to general partner interest	—	53	—	163
Net income allocated to general partner	$126	$149	$353	$434
Net income	$280	$290	$858	$941
Net income allocated to general partner	126	149	353	434
Net income allocated to noncontrolling interests	1	—	2	—
Net income allocated to common limited partners	$153	$141	$503	$507

(a)
The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In the calculation of basic and diluted net income per common unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period but paid in the subsequent period.

We paid or have authorized payment of the following partnership cash distributions during 2012 and 2013 (in millions, except for per unit amounts):

			General Partner
Payment Date	Per Unit Distribution	Common Units	2%	Incentive Distribution Rights	Total Cash Distribution
2/10/2012	$0.7625	$227	$6	$78	$311
5/11/2012	0.7775	268	8	86	362
8/10/2012	0.7925	274	7	92	373
11/9/2012	0.8075	287	8	99	394
2/8/2013	0.8275	329	9	104	442
5/10/2013	0.8475	351	10	112	473
8/09/2013	0.8625	357	11	121	489
11/12/2013 (a)	0.8775	385	11	46	442

(a)
The Board of Directors of our general partner declared this $0.8775 per unit cash distribution on October 25, 2013, to be paid on November 12, 2013 to unitholders of record at the close of business on November 5, 2013.

The 2012 and 2013 cash distributions paid to our general partner in the table above have been reduced by $131 million resulting from the temporary waiver of IDRs associated with certain assets acquired in 2012 and an additional $90 million in IDRs waived by our general partner related to the third quarter 2013 distribution, to support our cash distribution metrics as our large platform of growth projects moves toward completion.

Notes (Continued)

Note 4 – Other Accruals

On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant located south of Baton Rouge, Louisiana, in an industrial complex, that resulted in the tragic deaths of two affiliate employees and injuries of additional affiliate employees and contractors. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial and operational effects.
We have substantial insurance coverage for repair and replacement costs, lost production and additional expenses related to the incident as follows:

•
Property damage and business interruption coverage with a combined per-occurrence limit of $500 million and retentions (deductibles) of $10 million per occurrence for property damage and a waiting period of 60 days per occurrence for business interruption;

•	General liability coverage with per-occurrence and aggregate annual limits of $610 million and retentions (deductibles) of $2 million per occurrence;

•	Workers’ compensation coverage with statutory limits and retentions (deductibles) of $1 million total per occurrence.
We have expensed $4 million and $10 million during the three and nine months ended September 30, 2013, respectively, of costs under our insurance deductibles in operating and maintenance expenses in the Consolidated Statement of Comprehensive Income. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Through September 30, 2013, we have recognized $50 million of insurance recoveries related to this incident as a gain to other (income) expense – net within costs and expenses in our Consolidated Statement of Comprehensive Income.
Included in selling, general, and administrative expenses are charges of $6 million and $13 million during the three and nine months ended September 30, 2012, respectively, related to Williams’ engagement of a consulting firm to assist in better aligning resources to support our business strategy following Williams’ spin-off of WPX. During the second quarter of 2012, we incurred acquisition transaction costs of $16 million related to the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC. These costs are also included in selling, general, and administrative expenses.
Other (income) expense – net within costs and expenses, in addition to the insurance recoveries mentioned above, includes:

•
Charges of $9 million and $15 million for the three and nine months ended September 30, 2013, respectively, related to the portion of the Eminence abandonment regulatory asset that will not be recovered through rates, pursuant to Transco’s agreement in principle associated with its general rate case filing (see Note 9 – Contingent Liabilities.). We also recognized income of $3 million and $15 million for the three and nine months ended September 30, 2013, respectively, related to insurance recoveries associated with this event;

•
Charges of $2 million during the nine months ended September 30, 2013 and $2 million and $17 million during the three and nine months ended September 30, 2012, respectively, related to project development costs associated with natural gas pipeline expansion projects;

•	A $9 million accrued loss in the three and nine months ended September 30, 2013 for a contingent liability associated with a pending producer claim against us;

•
Charges of $8 million and $15 million during the three and nine months ended September 30, 2013 and $2 million and $5 million during the three and nine months ended September 30, 2012 related to the amortization of regulatory assets associated with asset retirement obligations.

Notes (Continued)

Other income (expense) – net below operating income for the nine months ended September 30, 2013, includes a charge of $14 million associated with the impact of a second quarter Texas franchise tax law change.
Note 5 – Inventories

	September 30, 2013	December 31, 2012
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$144	$96
Materials, supplies, and other	81	77
	$225	$173

Note 6 – Debt and Banking Arrangements

Credit Facility
On July 31, 2013, we amended our $2.4 billion credit facility to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. Additionally, Transco and Northwest Pipeline are each able to borrow up to $500 million under the amended credit facility to the extent not otherwise utilized by the other co-borrowers. Our credit facility may also, under certain conditions, be increased up to an additional $500 million. As a result of the modifications, the previously deferred fees and costs related to these facilities are being amortized over the term of the new arrangements.
Letter of credit capacity under our $2.5 billion credit facility is $1.3 billion. At September 30, 2013, no letters of credit have been issued and no loans are outstanding under our credit facility.
Commercial Paper Program
In March 2013, we initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. At September 30, 2013, $371 million of commercial paper is outstanding at a weighted average interest rate of 0.41 percent.
Note 7 – Partners’ Capital
In August 2013, we completed an equity issuance of 21,500,000 common units. Subsequently, the underwriters exercised their option to purchase 3,225,000 common units. The net proceeds of approximately $1.2 billion were used to repay amounts outstanding under our commercial paper program, to fund capital expenditures and for general partnership purposes.
In March 2013, we completed an equity issuance of 14,250,000 common units, including 3,000,000 common units sold to Williams in a private placement. Subsequently, the underwriters exercised their option to purchase 1,687,500 common units. The net proceeds of approximately $760 million were used to repay amounts outstanding under our credit facility.

Notes (Continued)

Note 8 – Fair Value Measurements

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2013:
Measured on a recurring basis:
ARO Trust investments	$31	$31	$31	$—	$—
Energy derivatives assets not designated as hedging instruments	6	6	—	1	5
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	(1)	(2)
Additional disclosures:
Notes receivable and other	8	8	1	7	—
Long-term debt, including current portion	(8,063)	(8,531)	—	(8,531)	—
Assets (liabilities) at December 31, 2012:
Measured on a recurring basis:
ARO Trust investments	$18	$18	$18	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	—	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	—	—	(1)
Additional disclosures:
Notes receivable and other	11	10	2	8	—
Long-term debt, including current portion	(8,437)	(9,624)	—	(9,624)	—

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

Notes (Continued)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2013 or 2012.
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
Note 9 – Contingent Liabilities

Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2013, we have accrued liabilities totaling $18 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for ground level ozone, one hour nitrogen dioxide emission limits, and new air quality standards impacting storage vessels, pressure valves, and compressors. We are unable to estimate the costs of asset additions or modifications necessary to comply with these

Notes (Continued)

new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2013, we have accrued liabilities of $11 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2013, we have accrued liabilities totaling $7 million for these costs.
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
Due to the ongoing investigation into the cause of the incident, and the limited information available associated with the filed lawsuits, which do not specify any amounts for claimed damages, we cannot reasonably estimate a range of potential loss related to these contingencies at this time.
Rate Matters
On August 31, 2012, Transco submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of a hearing. On August 27, 2013, Transco filed a stipulation and agreement with the FERC that would resolve all issues in this proceeding without the need for a hearing after reaching an agreement in principle with the participants. The stipulation and agreement is subject to review and approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
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

Note 10 – Segment Disclosures
Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. (See Note 1 – General and Basis of Presentation.)
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

Notes (Continued)

The following table reflects the reconciliation of segment revenues and segment profit (loss) to revenues and operating income as reported in the Consolidated Statement of Comprehensive Income.

	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Three months ended September 30, 2013
Segment revenues:
Service revenues
External	$93	$345	$266	$27	$—	$731
Internal	—	1	—	—	(1)	—
Total service revenues	93	346	266	27	(1)	731
Product sales
External	47	203	10	595	—	855
Internal	—	14	202	70	(286)	—
Total product sales	47	217	212	665	(286)	855
Total revenues	$140	$563	$478	$692	$(287)	$1,586
Segment profit (loss)	$(1)	$137	$207	$62		$405
Less equity earnings (losses)	2	17	—	12		31
Segment operating income (loss)	$(3)	$120	$207	$50		374
General corporate expenses						(37)
Operating income						$337

Three months ended September 30, 2012
Segment revenues:
Service revenues
External	$47	$331	$263	$27	$—	$668
Internal	—	6	3	—	(9)	—
Total service revenues	47	337	266	27	(9)	668
Product sales
External	—	141	13	895	—	1,049
Internal	—	100	237	73	(410)	—
Total product sales	—	241	250	968	(410)	1,049
Total revenues	$47	$578	$516	$995	$(419)	$1,717
Segment profit (loss)	$(4)	$124	$223	$86		$429
Less equity earnings (losses)	(3)	24	—	9		30
Segment operating income (loss)	$(1)	$100	$223	$77		399
General corporate expenses						(44)
Operating income						$355

Nine months ended September 30, 2013
Segment revenues:
Service revenues
External	$234	$1,048	$784	$81	$—	$2,147
Internal	—	9	—	—	(9)	—
Total service revenues	234	1,057	784	81	(9)	2,147
Product sales
External	102	628	47	2,145	—	2,922
Internal	—	69	555	231	(855)	—
Total product sales	102	697	602	2,376	(855)	2,922
Total revenues	$336	$1,754	$1,386	$2,457	$(864)	$5,069
Segment profit (loss)	$2	$448	$555	$259		$1,264
Less equity earnings (losses)	6	53	—	25		84
Segment operating income (loss)	$(4)	$395	$555	$234		1,180
General corporate expenses						(123)
Operating income						$1,057

Notes (Continued)

	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Nine months ended September 30, 2012
Segment revenues:
Service revenues
External	$108	$1,023	$799	$75	$—	$2,005
Internal	—	7	4	—	(11)	—
Total service revenues	108	1,030	803	75	(11)	2,005
Product sales
External	—	482	34	2,981	—	3,497
Internal	—	333	838	158	(1,329)	—
Total product sales	—	815	872	3,139	(1,329)	3,497
Total revenues	$108	$1,845	$1,675	$3,214	$(1,340)	$5,502
Segment profit (loss)	$(20)	$416	$773	$202		$1,371
Less equity earnings (losses)	(12)	68	—	31		87
Segment operating income (loss)	$(8)	$348	$773	$171		1,284
General corporate expenses						(131)
Operating income						$1,153

The following table reflects total assets by reportable segment.

	Total Assets
	September 30, 2013	December 31, 2012
	(Millions)
Northeast G&P	$5,942	$4,745
Atlantic-Gulf	9,507	8,734
West	4,669	4,688
NGL & Petchem Services	1,781	1,500
Other corporate assets	330	409
Eliminations (1)	(596)	(367)
Total	$21,633	$19,709

(1)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.

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

•
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain Midstream, LLC (Laurel Mountain) and a 47.5 percent equity investment in Caiman Energy II, LLC (Caiman II).

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

Management’s Discussion and Analysis (Continued)

Williams currently holds an approximate 64 percent interest in us, comprised of an approximate 62 percent limited partner interest and all of our 2 percent general partner interest and incentive distribution rights.
The following discussion and analysis of our results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and in Exhibit 99.1 of our Current Report on Form 8-K dated May 13, 2013.
Proposed Dropdown
On October 30, 2013, we announced our intent to pursue an agreement to acquire certain of Williams’ Canadian operations, including an oil sands offgas processing plant near Fort McMurray, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, and the Boreal pipeline. We expect to fund the transaction through the issuance of a new class of limited-partner units to Williams. These units will receive quarterly distributions of additional paid-in-kind units, all of which will be convertible to common units at a future date. The transaction is subject to execution of an agreement, review and recommendation by the Conflicts Committee of our general partner, and approval of both our and Williams’ Board of Directors.
Distributions
In October 2013, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.8775 per unit, an increase of approximately 2 percent over the prior quarter and 9 percent over the same period in the prior year. We expect to increase total limited partner cash distributions by approximately 9 percent in 2013 and 6 percent in 2014 and 2015, which is within the previously disclosed range of 6 percent to 8 percent for 2014 and 2015.
Overview of Nine Months Ended September 30, 2013
Our results for the first nine months of 2013, as compared to the same period of the prior year, were unfavorable primarily due to lower NGL margins driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices, along with higher operating costs associated with ongoing growth in our Northeast G&P operations. Partially offsetting these unfavorable changes was an increase in fee revenues. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant located south of Baton Rouge, Louisiana, in an industrial complex, which resulted in the tragic deaths of two affiliate employees and injuries of additional affiliate employees and contractors. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects. This facility is part of our NGL & Petchem Services segment.
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

Management’s Discussion and Analysis (Continued)

We have been focused on conducting the causal investigations with the Occupational Safety and Health Administration and the Chemical Safety Board. We have expensed $4 million and $10 million during the three and nine months ended September 30, 2013, respectively, of costs under our insurance deductibles in operating and maintenance expenses in the Consolidated Statement of Comprehensive Income. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Through September 30, 2013, we have recognized $50 million of insurance recoveries related to this incident as a gain to other (income) expense - net within costs and expenses in our Consolidated Statement of Comprehensive Income.
Following the repair and plant expansion, the Geismar plant is expected to be in operation by April 2014. We expect our insurance coverage will significantly mitigate our financial loss. We currently estimate $343 million of total cash recoveries from insurers related to business interruption losses. Our current damage assessment and repair plan reaffirmed the previously estimated cost of $102 million to repair the plant. We will be impacted by certain uninsured losses, including amounts associated with the 60-day waiting period for business interruption, as well as other deductibles and uninsured expenses. Our assumptions and estimates, including the timing for the expanded plant return to operation, repair cost estimates, and insurance proceeds associated with our property damage and business interruption coverage are subject to various risks and uncertainties that could cause the actual results to be materially different.
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
Three Rivers Midstream has signed a long-term, fee-based dedicated gathering and processing agreement for our partner’s production in the area, including approximately 275,000 dedicated acres. Three Rivers Midstream plans to construct a 200 million cubic feet per day (MMcf/d) cryogenic gas processing plant and related facilities at a location to be determined. The initial plant is expected to be placed into service in mid-2015. The system is expected to be connected to two major proposed developments in Pennsylvania-our partner’s proposed ethylene cracker (feasibility study is in progress) in Beaver County and Williams’ joint project to develop the Bluegrass Pipeline system that would deliver Marcellus and Utica liquids to the Gulf Coast and export markets.
Marcellus Shale
In the second quarter of 2013, we completed an expansion to our natural gas gathering system, processing facilities, and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility, which added 200 MMcf/d of processing capacity. In the first half of 2014, we expect to add fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 thousand barrels per day (Mbbls/d), complete our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity, and finalize the construction of our first deethanizer with a capacity of 40 Mbbls/d and the associated 50-mile ethane line to Houston, Pennsylvania.
Atlantic-Gulf
Mid-South
The Mid-South expansion project involves an expansion of Transco’s mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. In August 2011, we received approval from the FERC for the project. We placed the first phase of the project into service in the third quarter of 2012, which increased capacity

Management’s Discussion and Analysis (Continued)

by 95 thousand dekatherms per day (Mdth/d). The second phase was placed into service in the second quarter of 2013, which increased capacity by an additional 130 Mdth/d.
Gulfstar
Effective April 1, 2013, we sold a 49 percent interest in Gulfstar One LLC (Gulfstar) to a third party for $187 million, representing their proportionate share of estimated capital expenditures to date for the construction of Gulfstar FPS™, which is a proprietary floating production system and has been under construction since late 2011. It is supported by multiple agreements with two major producers to provide production handling, export pipeline, oil and gas gathering and gas processing services for the Tubular Bells field development located in the eastern deepwater Gulf of Mexico. The Gulfstar FPS™ will tie into our wholly owned oil and gas gathering and gas processing systems in the eastern Gulf of Mexico. Gulfstar FPS™ is expected to have an initial capacity of 60 Mbbls/d, up to 200 MMcf/d of natural gas and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. The project is expected to be in service in mid-2014.
Mid-Atlantic Connector
The Mid-Atlantic Connector Project involves an expansion of Transco’s mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. In July 2011, we received approval from the FERC for the project. We placed the project into service in the first quarter of 2013, and it increased capacity by 142 Mdth/d.
NGL & Petchem Services
Overland Pass Pipeline
Through our equity investment in OPPL, we completed the construction of a pipeline expansion in the second quarter of 2013, which increased the pipeline’s capacity to 255 Mbbls/d. In addition, a new connection was completed in April 2013 to bring new volumes to OPPL from the Bakken Shale in the Williston basin.
Volume Impacts in 2013
Due to unfavorable ethane economics, we reduced our recoveries of ethane in our plants during most of the first nine months of 2013, which resulted in 29 percent lower NGL production volumes and 46 percent lower NGL equity sales volumes in the first nine months of 2013 compared to the same period of 2012.
As a result of the Geismar Incident, ethylene sales volumes have decreased 96 percent and 41 percent for the three and nine months ended 2013, respectively, compared to the same period of 2012.
Volatile Commodity Prices
NGL margins were approximately 42 percent lower in the first nine months of 2013 compared to the same period of 2012 driven by reduced ethane recoveries, as previously mentioned, coupled with lower NGL prices and higher natural gas prices. However, our average per-unit composite NGL margin in the first nine months of 2013 has increased slightly compared to the same period of 2012 as the relative mix of NGL products produced has shifted to a greater proportion of higher-margin non-ethane products.

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

Cents per gallon
1.35
1.15
0.95
0.75
0.55
0.35
0.15
-0.05
Gallons (Millions)
750
620
490
360
230
100
(30)
Q4'10
Q1'11
Q2'11
Q3'11
Q4'11
Q1'12
Q2'12
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin (cents per gallon)
Realized non-ethane margin (cents per gallon)

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

In light of all of the above, our business plan for 2013 continues to reflect both significant capital investment and growth in distributions. Our planned capital investments for 2013 total approximately $3.6 billion which we expect to fund a significant portion through debt and equity issuances. We also expect approximately 9 percent growth in total 2013 distributions. We expect to maintain an attractive cost of capital and reliable access to capital markets, both of which will allow us to pursue development projects and acquisitions.
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
Commodity price changes
We expect ethane prices to remain at current levels, which will result in continued ethane rejection across most of our systems. We further expect that the combination of lower NGL prices and higher natural gas prices will result in overall total NGL margins being lower than the previous year. NGL price changes have historically correlated somewhat with changes in the price of crude oil, although NGL, crude, and natural gas prices are highly volatile and difficult to predict. NGL margins are highly dependent upon regional supply/demand balances of natural gas. NGL prices will benefit from exports to satisfy global demand. NGL products are currently the preferred feedstock for ethylene and propylene production and are expected to remain advantaged over crude-based feedstocks into the foreseeable future.
Gathering, processing, and NGL sales volumes

•
The growth of natural gas production supporting our gathering and processing volumes is impacted by producer drilling activities, which are influenced by commodity prices including natural gas, ethane and propane prices. In addition, the natural decline rates in producing areas impact the amount of gas available for gathering and processing.

•
We anticipate significant growth compared to the prior year in our natural gas gathering volumes in our Northeast G&P segment as our infrastructure grows to support drilling activities in the region. Based on less favorable producer economics in the West segment, we expect a decrease in production and thus a lower supply of natural gas available to gather and process in 2013.

•
We anticipate equity NGL volumes in 2013 to be lower than 2012 primarily due to periods when we expect it will not be economical to recover ethane. In addition, our equity NGL volumes were also impacted by a change in a customer’s contract in the West segment from percent-of-liquids to fee-based processing, with a portion of the fee representing a share of the associated NGL margins.

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
In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the total abandonment costs, which will be capital in nature, will be approximately $103 million, which is expected to be spent through the first half of 2014. As of September 30, 2013, we have incurred approximately $92 million of these abandonment costs. This estimate is subject to change as work progresses and additional information becomes known. Management considers these costs to be prudent costs incurred in the abandonment of these caverns. Consistent with the terms of the pending rate case, for the three and nine months ended September 30, 2013, we expensed $9 million and $15 million, respectively, related to the Eminence abandonment regulatory asset that will not be recovered in rates. We have also recognized income for the three and nine months ended September 30, 2013, of $3 million and $15 million, respectively, related to insurance recoveries associated with this event.
Filing of rate cases
On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of the hearing. On August 27, 2013, after reaching an agreement in principle with the participants, Transco filed with the FERC a stipulation and agreement that would resolve all issues in this proceeding without the need for a hearing. The stipulation and agreement is subject to review and approval by the FERC. We have provided a reserve for rate refunds which we believe is adequate for any refunds that may be required.
During the first quarter of 2012, Northwest Pipeline LLC (Northwest Pipeline) filed a Stipulation and Settlement Agreement with the FERC for an increase in their rates. Northwest Pipeline received FERC approval during the second quarter of 2012. The new rates, which as filed are 7.4 percent higher than the formerly applicable rates, became effective January 1, 2013.
Expansion Projects
We expect to invest total capital in 2013 among our business segments as follows:

Expansion Capital
Segment:	(Millions)
Northeast G&P	$1,625
Atlantic-Gulf	1,150
West	145
NGL & Petchem Services	380

Management’s Discussion and Analysis (Continued)

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

•
As previously discussed, we completed construction at our Fort Beeler facility in the Marcellus Shale, which added 200 MMcf/d of processing capacity in the second quarter of 2013. We have several significant projects under construction with targeted construction completion in the first half of 2014. We are completing a 43 Mbbls/d expansion of the Moundsville fractionator, installation of 40 Mbbls/d of deethanization capacity, a 50-mile ethane pipeline, condensate stabilization, and the first 200 MMcf/d of processing at Oak Grove. These projects are expected to provide the base facilities required to meet current contractual obligations.

•
Expansions to Laurel Mountain’s gathering system infrastructure to increase the capacity to 700 MMcf/d by the end of 2015 through capital to be invested within this equity investment, also in the Marcellus Shale region.

•
Construction of the Blue Racer Midstream joint project, an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica Shale, primarily in Ohio and Northwest Pennsylvania through capital to be invested within our Caiman II equity investment.

Atlantic-Gulf

•
We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services, as previously discussed. Construction is under way and the project is expected to be in service in mid-2014.

•
Our equity investee which we operate, Discovery, plans to construct, own, and operate a new 215-mile, 20-inch deepwater lateral pipeline in the central deepwater Gulf of Mexico. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The gas will be processed at Discovery’s Larose Plant and the NGLs will be fractionated at Discovery’s Paradis Fractionator. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. The pipeline is expected to be in service in the fourth quarter of 2014.

•
In September 2013, we filed an application with the FERC for Transco’s Leidy Line Southeast Expansion project to expand our existing natural gas transmission system from the Marcellus Shale production region on Transco’s Leidy Line in Pennsylvania to delivery points along its main system from Station 85 in Alabama. We plan to place the project into service in December 2015, and expect to increase capacity by an additional 525 Mdth/d.

•
In July 2013, we filed an application with the FERC for an expansion of Transco’s Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. We plan to place the project into service in April 2015 and it is expected to increase capacity on the line by 225 Mdth/d.

•
In June 2013, we filed an application with the FERC for authorization to construct and operate the new jointly-owned Constitution Pipeline. As of May 2013, we currently own 41 percent of Constitution Pipeline with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution Pipeline. The new 120-mile Constitution Pipeline will connect our gathering system in

Management’s Discussion and Analysis (Continued)

Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in March 2015, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers.

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

West

•
Due to a reduction in drilling in the Piceance basin during 2012 and early 2013, we delayed the in-service date of our 350 MMcf/d cryogenic natural gas processing plant in Parachute that was planned for service in 2014. We are currently planning an in-service date in mid-2016. We will continue to monitor the situation to determine whether an earlier in-service date is warranted.

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

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	$ Change*	% Change*	2013	2012	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$731	$668	+63	+9%	$2,147	$2,005	+142	+7%
Product sales	855	1,049	-194	-18%	2,922	3,497	-575	-16%
Total revenues	1,586	1,717	-131	-8%	5,069	5,502	-433	-8%
Costs and expenses:
Product costs	718	781	+63	+8%	2,326	2,662	+336	+13%
Operating and maintenance expenses	245	252	+7	+3%	770	736	-34	-5%
Depreciation and amortization expenses	190	185	-5	-3%	565	515	-50	-10%
Selling, general, and administrative expenses	122	134	+12	+9%	370	408	+38	+9%
Other (income) expense – net	(26)	10	+36	NM	(19)	28	+47	NM
Total costs and expenses	1,249	1,362	+113	+8%	4,012	4,349	+337	+8%
Operating income	337	355			1,057	1,153
Equity earnings (losses)	31	30	+1	+3%	84	87	-3	-3%
Interest expense	(94)	(101)	+7	+7%	(287)	(313)	+26	+8%
Interest income	—	1	-1	-100%	1	2	-1	-50%
Other income (expense) – net	6	5	+1	+20%	3	12	-9	-75%
Net income	280	290			858	941
Less: Net income attributable to noncontrolling interests	1	—	-1	NM	2	—	-2	NM
Net income attributable to controlling interests	$279	$290			$856	$941

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended September 30, 2013 vs. three months ended September 30, 2012

The increase in service revenues is primarily due to higher fee revenues associated with the growth in the businesses acquired in the 2012 acquisitions of Caiman Eastern Midstream, LLC (Caiman Acquisition) and certain entities from Delphi Midstream Partners, LLC (Laser Acquisition). This growth includes higher gathering volumes from new well connections resulting from infrastructure additions, increased gathering rates associated with customer contract modifications, and contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and the new rates effective during first-quarter 2013. These increases are partially offset by lower fee revenues in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes, as well as decreased gathering and processing fee revenues driven by lower volumes in the Piceance and Four Corners areas.

Management’s Discussion and Analysis (Continued)

The decrease in product sales is primarily due to lower marketing revenues as a result of lower NGL prices and lower crude oil and natural gas volumes, partially offset by higher crude oil prices and higher natural gas prices. In addition, olefin production revenues decreased resulting from the loss of production as a result of the Geismar Incident. NGL production revenues also decreased due to lower volumes primarily driven by reduced ethane recoveries and a change in a certain customer contract from percent-of-liquids to fee-based processing, as well as decreases in average ethane per-unit sales prices.
The decrease in product costs is primarily due to decreased marketing purchases as a result of lower NGL prices and lower crude oil and natural gas volumes, partially offset by higher crude oil prices and higher natural gas prices. In addition olefin feedstock purchases decreased as a result of the Geismar Incident.
The decrease in operating and maintenance expenses is primarily due to lower compressor and pipeline maintenance and repair expenses resulting from the absence of expenses related to the substantial completion of our natural gas pipeline integrity management plan during 2012, and lower operating costs in our Four Corners area related to the consolidation of certain operations. These decreased expenses are partially offset by higher expenses associated with the subsequent growth in the operations of the businesses acquired in the Caiman and Laser Acquisitions, including higher pipeline maintenance and repair costs, and $4 million of costs incurred under our insurance deductibles resulting from the Geismar Incident.
The increase in depreciation and amortization expenses reflects increased depreciation expense in 2013 at Northeast G&P associated with the businesses acquired in 2012 and depreciation on subsequent infrastructure additions, partially offset by the absence of increased depreciation in 2012 on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.
The decrease in selling, general, and administrative expenses (SG&A) is primarily due to a reduction in allocated administrative expenses from Williams reflecting the absence of reorganization related costs in 2012 (see Note 4 – Other Accruals of Notes to Consolidated Financial Statements).
The favorable changes in other (income) expense – net within operating income primarily include $50 million of income associated with insurance recoveries related to the Geismar Incident and $3 million of insurance recoveries related to the abandonment of certain Eminence storage assets. Partially offsetting this income is a $9 million expense recognized in third-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates, and a $9 million accrued loss for a contingent liability associated with a pending producer claim against us.
The decrease in operating income generally reflects lower olefin production margins, lower NGL production margins and a decrease in marketing margins, partially offset by increased fee revenues and the favorable changes in other (income) expense – net as described above.
Interest expense decreased due to an increase in interest capitalized related to construction projects primarily at Northeast G&P and Atlantic-Gulf, partially offset by an increase in interest incurred primarily due to an increase in borrowings.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012

The increase in service revenues is primarily due to higher fee revenues associated with the growth in the businesses acquired in 2012, including higher volumes from new well connections resulting from infrastructure additions, a full nine month of operations from these businesses, increased gathering rates associated with customer contract modifications, as well as contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and new rates effective during first-quarter 2013. Partially offsetting these increases are decreased gathering and processing fee revenues, primarily due to a natural decline in production volumes, primarily in the Piceance basin, and severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas. In addition, fee revenues decreased in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes.

Management’s Discussion and Analysis (Continued)

The decrease in product sales is primarily due to a decrease in marketing revenues resulting from lower NGL prices, partially offset by higher natural gas volumes and prices. NGL production revenues also decreased due to lower volumes primarily driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices. Also impacting the decrease are lower crude oil volumes related to natural declines in Bass Lite and Blind Faith production area and lower olefin production revenues primarily due to lower volumes from the loss of production as a result of the Geismar Incident, partially offset by higher per-unit sales prices.
The decrease in product costs is primarily due to lower marketing purchases resulting from lower NGL prices and lower crude oil volumes, partially offset by higher natural gas volumes and prices. In addition, olefin feedstock purchases decreased reflecting lower sales volumes and lower average per-unit feedstock costs. Costs associated with the production of NGLs also decreased primarily resulting from lower volumes, driven by lower ethane recoveries, partially offset by an increase in average natural gas prices.
The increase in operating and maintenance expenses is primarily associated with the subsequent growth in the operations of the businesses acquired in the Caiman and Laser Acquisitions, including increased pipeline maintenance and repair costs and $10 million of costs incurred under our insurance deductibles resulting from the Geismar Incident. These increases are partially offset by lower compressor and pipeline maintenance and repair expenses, primarily due to the absence of expenses related to the substantial completion of our natural gas pipeline integrity management plan during 2012, and lower operating costs in our Four Corners area related to the consolidation of certain operations.
The increase in depreciation and amortization expenses reflects a full nine months of depreciation expense in 2013 at Northeast G&P associated with the businesses acquired in 2012 and depreciation on subsequent infrastructure additions, partially offset by the absence of increased depreciation in 2012 on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.
The decrease in SG&A is primarily due to the absence of acquisition and transition costs incurred in 2012 and a reduction in allocated administrative expenses from Williams reflecting the absence of reorganization related costs in 2012 (see Note 4 – Other Accruals of Notes to Consolidated Financial Statements).
The favorable change in other (income) expense – net within operating income primarily includes $50 million of income associated with insurance recoveries related to the Geismar Incident, $15 million of insurance recoveries related to the abandonment of certain of Eminence storage assets, and $17 million lower project development costs. Partially offsetting this income is a $15 million expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates, a $9 million accrued loss for a contingent liability associated with a pending producer claim against us recognized in the third quarter of 2013, and the absence of a $6 million gain on the sale of equipment in the second quarter of 2012.
The decrease in operating income generally reflects lower NGL production margins, higher operating costs and lower olefin production margins, partially offset by increased fee revenues, and the favorable changes in other (income) expense – net as described above.
The unfavorable changes in equity earnings (losses) are primarily due to lower equity earnings from Discovery and Aux Sable Liquid Products L.P. (Aux Sable), both driven by lower NGL margins, partially offset by higher equity earnings from Laurel Mountain driven by its higher operating results.
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

Management’s Discussion and Analysis (Continued)

Period-Over-Period Operating Results – Segments
Northeast G&P

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Service revenues	$93	$47	$234	$108
Product sales	47	—	102	—
Segment revenues	140	47	336	108

Product costs	45	—	98	—
Depreciation and amortization expenses	33	23	94	45
Other segment costs and expenses	65	25	148	71
Equity (earnings) losses	(2)	3	(6)	12
Segment profit (loss)	$(1)	$(4)	$2	$(20)

Our Northeast G&P segment includes our Susquehanna Supply Hub (primarily resulting from the acquisition of certain assets in 2010 and the Laser Acquisition in February 2012), our Ohio Valley Midstream business (primarily resulting from the Caiman Acquisition in April 2012), and our equity-method investments in Laurel Mountain and Caiman Energy II.
Three months ended September 30, 2013 vs. three months ended September 30, 2012
Service revenues increased due to 71 percent higher gathering volumes driven by new well connections resulting from infrastructure additions and increased gathering rates associated with customer contract modifications primarily in the Susquehanna Supply Hub. Additionally, fee revenues in our Ohio Valley Midstream business increased primarily due to contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013 and higher gathering volumes.
Product sales in 2013 primarily represent new NGL marketing revenues attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as product costs.
Depreciation and amortization expenses increased reflecting new projects placed in service in the latter half of 2012 and in 2013.
Other segment costs and expenses increased primarily due to higher expenses associated with the Ohio Valley Midstream and Susquehanna Supply Hub businesses due to growth in these operations. Increases include approximately $7 million in higher employee-related costs and $7 million related to pipeline maintenance and repair costs, as well as increases in other operating costs including fuel expense and compression rentals. In addition, in 2013 we incurred a $9 million accrued loss for a contingent liability associated with a pending producer claim against us.
Equity earnings increased primarily due to higher Laurel Mountain equity earnings primarily driven by 45 percent higher gathering volumes, lower labor and related benefit costs, and lower leased compression expenses.
The favorable change in segment profit (loss) is primarily due to an increase in fee revenues in the Susquehanna Supply Hub and Ohio Valley Midstream businesses and higher Laurel Mountain equity earnings. These increases are partially offset by higher costs primarily in the Ohio Valley Midstream business in advance of the benefit of associated revenues as we continue to invest in these operations for continued growth.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Service revenues increased due to 84 percent higher gathering volumes driven by new well connections related to infrastructure additions, a full nine months of operations, and increased gathering rates associated with customer contract modifications primarily in the Susquehanna Supply Hub, as well as contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013 in our Ohio Valley Midstream business.
Product sales in 2013 primarily represent new NGL marketing revenues attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as product costs.
Depreciation and amortization expenses reflect a full nine months of expenses in 2013 associated with the acquired businesses and depreciation on subsequent infrastructure additions.
Other segment costs and expenses increased primarily due to higher expenses associated with the acquired businesses and the subsequent growth in these operations. This increase includes approximately $21 million in higher employee-related costs and $11 million related to pipeline maintenance and repair costs, as well as increases in other operating costs including outside services, compression rental, fuel expense, operating taxes, and materials and supplies. In addition, in 2013 we incurred a $9 million accrued loss for a contingent liability associated with a pending producer claim against us and higher allocated general and administrative support costs due to the relative growth in the businesses. These increases are partially offset by the absence of acquisition and transition costs incurred in 2012.

Equity earnings increased primarily due to higher Laurel Mountain equity earnings driven primarily by 66 percent higher gathering volumes, the receipt of an annual minimum volume commitment fee in the second quarter of 2013, and lower leased compression expenses.
The favorable change in segment profit (loss) is primarily due to an increase in fee revenues in the Susquehanna Supply Hub and Ohio Valley Midstream businesses and higher Laurel Mountain equity earnings. These increases are partially offset by higher costs primarily in our Ohio Value Midstream business in advance of the benefit of associated revenues as we continue to invest in these operations for future growth, partially offset by the absence of acquisition and transition costs incurred in 2012.
Atlantic-Gulf

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Service revenues	$346	$337	$1,057	$1,030
Product sales	217	241	697	815
Segment revenues	563	578	1,754	1,845

Product costs	199	213	636	726
Depreciation and amortization expenses	92	97	272	281
Other segment costs and expenses	152	168	451	490
Equity (earnings) losses	(17)	(24)	(53)	(68)
Segment profit	$137	$124	$448	$416

NGL margin	$17	$27	$58	$87

Management’s Discussion and Analysis (Continued)

Three months ended September 30, 2013 vs. three months ended September 30, 2012
Service revenues increased primarily due to a $17 million increase in natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2012 and 2013 and to the implementation of new rates for Transco in March 2013, partially offset by $8 million lower fee revenues in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes.
Product sales decreased primarily due to:

•	An $18 million decrease in crude oil and NGL marketing revenues due primarily to lower volumes and ethane prices, partially offset by higher crude oil prices (offset in product costs).

•
A $14 million decrease in revenues from our equity NGLs including an $11 million decrease related to sales volumes and a $3 million decrease associated with per-unit sales prices. Equity NGL sales volumes are 40 percent lower driven by 61 percent lower ethane volumes due primarily to lower ethane recoveries, as previously mentioned, and 21 percent lower non-ethane volumes. Average ethane and non-ethane per-unit prices decreased by 63 percent and 5 percent, respectively.

•
An $8 million increase in other product sales primarily due to higher system management gas sales from Transco. System management gas sales are offset in product costs and, therefore, have no impact on segment profit.

Product costs decreased primarily due to:

•	An $18 million decrease in crude oil and NGL marketing purchases (offset in product sales).

•	A $4 million decrease in costs associated with our equity NGLs primarily due to a $5 million decrease associated with lower volumes, partially offset by higher per-unit natural gas prices.

•	An $8 million increase in other product costs primarily due to higher system management gas costs (offset in product sales).
Depreciation and amortization expenses decreased reflecting the absence of increased depreciation in 2012 on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.
Other segment costs and expenses decreased primarily due to lower operating costs, including compressor and pipeline maintenance and repair expenses resulting from the absence of expenses relating to the substantial completion of a natural gas pipeline integrity management plan during 2012, and insurance recoveries recognized by Transco in third-quarter 2013 related to the abandonment of certain of its Eminence storage assets. This decrease is partially offset by an expense recognized in third-quarter 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates.
Equity earnings decreased primarily due to lower equity earnings from Discovery driven by lower NGL margins resulting from decreased ethane recoveries.
Segment profit increased primarily due to higher service revenues and lower operating expenses, partially offset by lower NGL margins, an expense recognized related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates, and lower equity earnings, as previously discussed.
Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Service revenues increased primarily due to a $46 million increase in natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2012 and 2013 and to the implementation of new rates for Transco in March 2013 and $5 million higher fee revenues in the western Gulf Coast primarily due to higher crude oil and natural gas volumes transported on our Perdido pipeline. These increases are partially offset by $25 million

Management’s Discussion and Analysis (Continued)

lower fee revenues in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes.
Product sales decreased primarily due to:

•
A $139 million decrease in marketing revenues reflecting a $112 million decrease in crude oil marketing sales and a $27 million decrease in NGL marketing sales. Crude oil marketing sales decreased primarily due to 28 percent lower crude volumes related to natural declines in Bass Lite and Blind Faith production area. NGL marketing sales decreased primarily due to lower NGL prices and 22 percent lower ethane volumes. Non-ethane volumes increased 13 percent, but the increase was offset by the lower non-ethane prices (offset in product costs).

•
A $32 million decrease in revenues from our equity NGLs reflecting a decrease of $18 million associated with lower average realized NGL per-unit sales prices and a decrease of $14 million associated with lower equity NGL sales volumes. Average ethane and non-ethane per-unit prices decreased by 58 percent and 15 percent, respectively. Equity NGL sales volumes are 29 percent lower driven by 59 percent lower ethane volumes due primarily to lower ethane recoveries, as previously mentioned, and 3 percent lower non-ethane volumes.

•
A $53 million increase in other product sales primarily due to higher system management gas sales from Transco. System management gas sales are offset in product costs and, therefore, have no impact on segment profit.

Product costs decreased primarily due to:

•	A $139 million decrease in crude oil and NGL marketing purchases (offset in product sales).

•
A $3 million decrease in costs associated with our equity NGLs primarily due to a $9 million decrease associated with lower volumes, partially offset by a $6 million increase related to higher per-unit natural gas prices.

•	A $52 million increase in other product costs primarily due to higher system management gas costs (offset in product sales).
Depreciation and amortization expenses decreased reflecting the absence of increased depreciation in 2012 on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.
Other segment costs and expenses decreased primarily due to lower operating costs, including compressor and pipeline maintenance and repair expenses resulting from the absence of expenses relating to the substantial completion of a natural gas pipeline integrity management plan during 2012, lower project development costs, and insurance recoveries recognized by Transco in 2013 related to the abandonment of certain of its Eminence storage assets. These decreases are partially offset by expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that is not expected to be recovered in rates and increased amortization of regulatory assets associated with asset retirement obligations.
Equity earnings decreased primarily due to lower equity earnings from Discovery reflecting lower NGL margins resulting from decreased ethane recoveries.
Segment profit increased primarily due to higher service revenues, lower operating expenses and project development costs, partially offset by lower NGL margins, lower equity earnings, and increased amortization of regulatory assets associated with asset retirement obligations, as previously discussed.

Management’s Discussion and Analysis (Continued)

West

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Service revenues	$266	$266	$784	$803
Product sales	212	250	602	872
Segment revenues	478	516	1,386	1,675

Product costs	111	107	304	345
Depreciation and amortization expenses	58	58	177	173
Other segment costs and expenses	102	128	350	384
Segment profit	$207	$223	$555	$773

NGL margin	$97	$140	$281	$511
Three months ended September 30, 2013 vs. three months ended September 30, 2012
Service revenues remain unchanged primarily due to a $9 million increase in natural gas transportation fee revenues at Northwest Pipeline related to new rates effective January 1, 2013. This increase was substantially offset by a $7 million decrease in gathering and processing fee revenues driven by lower volumes in the Piceance and Four Corners areas.
Product sales decreased primarily due to:

•
A $45 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $35 million due to lower volumes and a $10 million decrease associated with 5 percent lower average realized non-ethane per-unit sales prices and 25 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 69 percent lower driven primarily by reduced ethane recoveries, as previously mentioned, and equity non-ethane volumes are 5 percent lower. The decrease in both ethane and non-ethane volumes is also due to a change in a certain customer's contract from percent-of-liquids to fee-based processing.

•	An $8 million increase in NGL marketing revenues due primarily to higher non-ethane per-unit prices, partially offset by lower ethane volumes (substantially offset in product costs).
Product costs increased primarily due to:

•	A $7 million increase in NGL marketing purchases (more than offset in product sales).

•
A $2 million decrease in costs associated with our equity NGLs reflecting a $14 million decrease associated with lower natural gas volumes driven by lower ethane recoveries, partially offset by a $12 million increase driven by 30 percent higher average natural gas prices.

The decrease in other segment costs and expenses includes lower operating costs in our Four Corners area related to the consolidation of certain operations and lower general and administrative expenses.
Segment profit decreased primarily due to $43 million lower NGL margins reflecting lower NGL volumes, lower average NGL prices, and higher natural gas prices. This decrease was partially offset by lower operating and general and administrative costs.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2013 vs. nine months ended September 30, 2012
Service revenues decreased primarily due to a $39 million decrease in gathering and processing fee revenues primarily due to a natural decline in production volumes, primarily in the Piceance basin, and severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas. This decrease was partially offset by a $25 million increase in natural gas transportation fee revenues at Northwest Pipeline related to new rates effective January 1, 2013.
Product sales decreased primarily due to:

•
A $249 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $173 million due to lower volumes and a $76 million decrease associated with 13 percent lower average realized non-ethane per-unit sales prices and 47 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 80 percent lower driven by reduced ethane recoveries, as previously mentioned, and equity non-ethane volumes are 7 percent lower due primarily to a change in a certain customer’s contract from percent-of-liquids to fee-based processing and periods of local severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas.

•	A $21 million decrease in NGL marketing revenues due primarily to lower ethane volumes (more than offset in product costs).
Product costs decreased primarily due to:

•	A $22 million decrease in NGL marketing purchases (substantially offset in product sales).

•
A $19 million decrease in costs associated with our equity NGLs reflecting a $53 million decrease associated with lower natural gas volumes driven by lower ethane recoveries, partially offset by a $34 million increase related to a 36 percent increase in average natural gas prices.

Other segment costs and expenses decreased primarily due to lower allocated general and administrative support costs due to relative growth in the other segments, as well as lower operating costs in our Four Corners area related to the consolidation of certain operations.
Segment profit decreased primarily due to $230 million lower NGL margins reflecting lower NGL volumes, lower average NGL prices, and higher average natural gas prices, as well as the decrease in gathering and processing fee revenues, partially offset by lower general and administrative expenses and increased natural gas transportation revenues.

Management’s Discussion and Analysis (Continued)

NGL & Petchem Services

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Millions)
Service revenues	$27	$27	$81	$75
Product sales	665	968	2,376	3,139
Segment revenues	692	995	2,457	3,214

Product costs	652	880	2,154	2,932
Depreciation and amortization expenses	7	7	22	16
Other segment (income) costs and expenses	(17)	31	47	95
Equity (earnings) losses	(12)	(9)	(25)	(31)
Segment profit	$62	$86	$259	$202

Olefins margin	$1	$77	$207	$221
Marketing margin	10	12	10	(20)

Three months ended September 30, 2013 vs. three months ended September 30, 2012
Product sales decreased primarily due to:

•
A $195 million decrease in marketing revenues due primarily to lower NGL volumes and prices, partially offset by higher natural gas volumes and prices. These changes are substantially offset in product costs.

•	A $114 million decrease in olefin sales primarily due to the loss of production as a result of the Geismar Incident.
Product costs decreased primarily due to:

•	A $193 million decrease in NGL marketing purchases, partially offset by higher natural gas marketing purchases (more than offset in product sales).

•	A $38 million decrease in feedstock purchases primarily due to the loss of production as a result of the Geismar Incident.
Other segment (income) costs and expenses improved primarily due to the recognition of $50 million of income associated with insurance recoveries related to the Geismar Incident during the third quarter of 2013 and the absence of $4 million of furnace repair expenses in 2012. Partially offsetting this income is $4 million of costs incurred under our insurance deductibles resulting from the Geismar Incident.
Equity earnings increased primarily due to higher equity earnings from Aux Sable driven by higher operating results.
Segment profit decreased primarily due to lower olefin product margins, partially offset by the $50 million insurance recovery discussed above. Olefin product margins are $76 million lower including $59 million lower ethylene product margins primarily due to 96 percent lower volumes sold due to the loss of production as a result of the Geismar Incident.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
Product sales decreased primarily due to:

•
A $631 million decrease in marketing revenues due primarily to lower NGL volumes and prices, partially offset by higher natural gas volumes and prices. These changes are more than offset in product costs.

•
A $132 million decrease in olefin sales due to $169 million related to lower volumes, partially offset by $37 million associated with higher per-unit sales prices. Olefin production volumes are lower primarily due to the loss of production as a result of the Geismar Incident, partially offset by the absence of 7 days of unplanned turbine maintenance in April 2012 and changes in inventory management. Ethylene prices averaged 21 percent higher, partially offset by 34 percent lower butadiene prices.

Product costs decreased primarily due to:

•	A $661 million decrease in NGL marketing purchases partially offset by increased natural gas marketing purchases (substantially offset in product sales).

•
A $118 million decrease in feedstock purchases due to $90 million of lower volumes, primarily due to the loss of production as a result of the Geismar Incident, and $28 million lower feedstock costs, reflecting 25 percent lower average per-unit ethylene feedstock prices.

Other segment (income) costs and expenses improved primarily due to the recognition of $50 million of income associated with insurance recoveries related to the Geismar Incident during the third quarter of 2013 related to the Geismar Incident and the absence of $4 million of furnace repair expenses in 2012. Partially offsetting this income is $10 million of costs incurred under our insurance deductibles resulting from the Geismar Incident.
Equity earnings decreased primarily due to lower equity earnings from Aux Sable driven by lower NGL margins.
Segment profit increased primarily due to the $50 million insurance recovery discussed above, higher marketing margins and the absence of $4 million of furnace repair expenses in 2012, partially offset by lower olefin product margins, lower equity earnings and the $10 million of cost incurred under our insurance deductibles discussed above. Marketing margins are $28 million higher primarily due to the absence of losses recognized in the second quarter of 2012 which were driven by significant declines in NGL prices while product was in transit. Olefin margins are $14 million lower including $67 million lower ethylene volumes offset by $41 million higher ethylene prices and $25 million lower ethane costs.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions, and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following for 2013:

•
We increased our per-unit quarterly distribution with respect to the third quarter of 2013 from $0.8625 to $0.8775. We expect to increase quarterly limited partner cash distributions in total by approximately 9 percent in 2013 and 6 percent in 2014 and 2015, which is within the previously disclosed range of 6 percent to 8 percent for 2014 and 2015.

•
In May 2013, Williams agreed to waive incentive distributions of up to $200 million over the next four quarters to support our cash distribution metrics as our large platform of growth projects moves toward completion. We will realize a $90 million benefit from the waived incentive distributions with our November 2013 distribution.

•
We expect to fund working capital requirements, capital and investment expenditures, debt service payments, and distributions to unitholders primarily through cash flow from operations, cash and cash equivalents on hand, issuances of debt and/or equity securities, and utilization of our revolver and/or commercial paper program. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $1.98 billion and $2.01 billion in 2013. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

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
As of September 30, 2013, we had a working capital deficit (current liabilities, inclusive of commercial paper borrowings, in excess of current assets) of $955 million. However, we note the following about our available liquidity.

Available Liquidity	September 30, 2013
(Millions)
Cash and cash equivalents	$64
Capacity available under our $2.5 billion five-year revolver (expires July 31, 2018), less amounts outstanding under the $2 billion commercial paper program (1)	2,129
$2,193

(1)
On July 31, 2013, we amended our $2.4 billion revolver to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The full amount of the revolver is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $500 million. Transco and Northwest Pipeline are each able to borrow up to $500 million under the revolver to the extent not otherwise utilized by the other co-borrowers. At September 30, 2013, we are in compliance with the financial covenants associated with this revolver and commercial paper program. In managing our available liquidity, we do not expect a maximum outstanding amount under this commercial paper program in excess of the capacity available under our revolver.

Commercial Paper
In March 2013, we initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. At September 30, 2013, we had $371 million in commercial paper outstanding.
Distributions from Equity Method Investees
Our equity method investees’ organizational documents require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. Our more significant equity method investees include: Aux Sable, Caiman II, Discovery, Gulfstream, Laurel Mountain, and OPPL.

Management’s Discussion and Analysis (Continued)

Shelf Registration
In April 2013, we filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. As of September 30, 2013, no common units have been issued under this registration.
Equity Offerings
In August 2013, we completed an equity issuance of 21,500,000 common units. Subsequently, the underwriters exercised their option to purchase 3,225,000 common units. The net proceeds of approximately $1.2 billion were used to repay amounts outstanding under our commercial paper program, to fund capital expenditures, and for general partnership purposes.
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
Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of September 30, 2013, we estimate that a downgrade to a rating below investment grade could require us to post up to $233 million in additional collateral with third parties.

Management’s Discussion and Analysis (Continued)

Capital and Investment Expenditures
Each of our businesses is capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital requirements of these businesses consist primarily of:

•
Maintenance capital expenditures, which are generally not discretionary, including: (1) capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, (2) expenditures which are mandatory and/or essential to comply with laws and regulations and maintain the reliability of our operations, and (3) certain well connection expenditures.

•
Expansion capital expenditures, which are generally more discretionary than maintenance capital expenditures, including: (1) expenditures to acquire additional assets to grow our business, to expand and upgrade plant or pipeline capacity and to construct new plants, pipelines and storage facilities, and (2) well connection expenditures which are not classified as maintenance expenditures.

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity method investments for 2013. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	Maintenance		Expansion		Total
Segment	2013 Estimate	Nine months ended September 30, 2013	2013 Estimate	Nine months ended September 30, 2013	2013 Estimate	Nine months ended September 30, 2013
	(Millions)
Northeast G&P	$10	$6	$1,625	$1,260	$1,635	$1,266
Atlantic-Gulf	155	110	1,150	741	1,305	851
West	120	65	145	104	265	169
NGL & Petchem Services	20	12	380	219	400	231
Other	—	4	—	—	—	4
Total	$305	$197	$3,300	$2,324	$3,605	$2,521

Cash Distributions to Unitholders
We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased our quarterly distribution from $0.8625 with respect to the second quarter of 2013 to $0.8775 per unit, which resulted in a third quarter 2013 distribution of approximately $442 million that will be paid on November 12, 2013, to the general and limited partners of record at the close of business on November 5, 2013. (See Note 3 – Allocation of Net Income and Distributions of Notes to Consolidated Financial Statements.)
Sources (Uses) of Cash

	Nine months ended September 30,
	2013	2012
	(Millions)
Net cash provided (used) by:
Operating activities	$1,591	$1,476
Financing activities	897	2,429
Investing activities	(2,444)	(3,700)
Increase (decrease) in cash and cash equivalents	$44	$205

Management’s Discussion and Analysis (Continued)

Operating activities
The factors that determine operating activities are largely the same as those that affect net income, with the exception of noncash expenses such as depreciation and amortization. The increase in net cash provided by operating activities is primarily due to proceeds from insurance recoveries on the Eminence Storage Field leak and Geismar Incident and net favorable changes in operating working capital.
Financing activities
Significant transactions include:

•	$370 million net proceeds received in 2013 from commercial paper issuances;

•	$1.705 billion in 2013 and $960 million in 2012 received from revolver borrowings;

•	$745 million net proceeds received from our August 2012 public offering of $750 million of senior unsecured notes due 2022;

•	$395 million net proceeds received from Transco’s July 2012 issuance of $400 million of senior unsecured notes due 2042;

•	$2.080 billion in 2013 and $960 million in 2012 paid on revolver borrowings;

•	$325 million paid to retire Transco’s 8.875 percent notes that matured in July 2012;

•	$1.962 billion received from our equity offerings in 2013, including $143 million received from Williams, which was used to repay revolver borrowings;

•
$1.559 billion received from our equity offerings in 2012 which was used to fund a portion of the cash purchase price of the Caiman Acquisition, for capital expenditures and for general partnership purposes;

•	$1 billion received from Williams in 2012 for common units issued, used for the funding of a portion of the cash purchase price of the Caiman Acquisition;

•
$1.404 billion, including $1.073 billion to Williams, in 2013 and $1.046 billion, including $810 million to Williams, in 2012 related to quarterly cash distributions paid to limited partner unitholders and our general partner;

•	$300 million received in contributions from noncontrolling interests in 2013.
Investing activities
Significant transactions include:

•	Capital expenditures of $2.117 billion in 2013 and $1.449 billion in 2012;

•	$1.72 billion paid, net of purchase price adjustments, for the Caiman Acquisition in 2012;

•	$325 million paid, net of cash acquired in the transaction, for entities acquired in the Laser Acquisition in 2012;

•	Purchases of and contributions to our equity method investments of $344 million in 2013 and $282 million in 2012.

Management’s Discussion and Analysis (Continued)

Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 8 – Fair Value Measurements and Note 9 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2013.

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
Third-Quarter 2013 Changes in Internal Controls
There have been no changes during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
On January 18, 2013, the NMED issued a Notice of Violation to Four Corners relating to permitting issues for condensate storage tanks at the La Jara Compressor Station. Four Corners has been in discussions with the NMED about such permitting issues since early 2011. The NMED withdrew the Notice of Violation on September 9, 2013.
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
Other
The additional information called for by this item is provided in Note 9 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
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
Item 5. Other Information

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On May 7, 2013, we issued a press release announcing our financial results for the quarter ended March 31, 2013 (First Quarter Press Release). The First Quarter Press Release noted that Williams had agreed to waive IDRs of up to $200 million over the next four quarters to support our cash distribution metrics. Our general partner is the sole holder of the IDRs. To effect such waiver of the IDRs, on October 25, 2013, our general partner executed Amendment No. 10 to our Amended and Restated Agreement of Limited Partnership (Amendment No. 10). Amendment No. 10 provides that our general partner may, with respect to each quarter ending on or before March 31, 2014, reduce distributions of available cash to the holder of the IDRs in an amount or percentage as determined by our general partner. Our general partner is a wholly owned subsidiary of Williams. The description of Amendment No. 10 in this Item 5 is qualified in its entirety by reference to the copy of Amendment No. 10 filed in Exhibit 3.3 to this report, which is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.		Description

Exhibit 3.1	—
Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) and incorporated herein by reference).

Exhibit 3.2	—
Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) and incorporated herein by reference).

*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, 9, and 10.

Exhibit 3.4	—
Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

Exhibit 10.1	—
First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) and incorporated herein by reference).

*Exhibit 10.2	—	Director Compensation Policy dated November 29, 2005, as revised August 27, 2013.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.1	—
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

*    Filed herewith
**    Furnished herewith

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
October 31, 2013

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 3.1	—
Certificate of Limited Partnership of Williams Partners L.P. (filed on May 2, 2005 as Exhibit 3.1 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) and incorporated herein by reference).

Exhibit 3.2	—
Certificate of Formation of Williams Partners GP LLC (filed on May 2, 2005 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-124517) and incorporated herein by reference).

*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, 9, and 10.

Exhibit 3.4	—
Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

Exhibit 10.1	—
First Amended & Restated Credit Agreement, dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599) and incorporated herein by reference).

*Exhibit 10.2	—	Director Compensation Policy dated November 29, 2005, as revised August 27, 2013.

*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.

*Exhibit 31.1	—
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

*    Filed herewith
**    Furnished herewith