Form 10-K
period 2013-12-31
Williams Partners L.P.
filed 2014-02-26
CIK 1324518

\

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common units held by non-affiliates based on the closing sale price of such units as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second quarter was approximately $6,919,922,129.

The registrant had 438,625,699 common units outstanding as of February 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
None

WILLIAMS PARTNERS L.P.
FORM 10-K

DEFINITIONS
The following is a listing of certain abbreviations, acronyms and other industry terminology used throughout this Annual Report.

Measurements:
Barrel: One barrel of petroleum products that equals 42 U.S. gallons
BPD: Barrels per day
Bcf : One billion cubic feet of natural gas
Bcf/d: One billion cubic feet of natural gas per day
British Thermal Unit (Btu): A unit of energy needed to raise the temperature of one pound of water by one degree
Fahrenheit
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mbbls/d: One thousand barrels per day
Mdth/d: One thousand dekatherms per day
MMcf/d: One million cubic feet per day
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
TBtu: One trillion British thermal units
Consolidated Entities:
Constitution: Constitution Pipeline Company, LLC
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline, LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which we account for as an equity investment, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Caiman II: Caiman Energy II, LLC
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.
Laurel Mountain: Laurel Mountain Midstream, LLC
OPPL: Overland Pass Pipeline Company LLC
Government and Regulatory:
EPA: Environmental Protection Agency
Exchange Act, the: Securities and Exchange Act of 1934, as amended
FERC: Federal Energy Regulatory Commission
IRS: Internal Revenue Service
SEC: Securities and Exchange Commission
Other:
B/B Splitter: Butylene/Butane splitter

Caiman Acquisition: Our April 2012 purchase of 100 percent of Caiman Eastern Midstream, LLC located in the
Ohio River Valley area of the Marcellus Shale region
DAC: Debutanized aromatic concentrate
Fractionation: The process by which a mixed stream of natural gas liquids is separated into its constituent products, such as ethane, propane, and butane
IDR: Incentive distribution right
Laser Acquisition: Our February 2012 purchase from Delphi Midstream Partners, LLC of 100 percent of certain entities that operate in Susquehanna County, PA and southern New York
LNG: Liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins:  NGL revenues less Btu replacement cost, plant fuel, transportation, and fractionation
NYSE: New York Stock Exchange
Throughput:  The volume of product transported or passing through a pipeline, plant, terminal, or other facility
Williams: The Williams Companies, Inc.

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
WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents electronically with the SEC under the Exchange Act. These reports include, among other disclosures, information on any transactions we may engage in with our general partner and its affiliates and on fees and other amounts paid or accrued to our general partner and its affiliates. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain such reports from the SEC’s Internet website at www.sec.gov.
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
GENERAL
We are a publicly traded Delaware limited partnership formed by Williams in 2005. We were formed to own, operate and acquire a diversified portfolio of complementary energy assets. We focus on natural gas transportation; gathering, treating, and processing; storage; NGL fractionation; olefins production; and oil transportation. As of December 31, 2013,Williams owns an approximate 62 percent limited partnership interest in us and all of our 2 percent general partner interest.
Williams is an energy infrastructure company that trades on the NYSE under the symbol “WMB.”
Our principal executive offices are located at One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 918-573-2000.
CANADA DROPDOWN
In February 2014, we agreed to acquire certain of Williams’ Canadian operations, including an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility and B/B Splitter at Redwater, Alberta and the Boreal pipeline. The transaction is expected to close in February 2014. We expect to fund the transaction with $25 million of cash, the issuance of 25,577,521 Class D limited-partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In lieu of cash distributions, the Class D units will receive quarterly distributions of additional paid-in-kind Class D units, all of which will be convertible to common units at a future date. The agreement also provides that we can issue additional Class D units to Williams on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions.
FINANCIAL INFORMATION ABOUT SEGMENTS
See Part II, Item 8 — Financial Statements and Supplementary Data.

BUSINESS SEGMENTS
Operations of our businesses are located in North America. We manage our business and analyze our results of operations on a segment basis. Our operations are divided into four business segments:

•
Northeast G&P — this segment includes our natural gas gathering and processing and NGL fractionation businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain and a 47.5 percent equity investment in Caiman II.

•
Atlantic-Gulf — this segment includes our interstate natural gas pipeline, Transco, and significant natural gas gathering and processing and crude oil production handling and transportation in the Gulf Coast region, as well as a 50 percent equity investment in Gulfstream, a 41 percent interest in Constitution (a consolidated entity), and a 60 percent equity investment in Discovery.

•	West — this segment includes our natural gas gathering, processing and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline.

•
NGL & Petchem Services — this segment includes our NGL and natural gas marketing business, an NGL fractionator and storage facilities near Conway, Kansas, a 50 percent equity investment in OPPL, and an 83.3 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region.

Detailed discussion of each of our business segments follows. For a discussion of our ongoing expansion projects, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Northeast G&P
This segment includes our natural gas gathering and processing and NGL fractionation business in the Marcellus and Utica shale regions in Pennsylvania, West Virginia, New York, and Ohio.

The following tables summarize our significant operated assets as of December 31, 2013:

	Natural Gas Gathering Assets

			Inlet
		Pipeline	Capacity	Ownership
	Location	Miles	(Bcf/d)	Interest	Supply Basins

Ohio Valley	West Virginia	174	0.8	100%	Appalachian
Susquehanna Supply Hub	Pennsylvania & New York	277	2.3	100%	Appalachian
Laurel Mountain (1)	Pennsylvania	2,044	0.7	51%	Appalachian
_________

(1)
Statistics reflect 100 percent of the assets from the jointly owned investment that we operate; however, our financial statements report equity method income from this investment based on our equity ownership percentage.

Natural Gas Processing Facilities

NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Fort Beeler	Marshall County, WV	0.5	62	100%	Appalachian
Laurel Mountain
We own a 51 percent equity interest in a joint venture, Laurel Mountain, that includes a gathering system that we operate in western Pennsylvania. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with exposure to natural gas prices, to gather the anchor customer’s production in the western Pennsylvania area of the

Marcellus Shale.

Caiman II
We own a 47.5 percent equity interest in Caiman II. We, along with Caiman Energy, LLC and others are working to develop large-scale natural gas gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale, primarily in Ohio and northwest Pennsylvania. Caiman II is engaged in the construction of the Blue Racer Midstream project, a joint project between Caiman II and Dominion to serve oil and gas producers in the Utica Shale, primarily in Ohio and Northwest Pennsylvania. Caiman II owns a 48 percent interest in the Blue Racer Midstream project whose assets include nearly 600 miles of large-diameter gathering pipelines that span the Utica Shale, the Natrium complex in Marshall County, West Virginia, and a transmission pipeline connecting Natrium to the gathering system. The Natrium complex currently includes a 200 MMcf/d cryogenic processing plant and a 46,000 Bbls/d fractionator. Expansion plans include the addition of Natrium II, a second 200 MMcf/d processing plant, at Natrium by the end of the first quarter of 2014. Construction of an additional 200 MMcf/d processing plant is underway at the Berne complex in Monroe County, Ohio. Berne I is expected to come online in the third quarter of 2014.
Operating Statistics

	2013	2012	2011

Volumes: (1)
Gathering (Tbtu)	606	340	141
Plant inlet natural gas volumes (Tbtu)	105	55	n/a
NGL production volumes (Mbbls/d) (2)	9	7	n/a
__________

(1)	Excludes volumes associated with Partially Owned Entities.

(2)	Annual average Mbbls/d.
Atlantic-Gulf
This segment includes an interstate natural gas pipeline that extends from the Gulf of Mexico to the eastern seaboard, as well as natural gas gathering, processing and treating, production handling, and NGL fractionation assets within the onshore, offshore shelf, and deepwater areas in and around the Gulf Coast states of Texas, Louisiana, Mississippi, and Alabama.

Transco

Transco is an interstate natural gas transmission company that owns and operates a 9,700-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the offshore Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and 12 southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey and Pennsylvania.

At December 31, 2013, Transco’s system had a mainline delivery capacity of approximately 5.9 MMdth of natural gas per day from its production areas to its primary markets, including delivery capacity from the mainline to locations on its Mobile Bay Lateral. Using its Leidy Line along with market-area storage and transportation capacity, Transco can deliver an additional 4.3 MMdth of natural gas per day for a system-wide delivery capacity total of approximately 10.2 MMdth of natural gas per day. Transco’s system includes 45 compressor stations, four underground storage fields, and an LNG storage facility. Compression facilities at sea level-rated capacity total approximately 1.7 million horsepower.

Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that we own and operate. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 200 Bcf of natural gas. At December 31, 2013, our customers had stored in our facilities approximately 143 Bcf of natural gas. In addition, wholly owned subsidiaries of Transco operate and hold a 35 percent ownership interest in Pine Needle LNG Company, LLC, an LNG storage facility with 4 Bcf of storage capacity. Storage capacity permits Transco’s customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.

Gulfstream

Gulfstream is an interstate natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida. We own, through a subsidiary, a 50 percent interest in Gulfstream. Spectra Energy Corporation, through its subsidiary, Spectra Energy Partners, LP, owns the other 50 percent interest. We share operating responsibilities for Gulfstream with Spectra Energy Corporation.
Discovery

We own a 60 percent equity interest in and operate the facilities of Discovery. Discovery’s assets include a 600
MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 32 Mbbls/d NGL fractionator plant near Paradis, Louisiana, and an offshore natural gas gathering and transportation system in the Gulf of Mexico. Construction is in progress for the Keathley Canyon Connector, a deepwater lateral pipeline in the central deepwater Gulf of Mexico. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects.

Gathering & Processing Assets

The following tables summarize our significant operated assets as of December 31, 2013:

	Natural Gas Gathering Assets

			Inlet
		Pipeline	Capacity	Ownership
	Location	Miles	(Bcf/d)	Interest	Supply Basins

Canyon Chief & Blind Faith	Deepwater Gulf of Mexico	139	0.5	100%	Eastern Gulf of Mexico
Seahawk	Deepwater Gulf of Mexico	115	0.4	100%	Western Gulf of Mexico
Perdido Norte	Deepwater Gulf of Mexico	105	0.3	100%	Western Gulf of Mexico
Offshore shelf & other	Gulf of Mexico	46	0.2	100%	Eastern Gulf of Mexico
Offshore shelf & other	Gulf of Mexico	208	1.1	100%	Western Gulf of Mexico
Discovery (1)	Gulf of Mexico	358	0.6	60%	Central Gulf of Mexico

	Natural Gas Processing Facilities

			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Markham	Markham, TX	0.5	45	100%	Western Gulf of Mexico
Mobile Bay	Coden, AL	0.7	30	100%	Eastern Gulf of Mexico
Discovery (1)	Larose, LA	0.6	32	60%	Central Gulf of Mexico
_________

(1)
Statistics reflect 100 percent of the assets from the jointly owned investment that we operate; however, our financial statements report equity method income from this investment based on our equity ownership percentage.

Crude Oil Transportation and Production Handling Assets
In addition to our natural gas assets, we own and operate four deepwater crude oil pipelines and own production platforms serving the deepwater in the Gulf of Mexico. Our offshore floating production platforms provide centralized services to deepwater producers such as compression, separation, production handling, water removal, and pipeline landings.
The following tables summarize our significant crude oil transportation pipelines and production handling platforms as of December 31, 2013:

	Crude Oil Pipelines

	Pipeline	Capacity	Ownership
	Miles	(Mbbls/d)	Interest	Supply Basins

Mountaineer & Blind Faith	155	150	100%	Eastern Gulf of Mexico
BANJO	57	90	100%	Western Gulf of Mexico
Alpine	96	85	100%	Western Gulf of Mexico
Perdido Norte	74	150	100%	Western Gulf of Mexico

	Production Handling Platforms

		Crude/NGL
	Gas Inlet	Handling
	Capacity	Capacity	Ownership
	(MMcf/d)	(Mbbls/d)	Interest	Supply Basins

Devils Tower	210	60	100%	Eastern Gulf of Mexico
Discovery Grand Isle 115 (1)	150	10	60%	Central Gulf of Mexico
_________

(1)
Statistics reflect 100 percent of the assets from the jointly owned investment that we operate; however, our financial statements report equity method income from this investment based on our equity ownership percentage.

Operating Statistics

	2013	2012	2011
Volumes: (1)
Interstate natural gas pipeline throughput (Tbtu)	3,153	2,774	2,408
Gathering (Tbtu)	137	163	133
Plant inlet natural gas (Tbtu)	270	303	247
NGL production (Mbbls/d) (2)	34	42	30
NGL equity sales (Mbbls/d) (2)	7	9	9
Crude oil transportation (Mbbls/d) (2)	117	126	105
_____________

(1)	Excludes volumes associated with Partially Owned Entities.

(2)	Annual average Mbbls/d.
West
This segment includes an interstate natural gas pipeline, as well as natural gas gathering and processing assets in Colorado, New Mexico, and Wyoming.

Northwest Pipeline
Northwest Pipeline is an interstate natural gas transmission company that owns and operates a natural gas pipeline system extending from the San Juan basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon, and Washington to a point on the Canadian border near Sumas, Washington. Northwest Pipeline provides services for markets in Washington, Oregon, Idaho, Wyoming, Nevada, Utah, Colorado, New Mexico, California, and Arizona directly or indirectly through interconnections with other pipelines.

At December 31, 2013, Northwest Pipeline’s system, having long-term firm transportation and storage redelivery agreements of approximately 3.9 MMdth/d, was composed of approximately 3,900 miles of mainline and lateral transmission pipelines and 41 transmission compressor stations having a combined sea level-rated capacity of approximately 472,000 horsepower.

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

Gas Gathering & Processing Assets

The following tables summarize our significant operated assets as of December 31, 2013:

	Natural Gas Gathering Assets

			Inlet
		Pipeline	Capacity	Ownership
	Location	Miles	(Bcf/d)	Interest	Supply Basins

Rocky Mountain	Wyoming	3,587	1.1	100%	Wamsutter & SW Wyoming
Four Corners	Colorado & New Mexico	3,841	1.8	100%	San Juan
Piceance	Colorado	328	1.4	(1)	Piceance
__________

(1)
We own 60 percent of a gathering system in the Ryan Gulch area, which we operate, with 140 miles of pipeline and 200 MMcf/d of inlet capacity. We own and operate 100 percent of the balance of the Piceance gathering system.

	Natural Gas Processing Facilities

			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Opal	Opal, WY	1.5	70	100%	SW Wyoming
Echo Springs	Echo Springs, WY	0.7	58	100%	Wamsutter
Ignacio	Ignacio, CO	0.5	23	100%	San Juan
Kutz	Bloomfield, NM	0.2	12	100%	San Juan
Willow Creek	Rio Blanco County, CO	0.5	30	100%	Piceance
Parachute	Garfield County, CO	1.3	7	100%	Piceance

In addition, we own and operate natural gas treating facilities in New Mexico and Colorado, which bring natural gas to specifications allowable by major interstate pipelines. At our Milagro treating facility we use gas-driven turbines that have the capacity to produce 60 mega-watts per day of electricity which we primarily sell into the local electrical grid.

Operating Statistics

	2013	2012	2011

Interstate natural gas pipeline throughput (Tbtu)	717	658	638
Gathering volumes (Tbtu)	988	1,111	1,103
Plant inlet natural gas volumes (Tbtu)	1,174	1,281	1,345
NGL production volumes (Mbbls/d) (1)	100	160	159
NGL equity sales volumes (Mbbls/d) (1)	33	68	68
__________

(1)	Annual average Mbbls/d.
NGL & Petchem Services

Gulf Olefins

We have an 83.3 percent undivided interest and operatorship of the olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf region. Our olefins business also operates an ethylene storage hub at Mont Belvieu using leased third-party underground storage caverns.

Our olefins production facility has a total production capacity of 1.35 billion pounds of ethylene and 90 million pounds of propylene per year. Our feedstocks for the cracker are ethane and propane; as a result, these assets are primarily exposed to the price spread between ethane and propane, and ethylene and propylene, respectively. Ethane and propane are available for purchase from third parties and from affiliates. We own ethane and propane pipeline systems in Louisiana that provide feedstock transportation to the Geismar plant and other third-party crackers. We also own a pipeline that has the capacity to supply 12 Mbbls/d of ethane from Discovery’s Paradis fractionator to the Geismar plant.

On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects. Repairs are underway and an expansion is planned to increase the facility’s ethylene production capacity by 600 million pounds per year. Following the repair and plant expansion, the Geismar plant is expected to be operational in June 2014. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.)

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

Marketing Services

We market NGL products to a wide range of users in the energy and petrochemical industries. The NGL marketing business transports and markets our equity NGLs from the production at our processing plants, and also markets NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers, and the NGL volumes owned by Discovery. The NGL marketing business bears the risk of price changes in these NGL volumes while they are being transported to final sales delivery points. In order to meet sales contract obligations, we may purchase products in the spot market for resale. Other than a long-term agreement to sell our equity NGLs transported on OPPL to ONEOK Hydrocarbon L.P., the majority of sales are based on supply contracts of one year or less in duration. Sales to ONEOK Hydrocarbon L.P., accounted for 10 percent, 14 percent, and 17 percent of our consolidated revenues in 2013, 2012, and 2011, respectively.

In certain situations to facilitate our gas gathering and processing activities, we buy natural gas from our producer customers for resale.

We also market olefin products to a wide range of users in the energy and petrochemical industries. In order to meet sales contract obligations, we may purchase olefin products for resale.

Other NGL & Petchem Operations
We own interests in and/or operate NGL fractionation and storage assets. These assets include a 50 percent interest in an NGL fractionation facility near Conway, Kansas, with capacity of slightly more than 100 Mbbls/d and a 31.5 percent interest in another fractionation facility in Baton Rouge, Louisiana, with a capacity of 60 Mbbls/d. We also own approximately 20 million barrels of NGL storage capacity in central Kansas near Conway.

We own approximately 170 miles of pipelines in the Houston Ship Channel area which transport a variety of products including ethane, propane, ammonia, tertiary butyl alcohol, and other industrial products used in the petrochemical industry. We also own a tunnel crossing pipeline under the Houston Ship Channel which contains multiple pipelines which are leased to third parties.

We also own a 14.6 percent equity interest in Aux Sable and its Channahon, Illinois, gas processing and NGL fractionation facility near Chicago. The facility is capable of processing up to 2.1 Bcf/d of natural gas from the Alliance Pipeline system and fractionating approximately 102 Mbbls/d of extracted liquids into NGL products. Additionally, Aux Sable owns an 80 MMcf/d gas conditioning plant and a 12-inch, 83-mile gas pipeline infrastructure in North Dakota that provides additional NGLs to Channahon from the Bakken Shale in the Williston basin.

We also operate and own a 50 percent ownership interest in OPPL. OPPL is capable of transporting 255 Mbbls/d and includes approximately 1,096 miles of NGL pipeline extending from Opal, Wyoming, to the Mid-Continent NGL market center near Conway, Kansas, along with extensions into the Piceance and Denver-Julesberg basins in Colorado. In 2013, a pipeline connection and capacity expansions were installed to accommodate volumes coming from the Bakken Shale in the Williston basin in North Dakota. Our equity NGL volumes from our two Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term transportation agreement.

Operating Statistics

	2013	2012	2011

Geismar ethylene sales (millions of pounds)	467	1,058	1,038

Service Assets, Customers, and Contracts

Interstate Natural Gas Pipeline Assets

Our interstate natural gas pipelines are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce are subject to regulation. The rates are established through the FERC’s ratemaking process.

Our interstate natural gas pipelines transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, municipal utilities, direct industrial users, electric power generators, and natural gas marketers and producers. We have firm transportation and storage contracts that are generally long-term contracts with various expiration dates and account for the major portion of our regulated businesses. Additionally, we offer storage services and interruptible firm transportation services under short-term agreements.

Gathering, Processing and Treating Assets

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
Our gas processing services generate revenues primarily from the following three types of contracts:

•
Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the Btu heating value. Our customers are entitled to the NGLs produced in connection with this type of processing agreement. Beginning in 2013, a portion of our fee-based processing revenues includes a share of the margins on the NGLs produced. For the year ended December 31, 2013, 72 percent of the NGL production volumes were under fee-based contracts.

•
Keep-whole: Under keep-whole contracts, we (1) process natural gas produced by customers, (2) retain some or all of the extracted NGLs as compensation for our services, (3) replace the Btu content of the retained NGLs that were extracted during processing with natural gas purchases, also known as shrink replacement gas, and (4) deliver an equivalent Btu content of natural gas for customers at the plant outlet. NGLs we retain in connection with this type of processing agreement are referred to as our equity NGL production. Under these agreements, we have commodity price exposure on the difference between NGL and natural gas prices. For the year ended December 31, 2013, 26 percent of the NGL production volumes were under keep-whole contracts.

•
Percent-of-Liquids: Under percent-of-liquids processing contracts, we (1) process natural gas produced by customers, (2) deliver to customers an agreed-upon percentage of the extracted NGLs, (3) retain a portion of the extracted NGLs as compensation for our services, and (4) deliver natural gas to customers at the plant outlet. Under this type of contract, we are not required to replace the Btu content of the retained NGLs that were extracted during processing, and are therefore only exposed to NGL price movements. NGLs we retain in connection with this type of processing agreement are also referred to as our equity NGL production. For the year ended December 31, 2013, 2 percent of the NGL production volumes were under percent-of-liquids contracts.

Our gathering and processing agreements have terms ranging from month-to-month to the life of the producing lease. Generally, our gathering and processing agreements are long-term agreements.

Demand for gas gathering and processing services is dependent on producers’ drilling activities, which is impacted by the strength of the economy, natural gas prices, and the resulting demand for natural gas by manufacturing and industrial companies and consumers. Our gas gathering and processing customers are generally natural gas producers who have proved and/or producing natural gas fields in the areas surrounding our infrastructure. During 2013, our facilities gathered and processed gas for approximately 220 customers. Our top five gathering and processing customers accounted for approximately 50 percent of our gathering and processing revenue.

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
Crude Oil Transportation and Production Handling Assets
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
Significant Service Revenues
Revenues by service that exceeded 10 percent of consolidated revenue include:

	2013	2012	2011
Service:	(Millions)
Regulated natural gas transportation and storage	1,713	1,609	1,569
Gathering & processing	932	844	703
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
We also own interests in and operate two offshore transmission pipelines that are regulated by the FERC because they are deemed to transport gas in interstate commerce. Black Marlin Pipeline Company provides transportation service for offshore Texas production in the High Island area and redelivers that gas to intrastate pipeline interconnects near Texas City. Discovery provides transportation service for offshore Louisiana production from the South Timbalier, Grand Isle, Ewing Bank, and Green Canyon (deepwater) areas to an onshore processing facility and downstream interconnect points with major interstate pipelines. In addition, we own a 50 percent interest in, and operate OPPL, which is an interstate natural gas liquids pipeline regulated by the FERC pursuant to the Interstate Commerce Act. OPPL provides transportation service pursuant to tariffs filed with the FERC.
Pipeline Safety
Our gas pipelines are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, and the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation (USDOT) administers federal pipeline safety laws.
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
On January 3, 2012, the Pipeline Safety Act was enacted. The Pipeline Safety Act requires USDOT to complete a number of reports in preparation for potential rulemakings. The issues addressed in these rulemaking provisions include, but are not limited to, the use of automatic or remotely controlled shut-off valves on new or replaced transmission line facilities, modifying the requirements for pipeline leak detection systems, and expanding the scope of the pipeline integrity management requirements. USDOT is considering these and other provisions in the Pipeline Safety Act and has sought public comment on changes to the standards in its pipeline safety regulations.
Pipeline integrity regulations
We have developed an enterprise wide Gas Integrity Management Plan that we believe meets the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for gas transmission pipelines that could affect high consequence areas in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified high consequence areas and developed baseline assessment plans. We completed the assessments within the required time frames, with one exception which was reported to PHMSA. Ongoing periodic reassessments and initial assessments of any new high consequence areas are expected to be completed within the time frames required by the rule. We estimate that the cost to be incurred in 2014 associated with this program to be approximately $43 million, most of which we expect to be capital expenditures. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Northwest Pipeline’s and Transco’s rates.
We developed a Liquid Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires liquid pipeline operators to develop an integrity management program for liquid transmission pipelines that could affect high consequence areas (whether onshore or offshore) in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations we utilized government defined high consequence areas and developed baseline assessment plans. We completed assessments within the required time frames. We estimate that the cost to complete the remediation associated with the 2013 assessments will be approximately $100,000, most of which we expect to be included in 2014 operating expenses. Ongoing periodic reassessments and initial assessments of any new high consequence areas are expected to be completed within the time frames required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business.
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

Our olefins assets are also subject to the liquid pipeline safety and integrity regulations previously discussed above since both Louisiana and Texas have adopted the integrity management regulations defined by PHMSA.

See Note 14 – Contingent Liabilities and Commitments of our Notes to Consolidated Financial Statements for further details on our regulatory matters.

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
For additional information regarding the potential impact of federal, state, tribal or local regulatory measures on our business and specific environmental issues, please refer to “Risk Factors – Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures and could exceed expectations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental” and “Environmental Matters” in Note 14 – Contingent Liabilities and Commitments of our Notes to Consolidated Financial Statements.
COMPETITION
Interstate Natural Gas Pipelines

The natural gas industry has undergone significant change over the past two decades. A highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. More recently large reserves of shale gas have been discovered, in many cases much closer to major market centers. As a result, pipeline capacity is being used more efficiently and competition among pipeline suppliers to connect growing supply to market has increased.

Local distribution company (LDC) and electric industry restructuring by states have affected pipeline markets. Pipeline operators are increasingly challenged to accommodate the flexibility demanded by customers and allowed under tariffs. The state plans have, in some cases, discouraged LDCs from signing long-term contracts for new capacity.

States have developed new plans that require utilities to encourage energy saving measures and diversify their energy supplies to include renewable sources. This has lowered the growth of residential gas demand. However, due to relatively low prices of natural gas, demand for electric power generation has increased.

These factors have increased the risk that customers will reduce their contractual commitments for pipeline capacity from traditional producing areas. Future utilization of pipeline capacity will depend on these factors and others impacting both U.S. and global demand for natural gas.

Gathering and Processing
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

Olefins Production
Ethylene and propylene markets, and therefore our olefins business, compete in a worldwide marketplace. Due to our NGL feedstock position at Geismar, we expect to benefit from the lower cost position in North America versus other crude based feedstocks worldwide. The majority of North American olefins producers have significant downstream petrochemical manufacturing for plastics and other products. As such, they buy or sell ethylene and propylene as required. We operate as a merchant seller of olefins with no downstream manufacturing, and therefore can be either a supplier or a competitor at any given time to these other companies. We compete on the basis of service, price and availability of the products we produce.

For additional information regarding competition for our services or otherwise affecting our business, please refer to “Risk Factors - The long-term financial condition of our natural gas transportation and midstream businesses is dependent on the continued availability of natural gas supplies in the supply basins that we access and demand for those supplies in our traditional markets, “-Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results,” and “- We may not be able to replace, extend, or add additional customer contracts or contracted volumes on favorable terms, or at all, which could affect our financial condition, the amount of cash available to pay distributions, and our ability to grow.”
EMPLOYEES
We do not have any employees. We are managed and operated by the directors and officers of our general partner. At February 1, 2014, our general partner or its affiliates employed approximately 4,909 full-time employees, a substantial portion of which support our operations and provide services to us. Additionally, our general partner and its affiliates provide general and administrative services to us. For further information, please read “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence — Reimbursement of Expenses of our General Partner.”
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
As of December 31, 2013, we have no revenue or segment profit/loss attributable to international activities.

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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and execute investment opportunities;

•	Ability to acquire new businesses and assets and successfully integrate those operations and assets into our existing businesses, as well as successfully expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of capital;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the Securities and Exchange Commission.
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

RISK FACTORS
You should carefully consider the following risk factors in addition to the other information in this report. Each of these factors could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our securities.

Prices for NGLs, olefins, natural gas, oil and other commodities, are volatile and this volatility could adversely affect our financial results, cash flows, access to capital and ability to maintain our existing businesses.
Our revenues, operating results, future rate of growth and the value of certain components of our businesses depend primarily upon the prices of NGLs, olefins, natural gas, oil, or other commodities, and the differences between prices of these commodities. Price volatility can impact both the amount we receive for our products and services and the volume of products and services we sell. Prices affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Price volatility can also have an adverse effect on our business, results of operations, financial condition, cash flows and our ability to make cash distributions to unitholders.
The markets for NGLs, olefins, natural gas, oil and other commodities are likely to continue to be volatile. Wide fluctuations in prices might result from one or more factors beyond our control, including:

•	Worldwide and domestic supplies of and demand for natural gas, NGLs, olefins, oil, and related commodities;

•	Turmoil in the Middle East and other producing regions;

•	The activities of the Organization of Petroleum Exporting Countries;

•	The level of consumer demand;

•	The price and availability of other types of fuels or feedstocks;

•	The availability of pipeline capacity;

•	Supply disruptions, including plant outages and transportation disruptions;

•	The price and quantity of foreign imports of natural gas and oil;

•	Domestic and foreign governmental regulations and taxes;

•	The credit of participants in the markets where products are bought and sold.
The long-term financial condition of our natural gas transportation and midstream businesses is dependent on the continued availability of natural gas supplies in the supply basins that we access and demand for those supplies in our traditional markets.
Our ability to maintain and expand our natural gas transportation and midstream businesses depends on the level of drilling and production by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline and gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. In addition, low prices for natural gas, regulatory limitations, or the lack of available capital could adversely affect the development and production of additional natural gas reserves, the installation of gathering, storage, and pipeline transportation facilities and the import and export of natural gas supplies. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers. A failure to obtain access to sufficient natural gas supplies will adversely impact our ability to maximize the capacities of our gathering, transportation and processing facilities.

Demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as electricity, coal, fuel oils or nuclear energy could reduce demand for natural gas in our markets and have an adverse effect on our business.
A failure to obtain access to sufficient natural gas supplies or a reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition and results of operations.
We may not be able to grow or effectively manage our growth.
As part of our growth strategy, we consider acquisition opportunities and engage in significant capital projects. We recently implemented our project lifecycle process and refocused our investment evaluation process. These are processes we use to identify, evaluate and execute on acquisition opportunities and capital projects. We may not always have sufficient and accurate information to identify and value potential opportunities and risks or our investment evaluation process may be incomplete or flawed. Regarding potential acquisitions, suitable acquisition candidates may not be available on terms and conditions we find acceptable or, where multiple parties are trying to acquire an acquisition candidate, we may not be chosen as the acquirer. If we are able to acquire a targeted business, we may not be able to successfully integrate the acquired businesses and realize anticipated benefits in a timely manner. Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing or treating pipelines and facilities, NGL transportation, fractionation or storage facilities or olefins processing facilities, as well as the expansion of existing facilities. We also face all the risks associated with construction. These risks include the inability to obtain skilled labor, equipment, materials, permits, rights-of-way and other required inputs in a timely manner such that projects are completed on time and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:

•
Changing circumstances and deviations in variables could negatively impact our investment analysis, including our projections of revenues, earnings and cash flow relating to potential investment targets, resulting in outcomes which are materially different than anticipated;

•
We could be required to contribute additional capital to support acquired businesses or assets. We may assume liabilities that were not disclosed to us, that exceed our estimates and for which contractual protections are either unavailable or prove inadequate;

•
Acquisitions could disrupt our ongoing business, distract management, divert financial and operational resources from existing operations and make it difficult to maintain our current business standards, controls and procedures;

•	Acquisitions and capital projects may require substantial new capital, either by the issuance of debt or equity, and we may not be able to access capital markets or obtain acceptable terms.
If realized, any of these risks could have an adverse impact on our results of operations, including the possible impairment of our assets, and could also have an adverse impact on our financial position, cash flows and our ability to make cash distributions to unitholders.
We do not own all of the interests in the Partially Owned Entities, which could adversely affect our ability to operate and control these assets in a manner beneficial to us.
Because we do not control the Partially Owned Entities, we may have limited flexibility to control the operation of or cash distributions received from these entities. The Partially Owned Entities’ organizational documents require distribution of their available cash to their members on a quarterly basis; however, in each case, available cash is reduced, in part, by reserves appropriate for operating the businesses. At December 31, 2013, our investments in the Partially Owned Entities accounted for approximately 10 percent of our total consolidated assets. Conflicts of interest may arise in the future between us, on the one hand, and our Partially Owned Entities, on the other hand, with regard to our Partially Owned Entities’ governance, business, and operations. If a conflict of interest arises between us and a Partially Owned Entity, other owners may control the Partially Owned Entity’s actions with respect to such matter

(subject to certain limitations), which could be detrimental to our business. Any future disagreements with the other co-owners of these assets could adversely affect our ability to respond to changing economic or industry conditions, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to unitholders.
We may not have sufficient cash from operations to enable us to pay cash distributions or to maintain current or expected levels of cash distributions following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.
We may not have sufficient cash each quarter to pay cash distributions or maintain current or expected levels of cash distributions. The actual amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	The amount of cash that our subsidiaries and the Partially Owned Entities distribute to us;

•	The amount of cash we generate from our operations, our working capital needs, our level of capital expenditures, and our ability to borrow;

•	The restrictions contained in our indentures and credit facility and our debt service requirements;

•	The cost of acquisitions, if any.

Unitholders should be aware that the amount of cash we have available for distribution depends primarily on our cash flow, including cash reserves and working capital or other borrowings, and not solely on profitability, which will be affected by noncash items. As a result, we may make cash distributions during periods when we record losses, and we may not make cash distributions during periods when we record net income. A failure to pay distributions or to pay distributions at expected levels could result in a loss of investor confidence, reputational damage and a decrease in the value of our unit price.

Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.
We have numerous competitors in all aspects of our businesses, and additional competitors may enter our markets. Some of our competitors are large oil, natural gas and petrochemical companies that have greater access to supplies of natural gas and NGLs than we do. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make strategic investments or acquisitions. Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies or to devote greater resources to the construction, expansion or refurbishment of their facilities than we can. Similarly, a highly-liquid competitive commodity market in natural gas and increasingly competitive markets for natural gas services, including competitive secondary markets in pipeline capacity, have developed. As a result, pipeline capacity is being used more efficiently, and peaking and storage services are increasingly effective substitutes for annual pipeline capacity. Failure to successfully compete against current and future competitors could have a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to make cash distributions to unitholders.

We may not be able to replace, extend, or add additional customer contracts or contracted volumes on favorable terms, or at all, which could affect our financial condition, the amount of cash available to pay distributions, and our ability to grow.
We rely on a limited number of customers and producers for a significant portion of our revenues and supply of natural gas and NGLs. Although many of our customers and suppliers are subject to long-term contracts, if we are unable to replace or extend such contracts or add additional customers, each on favorable terms, if at all, our financial condition, growth plans, and the amount of cash available to pay distributions could be adversely affected. Our ability to replace, extend, or add additional customer or supplier contracts on favorable terms, or at all is subject to a number of factors, some of which are beyond our control, including:

•	The level of existing and new competition in our businesses or from alternative fuel sources, such as electricity, coal, fuel oils, or nuclear energy;

•
Natural gas, NGL, and olefins prices, demand, availability and margins in our markets. Higher prices for energy commodities related to our businesses could result in a decline in the demand for those commodities and, therefore, in customer contracts or throughput on our pipeline systems. Also, lower energy commodity prices could result in a decline in the production of energy commodities resulting in reduced customer contracts, supply contracts, and throughput on our pipeline systems;

•	General economic, financial markets and industry conditions;

•	The effects of regulation on us, our customers and our contracting practices;

•
Our ability to understand our customers’ expectations, efficiently and reliably deliver high quality services and effectively manage customer relationships. The results of these efforts will impact our reputation and positioning in the market.

Our operations are subject to operational hazards and unforeseen interruptions.
There are operational risks associated with the gathering, transporting, storage, processing and treating of natural gas, the fractionation, transportation and storage of NGLs, processing of olefins, and crude oil transportation and production handling, including:

•	Aging infrastructure and mechanical problems;

•	Damages to pipelines and pipeline blockages or other pipeline interruptions;

•	Uncontrolled releases of natural gas (including sour gas), NGLs, brine or industrial chemicals;

•	Collapse or failure of storage caverns;

•	Operator error;

•	Damage caused by third-party activity, such as operation of construction equipment;

•	Pollution and other environmental risks;

•	Fires, explosions, craterings and blowouts;

•	Truck and rail loading and unloading;

•	Operating in a marine environment.

Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, loss of services to our customers, reputational damage and substantial losses to us. The location of certain segments of our facilities in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. An event such as those described above could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance.
We do not insure against all potential risks and losses and could be seriously harmed by unexpected liabilities or by the inability of our insurers to satisfy our claims.
In accordance with customary industry practice, we maintain insurance against some, but not all, risks and losses, and only at levels we believe to be appropriate. Williams currently maintains excess liability insurance with limits of $610 million per occurrence and in the annual aggregate with a $2 million per occurrence deductible. This insurance covers Williams, its subsidiaries, and certain of its affiliates, including us, for legal and contractual liabilities arising out of bodily injury or property damage, including resulting loss of use to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability for full limits, with the first $135 million of insurance also providing gradual pollution liability coverage for natural gas and NGL operations.
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
The time required to return our Geismar olefins plant to operation following the explosion and fire at the facility on June 13, 2013, and the extent and timing of costs and insurance recoveries related to the incident could be materially different than we anticipate and could cause our financial results and levels of distributions to be materially different than we project.
Our projections of financial results and expected levels of distributions are based on numerous assumptions and estimates, including but not limited to the time required to return our Geismar, Louisiana olefins plant to operation and complete the expansion project at the facility following the explosion and fire at the plant on June 13, 2013, and the extent and timing of costs and insurance recoveries related to the incident. Our financial results and levels of distributions could be materially different than we project if our assumptions and estimates related to the incident are materially different than actual outcomes.
Our assets and operations, as well as our customers’ assets and operations, can be adversely affected by weather and other natural phenomena.
Our assets and operations, especially those located offshore, as well as our customers’ assets and operations, can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes, fires and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers’ operations or a significant liability for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Acts of terrorism could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Given the volatile nature of the commodities we transport, process, store and sell, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport or distribute natural gas, NGLs or other commodities. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows and on our ability to make cash distributions to unitholders.
Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.
We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies, practices and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants and assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists,” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. We could also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information.
Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud or unethical conduct, could result in damage to our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations.

The natural gas sales, transportation and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines, including a reasonable rate of return.
In addition to regulation by other federal, state and local regulatory authorities, under the Natural Gas Act of 1938, interstate pipeline transportation and storage service is subject to regulation by the FERC. Federal regulation extends to such matters as:

•	Transportation and sale for resale of natural gas in interstate commerce;

•	Rates, operating terms, types of services and conditions of service;

•	Certification and construction of new interstate pipelines and storage facilities;

•	Acquisition, extension, disposition or abandonment of existing interstate pipelines and storage facilities;

•	Accounts and records;

•	Depreciation and amortization policies;

•	Relationships with affiliated companies who are involved in marketing functions of the natural gas business;

•	Market manipulation in connection with interstate sales, purchases or transportation of natural gas.
Regulatory or administrative actions in these areas including, successful complaints or protests against the rates of the gas pipelines, can affect our business in many ways, including decreasing tariff rates and revenues, decreasing volumes in our pipelines, increasing our costs and otherwise altering the profitability of our pipeline business.
Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities and expenditures that could exceed expectations.
Our operations are subject to extensive federal, state, tribal and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment and the security of chemical and industrial facilities. Substantial costs, liabilities, delays and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, storage, processing and treating of natural gas, fractionation, transportation and storage of NGLs, processing of olefins, and crude oil transportation and production handling as well as waste disposal practices. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations and delays in granting permits.
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

In addition, climate change regulations and the costs associated with the regulation of emissions of greenhouse gases (GHGs) have the potential to affect our business. Regulatory actions by the EPA or the passage of new climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage our GHG compliance program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services.
If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues and cash available to pay distributions could be adversely affected.
We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Because we do not own these third-party pipelines or other facilities, their continuing operation is not within our control. If these pipelines or facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas or NGL products to end use markets or to receive deliveries of mixed NGLs, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnect or in operations on third-party pipelines or facilities that would cause a material reduction in volumes transported on our pipelines or our gathering systems or processed, fractionated, treated or stored at our facilities could have a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to make cash distributions to unitholders.

Legal and regulatory proceedings and investigations relating to the energy industry have adversely affected our business and may continue to do so. The operation of our businesses might also be adversely affected by changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers.

Public and regulatory scrutiny of the energy industry has resulted in the proposal and/or implementation of increased regulations. Such scrutiny has also resulted in various inquiries, investigations and court proceedings, including litigation of energy industry matters. Both the shippers on our pipelines and regulators have rights to challenge the rates we charge under certain circumstances. Any successful challenge could materially affect our results of operations.
Certain inquiries, investigations and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines and/or penalties, or other regulatory action, including legislation, which might be materially adverse to the operation of our business and our results of operations or increase our operating costs in other ways. Current legal proceedings or other matters, including environmental matters, suits, regulatory appeals and similar matters might result in adverse decisions against us which, among other outcomes, could result in the imposition of substantial penalties and fines and could damage our reputation. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
In addition, existing regulations might be revised or reinterpreted, and new laws and regulations might be adopted or become applicable to us, our facilities or our customers. If new laws or regulations are imposed relating to oil and gas extraction, or if additional levels of reporting, regulation or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas and other products that we transport, gather, process and treat could decline and our results of operations could be adversely affected.
Certain of our gas pipeline services are subject to long-term, fixed-price contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts.
Our gas pipelines provide some services pursuant to long-term, fixed price contracts. It is possible that costs to perform services under such contracts will exceed the revenues our pipelines collect for their services. Although most of the services are priced at cost-based rates that are subject to adjustment in rate cases, under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” that may be above or below the FERC regulated cost-based rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs that could be produced by inflation or other factors relating to the specific facilities being used to perform the services.
Our operating results for certain components of our business might fluctuate on a seasonal basis.
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
We do not own all of the land on which our pipelines and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. In those instances in which we do not own the land on which our facilities are located, we obtain the rights to construct and operate our pipelines and gathering systems on land owned by third parties and governmental agencies for a specific period of time. In addition, some of our facilities cross Native American lands pursuant to rights-of-way of limited term. We may not have the right of eminent domain over land owned by Native American tribes. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, and financial condition, cash flows and our ability to make cash distributions to unitholders.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.

Our businesses may be negatively impacted by adverse economic conditions or future disruptions in global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have recently been affected by concerns over U.S. fiscal policy, including uncertainty regarding federal spending and tax policy, as well as the U.S. federal government’s debt ceiling and the federal deficit. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manners described above.
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
A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital, and our costs of doing business.
A downgrade of our credit ratings might increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition our ability to access capital markets could be limited by a downgrade of our credit ratings as well as by economic, market or other disruptions.
Credit rating agencies perform independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
We are exposed to the credit risk of our customers and counterparties, and our credit risk management may not be adequate to protect against such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies may not be adequate to fully eliminate customer and counterparty credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off doubtful accounts. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make cash distributions to unitholders.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt as of December 31, 2013, was $9,057 million.
The agreements governing our indebtedness contain covenants that restrict our and our material subsidiaries’ ability to incur certain liens to support indebtedness and our ability to merge or consolidate or sell all or substantially all of our assets. In addition, certain of our debt agreements contain various covenants that restrict or limit, among other things, our ability to make certain distributions during the continuation of an event of default, the ability of our subsidiaries to incur additional debt, and our and our material subsidiaries’ ability to enter into certain affiliate transactions and certain restrictive agreements and to change the nature of our business. Certain of our debt agreements also contain, and those we enter into in the future may contain, financial covenants and other limitations with which we will need to comply. Williams’ debt agreements contain similar covenants with respect to Williams and its subsidiaries, including us.
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

•
Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, the payment of distributions, general partnership purposes or other purposes;

•
Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to expand or pursue our business activities and preventing us from engaging in certain transactions that might otherwise be considered beneficial to us.

Our ability to comply with our debt covenants, to repay, extend, or refinance our existing debt obligations and to obtain future credit will depend primarily on our operating performance. Our ability to refinance existing debt obligations or obtain future credit will also depend upon the current conditions in the credit markets and the availability of credit generally. If we are unable to comply with these covenants, meet our debt service obligations or obtain future credit on favorable terms, or at all, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.
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
Our ability to obtain credit in the future could be affected by Williams’ credit ratings.
Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans, dividends and distributions paid to it by its subsidiaries. Williams’ cash flows are typically utilized to service debt and pay dividends on the common stock of Williams, with the balance, if any, reinvested in its subsidiaries as loans or contributions to capital. Due to our relationship with Williams, our ability to obtain credit will be affected by Williams’ credit ratings. If Williams were to experience a deterioration in its credit standing or financial condition, our access to credit and our ratings could be adversely affected. Any future downgrading of a Williams credit rating may also result in a downgrading of our credit rating. A downgrading of a Williams credit rating could limit our ability to obtain financing in the future upon favorable terms, if at all.
Institutional knowledge residing with current employees nearing retirement eligibility or with our former employees might not be adequately preserved.

We expect that a significant percentage of employees will become eligible for retirement over the next three years. In certain areas of our business, institutional knowledge resides with employees who have many years of service. As these employees reach retirement age or their services are no longer available to Williams, Williams may not be able to replace them with employees of comparable knowledge and experience. In addition, Williams may not be able to retain or recruit other qualified individuals, and our efforts at knowledge transfer could be inadequate. If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.
Our hedging activities might not be effective and could increase the volatility of our results.
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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. The Dodd-Frank Act provides for statutory and regulatory requirements for derivative transactions, including oil and gas hedging transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring certain transactions to be transacted on exchanges for which cash collateral will be required. These new rules and regulations could increase the cost of derivative contracts or reduce the availability of derivatives. Although we believe the derivative contracts that we enter into should not be impacted by position limits and should to a large extent be exempt from the requirement to trade these transactions on exchanges and to clear these transactions through a central clearing house or to post collateral, the impact upon our businesses will depend on the outcome of the implementing regulations that are continuing to be adopted by the Commodities Futures Trading Commission.
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
Our investments and projects located outside of the United States expose us to risks related to the laws of other countries, and the taxes, economic conditions, fluctuations in currency rates, political conditions and policies of foreign governments. These risks might delay or reduce our realization of value from our international projects.
We currently own and might acquire and/or dispose of material energy-related investments and projects outside the United States. The economic, political and legal conditions and regulatory environment in the countries in which we have interests or in which we might pursue acquisition or investment opportunities present risks that are different from or greater than those in the United States. These risks include, among others, delays in construction and interruption of business, as well as risks of renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, including with respect to the prices we realize for the commodities we produce and sell. The uncertainty of the legal environment in certain foreign countries in which we develop or acquire projects or make investments could make it more difficult to obtain nonrecourse project financing or other financing on suitable terms, could adversely affect the ability of certain customers to honor their obligations with respect to such projects or investments and could impair our ability to enforce our rights under agreements relating to such projects or investments.
Operations and investments in foreign countries also can present currency exchange rate and convertibility, inflation and repatriation risk. In certain situations under which we develop or acquire projects or make investments, economic and monetary conditions and other factors could affect our ability to convert to U.S. dollars our earnings denominated in foreign currencies. In addition, risk from fluctuations in currency exchange rates can arise when our foreign subsidiaries expend or borrow funds in one type of currency, but receive revenue in another. In such cases, an adverse change in exchange rates can reduce our ability to meet expenses, including debt service obligations. We may or may not put contracts in place designed to mitigate our foreign currency exchange risks. We have some exposures that are not hedged and which could result in losses or volatility in our results of operations.
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
Williams owns and controls our general partner and appoints all of the directors of our general partner. All of the executive officers and certain directors of our general partner are officers and/or directors of Williams and certain of its affiliates and these persons will also owe fiduciary duties to those entities. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us, the directors and officers of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to Williams. Therefore, conflicts of interest may arise between Williams and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following factors:

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

•
As of December 31, 2013, Williams owns common units representing an approximate 62 percent limited partner interest in us. If a vote of limited partners is required in which Williams is entitled to vote, Williams will be able to vote its units in accordance with its own interests, which may be contrary to our interests or the interests of our unitholders;

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

•
Our general partner determines which costs incurred by it and its affiliates are reimbursable by us, controls the enforcement of obligations owed to us by it and its affiliates and decides whether to retain separate counsel, accountants or others to perform services for us;

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	Our general partner has limited liability regarding our contractual and other obligations and in some circumstances is required to be indemnified by us;

•
Pursuant to our partnership agreement, our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80 percent of our outstanding common units.

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

•
Provides that our general partner, its affiliates and their respective officers and directors will not be liable for monetary damages to us or our limited partners or assignees for any acts or omissions unless there has been a final and nonappealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such conduct was criminal;

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
Affiliates of our general partner, including Williams, are not limited in their ability to compete with us and may exclude us from opportunities with which they are involved. In addition, all of the executive officers and certain of the directors of our general partner are also officers and/or directors of Williams, and these persons will also owe fiduciary duties to Williams.
While our relationship with Williams and its affiliates is a significant attribute, it is also a source of potential conflicts. For example, Williams and its affiliates are in the natural gas business and are not restricted from competing with us. Williams and its affiliates may acquire, construct or dispose of natural gas industry assets in the future, some or all of which may compete with our assets, without any obligation to offer us the opportunity to purchase or construct such assets. In addition, all of the executive officers and certain of the directors of our general partner are also officers and/or directors of Williams and certain of its affiliates and will owe fiduciary duties to those entities as well as our unitholders and us.

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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by Williams. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. The vote of the holders of at least 66 2/3 percent of all outstanding limited partner units is required to remove our general partner. As of December 31, 2013, our general partner and its affiliates own approximately 64 percent of our outstanding limited partner units and, as a result, our public unitholders cannot remove our general partner without its consent.
Our allocation from Williams for costs for its defined benefit pension plans and other postretirement benefit plans are affected by factors beyond our and Williams’ control.
As we have no employees, employees of Williams and its affiliates provide services to us. As a result, we are allocated a portion of Williams’ costs in defined benefit pension plans covering substantially all of Williams’ or its affiliates’ employees providing services to us, as well as a portion of the costs of other postretirement benefit plans covering certain eligible participants providing services to us. The timing and amount of our allocations under the defined benefit pension plans depend upon a number of factors that Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates and changes in pension laws. Changes to these and other factors that can significantly increase our allocations could have a significant adverse effect on our financial condition and results of operations.
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
Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank, or classes of securities which ultimately convert into common units, will have the following effects:

•	Our unitholders’ proportionate ownership interest in us will decrease;

•	The amount of cash available to pay distributions on each unit may decrease;

•	The ratio of taxable income to distributions may decrease;

•	The relative voting strength of each previously outstanding unit may be diminished;

•	The market price of the common units may decline.

The existence and eventual sale of common units or securities convertible into common units, whether held by Williams or issued in our acquisitions and eligible for future sale may adversely affect the price of our common units.
Williams holds 279,472,244 common units, representing approximately 64 percent of our common units outstanding. Williams may, from time to time, sell all or a portion of its common units. We have also issued additional common units in connection with our acquisitions and we may also issue additional common units to other unaffiliated third parties in connection with future acquisitions. Sales of substantial amounts of common units by Williams or third parties, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and at a price that we deem appropriate.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
Pursuant to our partnership agreement, if at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. Our general partner may assign this right to any of its affiliates or to us. As a result, nonaffiliated unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Such unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered under the Exchange Act, we would no longer be subject to the reporting requirements of such Act.

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
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are nonrecourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by states and localities. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or if we were to become subject to a material amount of entity-level taxation for state or local tax purposes, then our cash available for distribution to unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which currently has a top marginal rate of 35 percent, and would likely pay state and local income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available to pay distributions to unitholders would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distributions to unitholders would be reduced. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of the common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.
The U.S. federal income tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect certain publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes, We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of the common units each month based upon the ownership of the common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
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
Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, unitholders will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.
The tax gain or loss on the disposition of the common units could be different than expected.
If a unitholder sells its common units, it will recognize gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and its tax basis in those common units. Prior distributions to a unitholder in excess of the total net taxable income that was allocated to a unitholder for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price the unitholder receives is less than the original cost. A substantial portion of the amount realized, regardless of whether such amount represents gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized may include a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its common units, the unitholder may incur a U.S. federal income tax liability in excess of the amount of cash it received from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as individual retirement accounts (IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to the unitholders who are organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, may be taxable to them as “unrelated business taxable income.” Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay U.S. federal income tax on their share of our taxable income.
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
A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, items of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder whose common units are loaned to a short seller to effect a short sale of common units. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.
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
In September 2007, the EPA requested, and our Transco subsidiary later provided, information regarding natural gas compressor stations in the states of Mississippi and Alabama as part of the EPA’s investigation of Transco’s compliance with the Clean Air Act. On March 28, 2008, the EPA issued notices of violation alleging violations of Clean Air Act requirements at these compressor stations. Transco met with the EPA in May 2008 and submitted a response denying the allegations in June 2008. In May 2011, Transco provided additional information to the EPA pertaining to these compressor stations in response to a request they had made in February 2011. In August 2010, the EPA requested, and Transco provided, similar information for a compressor station in Maryland. Since 2011 we have not received any additional requests for information related to these facilities.
On February 12, 2013, the NMED issued a Notice of Violation to Four Corners related to the alleged modification of turbine units and a separator tank and alleged failure to conduct performance tests on certain facilities at the La Jara Compressor Station. Four Corners has been in discussions with the NMED since 2012 regarding the separator tank and other permitting issues. On January 9, 2014, the NMED withdrew the Notice of Violation and advised that no further action is required.

Other
The additional information called for by this item is provided in Note 14 – Contingent Liabilities and Commitments of the Notes to Consolidated Financial Statements included under Part II, Item 8. Financial Statements of this report, which information is incorporated by reference into this item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders, and Distributions
Our common units are listed on the NYSE under the symbol “WPZ.” At the close of business on February 18, 2014, there were 438,625,699 common units outstanding, held by approximately 111,357 record holders and holders in street name, including common units held by an affiliate of Williams. In addition, our general partner holds all of our 2 percent general partner interest and incentive distribution rights.
The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported on the NYSE Composite Transactions Tape, and quarterly cash distributions paid to our unitholders.

	High	Low	Cash Distribution per Unit (1)
2013
First Quarter	$54.50	$48.06	$0.8475
Second Quarter	54.66	45.37	0.8625
Third Quarter	53.74	47.93	0.8775
Fourth Quarter	53.98	48.46	0.8925
2012
First Quarter	$65.39	$55.02	$0.7775
Second Quarter	58.26	48.28	0.7925
Third Quarter	55.90	50.50	0.8075
Fourth Quarter	55.48	45.01	0.8275
________

(1)
Represents cash distributions attributable to the quarter and declared and paid within 45 days after quarter end. We paid cash distributions to our general partner with respect to its general partner interest and incentive distribution rights that totaled $475 million and $413 million for the 2013 and 2012 periods, respectively.

Distributions of Available Cash
Within 45 days after the end of each quarter we will distribute all of our available cash, as defined in our partnership agreement, to common unitholders of record on the applicable record date. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

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

We will make distributions of available cash from operating surplus for any quarter in the following manner:

•	First, 98 percent to all common unitholders, pro rata, and 2 percent to our general partner, until each outstanding unit has received the minimum quarterly distribution for that quarter;

•	Thereafter, cash in excess of the minimum quarterly distributions is distributed to the common unitholders and the general partner based on the incentive percentages below.
Our general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.35	98%	2%
First Target Distribution	up to $0.4025	98%	2%
Second Target Distribution	above $0.4025 up to $0.4375	85%	15%
Third Target Distribution	above $0.4375 up to $0.5250	75%	25%
Thereafter	above $0.5250	50%	50%
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
In lieu of cash distributions, the Class D units that we plan to issue in connection with our previously discussed agreement to acquire certain Canadian operations from Williams will receive quarterly distributions of additional paid-in-kind Class D units. The Class D units will be convertible to common units at a future date.
The preceding discussion is based on the assumption that our general partner maintains its 2 percent general partner interest and that we do not issue additional classes of equity securities. In addition, our general partner agreed to temporarily waive a portion of incentive distributions in connection with certain assets acquired in 2012 and to support our cash distribution metrics as our large platform of growth projects moves toward completion. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion and Analysis of Financial Condition and Liquidity.”

Item 6. Selected Financial Data
The following financial data at December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	2013	2012	2011	2010	2009
	(Millions, except per-unit amounts)
Revenues	$6,685	$7,320	$7,714	$6,459	$5,149
Net income	1,070	1,232	1,511	1,188	1,063
Net income attributable to controlling interests	1,067	1,232	1,511	1,172	1,036
Net income per common unit (1)	1.45	1.89	3.69	2.66	2.88
Total assets at December 31 (1)	22,358	19,709	14,672	13,666	12,732
Commercial paper and long-term debt due within one year at December 31 (3)	225	—	324	458	15
Long-term debt at December 31 (1)(2)	9,057	8,437	6,913	6,365	2,981
Total equity at December 31 (1)	10,559	8,897	5,433	5,248	8,287
Cash distributions declared per unit	3.480	3.140	2.900	2.653	2.540
____________

(1)	The change in 2012 reflects assets acquired, as well as debt and equity issuances related to the Caiman and Laser Acquisitions.

(2)	The increase in 2010 reflects borrowings entered into related to an acquisition of certain businesses from Williams.

(3)	The increase in 2013 reflects borrowings under our commercial paper program initiated in 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas, NGLs, and olefins through our gas pipeline and midstream businesses.
Our interstate natural gas pipeline strategy is to create value by maximizing the utilization of our pipeline capacity by providing high quality, low cost transportation of natural gas to large and growing markets. Our gas pipeline businesses’ interstate transmission and storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established through the FERC’s ratemaking process. Changes in commodity prices and volumes transported have limited near-term impact on revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.
The ongoing strategy of our midstream operations is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers. These services include natural gas gathering, processing and treating, NGL fractionation and transportation, crude oil production handling and transportation, olefin production, marketing services for NGL, oil and natural gas, as well as storage facilities.
Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services.

•
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain and a 47.5 percent equity investment in Caiman II.

•
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transco, and significant natural gas gathering and processing and crude oil production handling and transportation in the Gulf Coast region, as well as a 50 percent equity investment in Gulfstream, a 60 percent equity investment in Discovery, and a 41 percent interest in Constitution (a consolidated entity).

•	West is comprised of our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline.

•
NGL & Petchem Services is comprised of our NGL and natural gas marketing business, an NGL fractionator and storage facilities near Conway, Kansas, a 50 percent equity investment in OPPL, and an 83.3 percent interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and various petrochemical and feedstock pipelines in the Gulf Coast region.

As of December 31, 2013, Williams holds an approximate 64 percent interest in us, comprised of an approximate 62 percent limited partner interest and all of our 2 percent general partner interest and IDRs.
Unless indicated otherwise, the following discussion and analysis of critical accounting estimates, results of operations, and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this document.
Canada Dropdown
In February 2014, we agreed to acquire certain of Williams’ Canadian operations, including an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta and the Boreal pipeline. The transaction is expected to close in February 2014. We expect to fund the transaction with $25 million of cash, the issuance of 25,577,521 Class D limited-partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In lieu of cash distributions, the Class D units will receive quarterly distributions of additional paid-in-kind Class D units, all of which will be convertible to common units at a future date. The agreement also provides that we can issue additional Class D units to Williams on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions.
Distributions
In January 2014, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.8925 per unit, an increase of approximately 2 percent over the prior quarter and 8 percent over the same period in the prior year. We expect to increase limited partner per-unit cash distributions by approximately 6 percent in 2014 and 2015.
Overview
Our results for the year ended December 31, 2013, were unfavorable compared to the prior year primarily due to lower NGL margins driven by reduced ethane recoveries and decreases in average NGL per-unit sales prices, as well as lower olefin margins associated with lost production resulting from the Geismar Incident. These unfavorable impacts were partially offset by growth in fee revenues, primarily from Northeast G&P. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects. This facility is part of our NGL & Petchem Services segment.
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
We are cooperating with the Chemical Safety Board and the EPA regarding their investigations of the Geismar Incident. While certain negotiations pertaining to various citations and assessments remain ongoing with the Occupational Safety and Heath Administration (OSHA), they have released the incident area back to us, and we are in the process of repairing the damage incurred. We have expensed $13 million of costs in 2013 under our insurance deductibles in Operating and maintenance expenses in the Consolidated Statement of Comprehensive Income. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. During the fourth quarter of 2013, we incurred $10 million of covered insurable expenses in excess of our retentions (deductibles) which partially offset $50 million of insurance proceeds received during the third quarter of 2013, which was reported as a gain in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Income.
Following the repair and plant expansion, the Geismar plant is expected to be in operation in June 2014. We expect our insurance coverage will significantly mitigate our financial loss. We currently estimate approximately $430 million of total cash recoveries from insurers related to business interruption losses and approximately $70 million related to the repair of the plant. Of these amounts, we received $50 million of insurance proceeds during 2013. In February 2014, the insurer agreed to pay a second installment of $125 million, which is expected to be received in the first quarter of 2014. We are impacted by certain uninsured losses, including amounts associated with the 60-day waiting period for business interruption, as well as other deductibles, policy limits, and uninsured expenses. Our assumptions and estimates, including the timing for the expanded plant return to operation, repair cost estimates, and insurance proceeds associated with our property damage and business interruption coverage are subject to various risks and uncertainties that could cause the actual results to be materially different.
Northeast G&P

Three Rivers Midstream
In April 2013, we announced an agreement to launch a new midstream joint project to provide gas gathering and gas processing services for production located in northwest Pennsylvania. The project is expected to invest in both wet-gas handling infrastructure and dry-gas infrastructure serving the Marcellus and Utica Shale wells in the area. We will initially own substantially all of the new project, Three Rivers Midstream, and operate the assets. Our partner has the right to invest capital and increase its ownership to a maximum of 50 percent by July 2015. Further development has been delayed pending additional evaluation of producers’ drilling plans.
Marcellus Shale
In the second quarter of 2013, we completed an expansion to our natural gas gathering system, processing facilities, and fractionator in our Ohio Valley Midstream business of the Marcellus Shale including a third turbo-expander at our Fort Beeler facility, which added 200 MMcf/d of processing capacity. In the first half of 2014, we expect to add fractionation capacity at our Moundsville fractionators bringing the NGL handling capacity to approximately 43 Mbbls/d, complete our first turbo-expander at our Oak Grove facility to add 200 MMcf/d of processing capacity, and finalize the construction of our first deethanizer with a capacity of 40 Mbbls/d and the associated 50-mile ethane line to Houston, Pennsylvania.
Caiman II
As a result of planned contributions through the second quarter of 2014, we expect, subject to regulatory approval, to increase our ownership in Caiman II from 47.5 percent up to approximately 59 percent. These additional contributions are used to fund a portion of Blue Racer Midstream, a joint project which comprises an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica Shale.
Atlantic-Gulf
Mid-Atlantic Connector
The Mid-Atlantic Connector Project involved an expansion of Transco’s mainline from an existing interconnection with East Tennessee Natural Gas in North Carolina to markets as far downstream as Maryland. We placed the project into service in the first quarter of 2013, and it increased capacity by 142 Mdth/d.
Gulfstar One
Effective April 1, 2013, we sold a 49 percent interest in Gulfstar One to a third party for $187 million, representing their proportionate share of estimated capital expenditures to date for the construction of Gulfstar FPS™, which is a proprietary floating production system and has been under construction since late 2011. It is supported by multiple agreements with two major producers to provide production handling, export pipeline, oil and gas gathering and gas processing services for the Tubular Bells field development located in the eastern deepwater Gulf of Mexico. The Gulfstar FPS™ will tie into our wholly owned oil and gas gathering and gas processing systems in the eastern Gulf of Mexico. Gulfstar FPS™ is expected to have an initial capacity of 60 Mbbls/d, up to 200 MMcf/d of natural gas and the capability to provide seawater injection services. We expect Gulfstar FPS™ to be capable of serving as a central host facility for other deepwater prospects in the area. The project is expected to be in service in the third quarter of 2014. In December 2013, Gulfstar One agreed to host the Gunflint development, which will result in an expansion of the Gulfstar One system to provide production handling capacity of 20 Mbbls/d and 40 MMcf/d for Gunflint. The Gunflint project has a first oil target of mid-2016, dependent on the producer’s development activities.

Mid-South
The Mid-South expansion project involved an expansion of Transco’s mainline from Station 85 in Choctaw County, Alabama to markets as far downstream as North Carolina. We placed the first phase of the project into service in the third quarter of 2012, which increased capacity by 95 Mdth/d. The second phase was placed into service in the second quarter of 2013, which increased capacity by an additional 130 Mdth/d.
Northeast Supply Link
The Northeast Supply Link Project involved an expansion of Transco’s existing natural gas transmission system from the Marcellus Shale production region on the Leidy Line to various delivery points in New York and New Jersey. The project was placed into service in the fourth quarter of 2013 and increased capacity by 250 Mdth/d.
Filing of rate cases
On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of the hearing. On August 27, 2013, Transco filed a stipulation and agreement with the FERC proposing to resolve all issues in this proceeding without the need for a hearing (Agreement). On December 6, 2013, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement will become effective March 1, 2014. We have provided a reserve for rate refunds of $98 million which we believe is adequate for required refunds as of December 31, 2013, under the Agreement. Refunds will be made on or before April 30, 2014.
Atlantic Sunrise
The Atlantic Sunrise Expansion Project involves an expansion of our existing natural gas transmission system along with greenfield facilities to provide firm transportation from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in Alabama.  We plan to file an application with the FERC in the second quarter of 2015 for approval of the project.  We plan to place the project into service during the second half of 2017 assuming timely receipt of all necessary regulatory approvals and it is expected to increase capacity by 1,700 Mdth/d.
NGL & Petchem Services
Overland Pass Pipeline
Through our equity investment in OPPL, we completed the construction of a pipeline connection and capacity expansions in the second quarter of 2013, which increased the pipeline’s capacity to 255 Mbbls/d, In addition, a new connection was completed in April 2013 to bring new NGL volumes to OPPL from the Bakken Shale in the Williston basin.
Volume impacts in 2013
Due to unfavorable ethane economics, we reduced our recoveries of ethane in our plants during most of 2013, which resulted in 31 percent lower NGL production volumes and 48 percent lower NGL equity sales volumes in 2013 compared to 2012.
As a result of the Geismar Incident, ethylene sales volumes have decreased 56 percent in 2013 compared to 2012.
Volatile commodity prices
NGL margins were approximately 40 percent lower in 2013 compared to 2012 driven by reduced ethane recoveries, as previously mentioned, coupled with lower NGL prices and higher natural gas prices, and the absence of hedge gains recognized in 2012, which primarily increased our realized non-ethane sales prices. However, our average per-unit composite NGL margin in 2013 has increased slightly compared to 2012 as the relative mix of NGL products produced has shifted to a greater proportion of higher-margin non-ethane products.

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
The following graph illustrates the effects of this price volatility, notably the decline in equity ethane sales driven by reduced recoveries, as well as the margin differential between ethane and non-ethane products and the relative mix of those products.

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter
(excludes partially owned plants)
Cents per gallon
Gallons (Millions)
1.35
1.15
0.95
0.75
0.55
0.35
0.15
-0.05
750
620
490
360
230
100
(30)
Q1'11
Q2'11
Q3'11
Q4'11
Q1'12
Q2'12
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin (cents per gallon)
Realized non-ethane margin (cents per gallon)
Realized NGL margin (cents per gallon)

Company Outlook
Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. We seek to accomplish this through further developing our scale positions in current key markets and basins and entering new growth markets and basins where we can become the large-scale service provider. We will maintain a strong commitment to safety, environmental stewardship, operational excellence and customer satisfaction. We believe that accomplishing these goals will position us to deliver an attractive return to our unitholders.
Fee-based businesses are a significant component of our portfolio. As we continue to transition to an overall business mix that is increasingly fee-based, the influence of commodity price fluctuations on our operating results and cash flows is expected to become somewhat less significant.
As previously noted, the financial impact of the Geismar Incident is expected to be significantly mitigated by our insurance policies. We expect the timing of recognizing recoveries under our business interruption policy will favorably impact our operating results in 2014.

Our business plan for 2014 reflects both significant capital investment and continued growth in distributions. Our planned capital investments for 2014 total approximately $3.6 billion. We also expect approximately 6 percent growth in 2014 per-unit distributions. We expect to maintain an attractive cost of capital and reliable access to capital markets, both of which will allow us to pursue development projects and acquisitions.
Potential risks and obstacles that could impact the execution of our plan include:

•	General economic, financial markets, or industry downturn;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Lower than anticipated or delay in receiving insurance recoveries associated with the Geismar Incident;

•	Limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Lower than expected levels of cash flow from operations;

•	Counterparty credit and performance risk;

•	Decreased volumes from third parties served by our midstream business;

•	Lower than anticipated energy commodity prices and margins;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage.
We continue to address these risks through maintaining a strong financial position and ample liquidity, as well as through managing a diversified portfolio of energy infrastructure assets.
In 2014, we anticipate an overall improvement in operating results compared to 2013 primarily due to an increase in our fee based and olefins businesses, partially offset by lower NGL margins and higher operating expenses associated with the growth of our business.
The following factors, among others, could impact our businesses in 2014.
Commodity price changes
NGL and olefin price changes have historically correlated somewhat with changes in the price of crude oil, although NGL, olefin, crude, and natural gas prices are highly volatile and difficult to predict. Commodity margins are highly dependent upon regional supply/demand balances of natural gas as they relate to NGL margins, while olefins are impacted by continued demand within the global economy. NGL prices will benefit from exports to satisfy global demand. NGL products are currently the preferred feedstock for ethylene and propylene production and are expected to remain advantaged over crude-based feedstocks into the foreseeable future.
In 2014, we anticipate slightly higher overall commodity prices as compared to 2013:

•	Natural gas prices are expected to be higher in part due to the additional demand to replace the gas volumes withdrawn during the colder than normal weather over the past winter season.

•	Ethane prices are expected to be somewhat higher due to a modest increase in demand as well as slightly higher natural gas prices.

•	Propane prices are expected to be higher from an increase in exports and higher natural gas prices.

•
Ethylene prices are expected to be slightly lower as compared to 2013 prices.  The overall ethylene crack spread is also expected to be slightly lower due to the anticipated lower sales price and a projected higher ethane price.

Gathering, processing, and NGL sales volumes
The growth of natural gas production supporting our gathering and processing volumes is impacted by producer drilling activities, which are influenced by commodity prices including natural gas, ethane and propane prices. In addition, the natural decline in production rates in producing areas impact the amount of gas available for gathering and processing. Due in part to the higher natural gas prices in the early part of the year, we anticipate that overall drilling economics will improve slightly, which will benefit us in the long-term.

•
In our Northeast G&P segment, we anticipate significant growth compared to the prior year in our natural gas gathering and processing volumes as our infrastructure grows to support drilling activities in the region.

•
In our Atlantic-Gulf segment, we anticipate higher natural gas transportation volumes compared to 2013, as a result of expansion projects placed into service at Transco in 2013 and anticipated to be placed in service in 2014. We also expect higher production handling volumes compared to 2013, following the scheduled completion of Gulfstar FPS™ in third quarter 2014.

•	Our West segment expects an unfavorable impact in equity NGL volumes in 2014 compared to 2013, primarily due to a customer contract that expired in September 2013.

•	In 2014, we anticipate a continuation of periods when it will not be economical to recover ethane.
Olefin production volumes
Our NGL & Petchem Services segment anticipates higher ethylene volumes in 2014 compared to 2013, substantially due to the repair and expansion of the Geismar plant expected to be in operation in the second quarter of 2014.
Other

•
In our NGL & Petchem Services segment, we expect to receive insurance recoveries under our business interruption policy related to the Geismar Incident that will favorably impact our operating results in 2014.

•
We anticipate higher operating expenses in 2014 compared to 2013, including depreciation expense related to our growing operations in our Northeast G&P segment and expansion projects in our Atlantic-Gulf and NGL & Petchem Services segments.

•	In our Atlantic-Gulf segment, we expect higher equity earnings compared to 2013 following the scheduled completion of Discovery’s Keathley Canyon Connector™ lateral in the fourth quarter of 2014.
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

In September 2011, we filed an application with the FERC seeking authorization to abandon these four caverns. In February 2013, the FERC issued an order approving the abandonment. We estimate the remaining cost to complete the abandonment of the caverns will be approximately $7 million, and is expected to be spent through the first half of 2014.

As of December 31, 2013, we have incurred approximately $93 million of these abandonment costs. Management considers these costs to be prudent costs incurred in the abandonment of these caverns. Consistent with the terms of the recent rate case, we expensed $12 million in 2013 related to a portion of the Eminence abandonment regulatory asset that will not be recovered in rates. We have also recognized income of $16 million in 2013 related to insurance recoveries associated with this event.
Expansion Projects
We expect to invest total capital in 2014 among our business segments as follows:

Expansion Capital
Segment:	(Millions)
Northeast G&P	$1,400
Atlantic-Gulf	1,300
West	75
NGL & Petchem Services	500
Our ongoing major expansion projects include the following:
Northeast G&P

•
Expansion of our gathering infrastructure including compression and gathering pipelines in the Susquehanna Supply Hub in northeastern Pennsylvania as production in the Marcellus increases. The Susquehanna Supply Hub is expected to reach a natural gas take away capacity of 3 Bcf/d by 2015.

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

•	Expansions to the Laurel Mountain gathering system infrastructure to increase the capacity to 667 MMcf/d by the end of 2015 through capital to be invested within this equity investment.

•
Construction of the Blue Racer Midstream joint project, an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica Shale, primarily in Ohio and Northwest Pennsylvania through capital to be invested within our Caiman II equity investment. Expansion plans include the addition of Natrium II, a second 200 MMcf/d processing plant, at Natrium by the end of the first quarter of 2014. Construction of an additional 200 MMcf/d processing plant is underway at the Berne complex in Monroe County, Ohio. Berne I is expected to come online in the third quarter of 2014.

Atlantic-Gulf

•
We will design, construct, and install our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services, as previously discussed. Construction is under way and the project is expected to be in service in the third quarter of 2014. The previously discussed expansion that increases Gulfstar One’s production handling capacity related to the Gunflint Development is expected to be completed in mid- 2016, dependent on the producer’s development activities.

•
Discovery is constructing a 215-mile, 20-inch deepwater lateral pipeline in the central deepwater Gulf of Mexico that it will own and operate. Discovery has signed long-term agreements with anchor customers for natural gas gathering and processing services for production from the Keathley Canyon and Green Canyon areas. The Keathley Canyon Connector™ lateral will originate from a third-party floating production facility in the southeast portion of the Keathley Canyon area and will connect to Discovery’s existing 30-inch offshore natural gas transmission system. The gas will be processed at Discovery’s Larose Plant and the NGLs will be fractionated at Discovery’s Paradis Fractionator. The lateral pipeline is estimated to have the capacity to flow more than 400 MMcf/d and will accommodate the tie-in of other deepwater prospects. The pipeline is expected to be in service in the fourth quarter of 2014.

•
The Atlantic Sunrise Expansion Project involves an expansion of our existing natural gas transmission system along with greenfield facilities to provide firm transportation from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in Alabama.  We plan to file an application with the FERC in the second quarter of 2015 for approval of the project.  We plan to place the project into service during the second half of 2017 assuming timely receipt of all necessary regulatory approvals and it is expected to increase capacity by 1,700 Mdth/d.

•
In September 2013, we filed an application with the FERC for Transco’s Leidy Southeast Expansion project to expand our existing natural gas transmission system from the Marcellus Shale production region on Transco’s Leidy Line in Pennsylvania to delivery points along its mainline as far south as Station 85 in Alabama. We plan to place the project into service during the fourth quarter of 2015, and expect it to increase capacity by 525 Mdth/d.

•
In July 2013, we filed an application with the FERC for an expansion of Transco’s Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. We plan to place the project into service during the second quarter of 2015 and it is expected to increase capacity on the line by 225 Mdth/d.

•
In June 2013, we filed an application with the FERC for authorization to construct and operate the new jointly owned Constitution pipeline. We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 120-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in late 2015 to 2016, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers.

•
In April 2013, we filed an application with the FERC for Transco’s Northeast Connector project to expand our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We plan to place the project into service during the second half of 2014, and expect it to increase capacity by 100 Mdth/d.

•
In January 2013, we filed an application with the FERC for Transco’s Rockaway Delivery Lateral project to construct a three-mile offshore lateral to a distribution system in New York. We plan to place the project into service during the second half of 2014, the capacity of the lateral is expected to be 647 Mdth/d.

•
In December 2012, we filed an application with the FERC for Transco’s Virginia Southside project to expand our existing natural gas transmission system from New Jersey to a proposed power station in Virginia and a delivery point in North Carolina. We plan to place the project into service during the third quarter of 2015, and expect it to increase capacity by 270 Mdth/d.

West

•
Due to a reduction in drilling in the Piceance basin during 2012 and early 2013, we delayed the in-service date of our 350 MMcf/d cryogenic natural gas processing plant in Parachute that was planned for service in 2014. We are currently planning an in-service date in mid-2016. We will continue to monitor the situation to determine whether a different in-service date is warranted.

NGL & Petchem Services

•
As a result of the Geismar Incident, the expansion of our Geismar olefins production facility is expected to be completed when the Geismar plant returns to operation, which is expected to occur in June 2014. The expansion is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us and is expected to increase our ownership of the Geismar production facility from the current 83.3 percent.
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
Goodwill
At December 31, 2013, our Consolidated Balance Sheet includes $646 million of goodwill. We performed our annual assessment of goodwill for impairment as of October 1. All of our goodwill is allocated to our Northeast G&P segment (the reporting unit). In our evaluation, our estimate of the fair value of the reporting unit exceeded its carrying value by 15 percent, including goodwill, and thus no impairment was recognized in 2013. The fair value of the reporting unit was estimated by an income approach utilizing discounted cash flows and corroborated with a market capitalization analysis.
Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements. Our calculation of fair value used a discount rate of 10.5 percent. We estimate that an increase of approximately 140 basis points in the discount rate could result in a fair value of the reporting unit below its carrying value, all other variables held constant.
Equity-method investments
At December 31, 2013, our Consolidated Balance Sheet includes approximately $2.2 billion of investments that are accounted for under the equity method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.
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
No impairments of investments accounted for under the equity method have been recorded for the year ended December 31, 2013.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2013. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Years Ended December 31,
	2013	$ Change from 2012*	% Change from 2012*	2012	$ Change from 2011*	% Change from 2011*	2011
	(Millions)
Revenues:
Service revenues	$2,910	+201	+7%	$2,709	+192	+8%	$2,517
Product sales	3,775	-836	-18%	4,611	-586	-11%	5,197
Total revenues	6,685			7,320			7,714
Costs and expenses:
Product costs	3,048	+478	+14%	3,526	+425	+11%	3,951
Operating and maintenance expenses	1,029	-42	-4%	987	-39	-4%	948
Depreciation and amortization expenses	758	-44	-6%	714	-93	-15%	621
Selling, general, and administrative expenses	493	+60	+11%	553	-147	-36%	406
Other (income) expense – net	15	+8	+35%	23	-10	-77%	13
Total costs and expenses	5,343			5,803			5,939
Operating income	1,342			1,517			1,775
Equity earnings (losses)	104	-7	-6%	111	-31	-22%	142
Interest expense	(387)	+18	+4%	(405)	+10	+2%	(415)
Other income (expense) – net	11	+2	+22%	9	—	—	9
Net income	1,070			1,232			1,511
Less: Net income attributable to noncontrolling interests	3	-3	NM	—	—	—	—
Net income attributable to controlling interests	$1,067			$1,232			$1,511

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
2013 vs. 2012
The increase in Service revenues is primarily due to higher fee revenues associated with the growth in the businesses acquired in the 2012 Caiman and Laser Acquisitions, as well as contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013. Additionally, natural gas transportation fee revenues increased from expansion projects placed into service in 2012 and 2013 and new rates effective during first-quarter 2013. Partially offsetting these increases are decreased gathering and processing fee revenues driven by lower volumes in the Piceance, Four Corners and eastern Gulf Coast areas.
The decrease in Product sales is primarily due to lower NGL production revenues driven by reduced ethane recoveries and decreases in average realized NGL per-unit sales prices, as well as a decrease in olefin production revenues primarily from the loss of production as a result of the Geismar Incident, partially offset by higher olefin per-unit sales prices. Additionally, marketing revenues decreased resulting from lower NGL per-unit prices and lower crude oil and ethane volumes, partially offset by higher non-ethane volumes. The changes in marketing revenues are more than offset by similar changes in marketing purchases, reflected above as Product costs.

The decrease in Product costs is primarily due to a decrease in NGL marketing purchases resulting from lower NGL prices and lower crude oil volumes, partially offset by higher non-ethane volumes. The changes in marketing purchases are substantially offset by similar changes in marketing revenues. In addition, olefin feedstock purchases decreased reflecting lower volumes and lower average per-unit feedstock costs. Costs associated with the production of NGLs also decreased primarily resulting from lower ethane recoveries, partially offset by an increase in average natural gas prices.
The increase in Operating and maintenance expenses is primarily associated with the subsequent growth in the operations of the businesses acquired in the Caiman and Laser Acquisitions and $13 million of costs incurred under our insurance deductibles resulting from the Geismar Incident. These increases are partially offset by lower compressor and natural gas pipeline maintenance and repair expenses primarily due to the absence of expenses related to the substantial completion of our natural gas pipeline integrity management plan during 2012, and lower operating costs in our Four Corners area, which experienced lower volumes.
The increase in Depreciation and amortization expenses reflects a full year of depreciation and amortization expense in 2013 associated with the businesses acquired in 2012 and depreciation on subsequent infrastructure additions, partially offset by the absence of increased depreciation in 2012 on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.
The decrease in Selling, general, and administrative expenses (SG&A) is primarily due to a reduction in allocated administrative expenses from Williams reflecting the absence of reorganization related costs incurred in 2012 (see Note 5 – Related Party Transactions of Notes to Consolidated Financial Statements) and the absence of acquisition and transition costs incurred in 2012 (see Note 2 – Acquisitions, Goodwill, and Other Intangible Assets of Notes to Consolidated Financial Statements).
Other (income) expense – net within Operating income includes the following decreases to net expense:

•	$40 million of income associated with net insurance recoveries related to the Geismar Incident in 2013;

•	$16 million of income from insurance recoveries related to the abandonment of certain of Eminence storage assets in 2013;

•	$9 million involuntary conversion gain recognized in 2013 related to a 2012 furnace fire for our Geismar olefins plant.
Other (income) expense – net within Operating income includes the following increases to net expense:

•	$25 million accrued loss for a settlement in principle of a producer claim against us;

•	$23 million increase in amortization expense related to our regulatory asset associated with asset retirement obligations;

•	$12 million expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates.
The decrease in Operating income generally reflects lower NGL production margins, lower olefin production margins, and higher operating costs, partially offset by increased fee revenues, higher marketing margins, lower SG&A expenses, and the net favorable changes in Other (income) expense – net as described above.
The unfavorable change in Equity earnings (losses) is primarily due to lower equity earnings from Discovery. This increase is partially offset by improved equity earnings from Laurel Mountain.
Interest expense decreased due to a $33 million increase in Interest capitalized related to construction projects, partially offset by a $15 million increase in Interest incurred primarily due to an increase in borrowings. (See Note 11 – Debt, Banking Arrangements, and Leases of Notes to Consolidated Financial Statements).

2012 vs. 2011
The increase in Service revenues is primarily due to increased gathering and processing fee revenues from higher volumes in the Marcellus Shale, including new volumes from the 2012 Caiman and Laser Acquisitions and higher volumes in the western deepwater Gulf of Mexico and in the Piceance basin. Additionally, natural gas pipeline transportation revenues increased from expansion projects placed into service in 2011 and 2012.

The decrease in Product sales is primarily due to lower NGL and olefin production revenues reflecting an overall decrease in average per-unit sales prices. Marketing revenues also decreased primarily due to significant decreases in NGL and olefin prices, partially offset by higher NGL and crude oil volumes, as well as new volumes from natural gas marketing activities.

The decrease in Product costs is primarily due to lower olefins feedstock costs reflecting a decrease in average per-unit prices and lower costs associated with the production of NGLs primarily due to a decrease in average natural gas prices. Marketing purchases also decreased primarily resulting from significantly lower average NGL prices, partially offset by higher NGL and crude oil volumes, as well as new volumes from natural gas marketing activities.
The increase in Operating and maintenance expenses is primarily due to increased employee-related benefit costs and increased pipeline maintenance as well as increased maintenance expenses primarily associated with our gathering and processing assets acquired in 2012, partially offset by lower costs in our Four Corners area related to the consolidation of certain operations.
The increase in Depreciation and amortization expenses is primarily associated with our gathering and processing assets acquired in 2012 (see Note 2 – Acquisitions, Goodwill, and Other Intangible Assets of Notes to Consolidated Financial Statements).
The increase in SG&A includes $66 million of higher allocated administrative costs from Williams reflecting our higher proportionate share of these costs and $25 million of reorganization-related costs in 2012 primarily relating to Williams’ engagement of a consulting firm to assist in better aligning resources to support our business strategy following Williams’ spin-off of WPX, which was completed December 31, 2011. SG&A in 2012 also includes $23 million of acquisition and transition-related costs as well as higher employee-related and information technology expenses driven by general growth within our midstream operations.
The decrease in Operating income generally reflects lower NGL production and marketing margins, as well as previously described increases in Operating and maintenance expenses, Depreciation and amortization expenses, and SG&A. Higher fee revenues and olefin production margins partially offset these decreases.
Equity earnings (losses) changed unfavorably primarily reflecting lower operating results at Laurel Mountain, Aux Sable, and Discovery and the impairment of two minor NGL processing plants at Laurel Mountain, partially offset by an increase in equity earnings resulting from the acquisition of an additional 24.5 percent interest in Gulfstream in May 2011.
Interest expense decreased due to an increase in Interest capitalized related primarily to gathering and processing construction projects, partially offset by an increase in Interest incurred related to increased borrowings.

Year-Over-Year Operating Results – Segments
Northeast G&P

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Service revenues	$335	$168	$49
Product sales	166	2	—
Segment revenues	501	170	49

Product costs	160	4	—
Depreciation and amortization expenses	132	76	5
Other segment costs and expenses	226	104	20
Equity (earnings) losses	7	23	1
Segment profit (loss)	$(24)	$(37)	$23

Our Northeast G&P segment includes our Susquehanna Supply Hub (primarily resulting from the acquisition of certain assets in 2010 and the Laser Acquisition in February 2012), our Ohio Valley Midstream business (primarily resulting from the Caiman Acquisition in April 2012), and our equity-method investments in Laurel Mountain and Caiman Energy II.
2013 vs. 2012
Service revenues increased due primarily to $129 million in higher gathering fees associated with 78 percent higher volumes driven by new well connections related to infrastructure additions placed into service in 2012 and 2013, a full year of operations associated with the gathering systems included in the 2012 acquisitions, and increased gathering rates associated with customer contract modifications primarily in the Susquehanna Supply Hub. Service revenues also reflect contributions from the processing and fractionation facilities placed in service in the latter half of 2012 and in 2013 in our Ohio Valley Midstream business.
Product sales in 2013 primarily represent new NGL marketing revenues attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as product costs.
Depreciation and amortization expenses reflect a full year of expenses in 2013 associated with the acquired businesses and depreciation on subsequent infrastructure additions.
Other segment costs and expenses increased primarily due to higher expenses associated with the acquired businesses and the subsequent growth in these operations. This increase includes approximately $26 million in higher employee-related costs and $19 million in higher outside service operating expenses including $15 million related to pipeline maintenance and repair costs. In addition, 2013 reflects a $25 million accrued loss for a settlement in principle of a producer claim against us and higher allocated support costs due to the relative growth in the businesses. These increases are partially offset by the absence of $23 million related to acquisition and transition costs incurred in 2012.

Equity (earnings) losses changed favorably primarily due to $15 million improved Laurel Mountain equity earnings driven primarily by 55 percent higher gathering volumes, the receipt of an annual minimum volume commitment fee in 2013, and lower leased compression expenses.
The favorable change in Segment profit (loss) is primarily due to an increase in fee revenues in the Susquehanna Supply Hub and Ohio Valley Midstream businesses, improved Laurel Mountain equity earnings and the absence of acquisition and transition costs incurred in 2012. These increases are partially offset by higher costs primarily in our Ohio Valley Midstream business and a $25 million charge associated with the settlement in principle of a producer claim against us.

2012 vs. 2011
Service revenues increased due to a $118 million increase in fee revenues primarily due to higher volumes in the Marcellus Shale, including new volumes on gathering and processing assets acquired in 2012 in our Ohio Valley Midstream and Susquehanna Supply Hub businesses.
Depreciation and amortization expenses increased due to the assets and intangibles acquired in 2012.
Other segment costs and expenses increased primarily due to a $42 million increase in other operating costs and expenses also generally associated with assets acquired in 2012 and a $40 million increase in general and administrative expenses including $23 million of Caiman and Laser acquisition and transition-related costs, as well as increases in employee-related and information technology expenses driven by general growth within our business operations.
Equity (earnings) losses changed unfavorably primarily due to $19 million lower Laurel Mountain equity earnings driven by lower gathering rates indexed to natural gas prices, higher operating costs, including depreciation, and the impairment of two minor NGL processing plants, partially offset by higher gathering volumes.
The unfavorable change in Segment profit (loss) is primarily due to the previously described increases in depreciation and amortization expenses, other operating costs and general and administrative expenses, and lower Laurel Mountain equity earnings. These changes were partially offset by higher fee revenues.
Atlantic-Gulf

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Service revenues	$1,424	$1,383	$1,332
Product sales	925	1,072	1,137
Segment revenues	2,349	2,455	2,469

Product costs	843	956	1,005
Depreciation and amortization expenses	363	381	365
Other segment costs and expenses	601	636	604
Equity (earnings) losses	(72)	(92)	(90)
Segment profit	$614	$574	$585

NGL margin	$79	$113	$126
2013 vs. 2012
Service revenues increased primarily due to a $72 million increase in natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2012 and 2013 and to the implementation of new rates for Transco in March 2013. These increases are partially offset by $34 million lower fee revenues in the eastern Gulf Coast primarily driven by natural declines in Bass Lite and Blind Faith production area volumes.
Product sales decreased primarily due to:

•
A $158 million decrease in marketing revenues reflecting a $120 million decrease in crude oil marketing sales and a $38 million decrease in NGL marketing sales. Crude oil marketing sales decreased primarily due to 25 percent lower crude oil volumes related to natural declines in production areas served by our Mountaineer crude oil pipeline. NGL marketing sales decreased primarily due to lower NGL prices. These changes in marketing revenues are offset by similar changes in marketing purchases.

•
A $39 million decrease in revenues from our equity NGLs reflecting a decrease of $21 million associated with lower equity NGL sales volumes and a decrease of $18 million associated with lower average realized NGL per-unit sales prices. Equity NGL sales volumes are 29 percent lower driven by 56 percent lower ethane volumes due primarily to unfavorable ethane economics, as previously mentioned, and 7 percent lower non-ethane volumes. Average realized ethane and non-ethane per-unit sales prices decreased by 54 percent and 11 percent, respectively.

•
A $48 million increase in other product sales primarily due to higher system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Segment profit.

Product costs decreased primarily due to:

•	A $158 million decrease in crude oil and NGL marketing purchases (offset in Product sales).

•
A $5 million decrease in costs associated with our equity NGLs primarily due to an $11 million decrease associated with lower natural gas volumes, partially offset by a $6 million increase related to higher per-unit natural gas prices.

•	A $48 million increase in other product costs primarily due to higher system management gas costs (offset in Product sales).
Depreciation and amortization expenses decreased primarily reflecting the absence of increased depreciation in 2012 on certain assets in the Gulf Coast region resulting from a change in the estimated useful lives.
Other segment costs and expenses decreased primarily due to lower operating costs, including compressor and pipeline maintenance and repair expenses resulting from the absence of expenses relating to the substantial completion of a natural gas pipeline integrity management plan during 2012, lower project development costs, and insurance recoveries recognized by Transco in 2013 related to the abandonment of certain of its Eminence storage assets. These decreases are partially offset by increased amortization of regulatory assets associated with asset retirement obligations, a decrease in reversals of project feasibility costs from expense to capital associated with expansion projects, and expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that is not expected to be recovered in rates.
Equity earnings decreased primarily due to lower equity earnings from Discovery driven by lower NGL margins reflecting lower volumes including reduced ethane recoveries and natural declines, as well as lower NGL prices. Additionally, charges to write-down two lateral pipelines and electrical equipment in 2013 and the absence of a favorable customer settlement in 2012 decreased our equity earnings from Discovery.
Segment profit increased primarily due to higher service revenues and lower operating and depreciation expenses, partially offset by $34 million lower NGL margins reflecting commodity price changes including lower NGL sales prices coupled with higher per-unit natural gas costs and lower volumes, increased amortization of regulatory assets associated with asset retirement obligations, and lower equity earnings, as previously discussed.
2012 vs. 2011
Service revenues increased due to a $51 million increase in fee revenues primarily due to an increase in transportation revenues associated with expansion projects placed in service during 2011 and 2012 on our interstate natural gas pipeline and higher gas gathering and oil transportation volumes in the western deepwater Gulf of Mexico, including higher volumes on our Perdido Norte natural gas and oil pipelines, partially offset by lower volumes in the eastern deepwater Gulf of Mexico primarily due to natural field declines.
Product sales decreased primarily due to:

•	A $49 million decrease in other product sales due primarily to a $39 million decrease in system management gas sales (offset in Product costs).

•
A $25 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $37 million associated with an overall 19 percent decrease in average NGL per-unit sales prices. Average ethane and non-ethane per-unit prices decreased by 48 percent and 12 percent, respectively.

•
An $8 million increase in marketing revenues reflecting an increase of $73 million driven by higher crude oil volumes and an $86 million increase driven by higher non-ethane volumes, partially offset by a $148 million decrease driven by lower ethane and non-ethane prices. The changes in marketing revenues are offset by similar changes in marketing purchases.

Product costs decreased primarily due to:

•	A $44 million decrease in other product costs due primarily to a $39 million decrease in system management gas costs (offset in Product sales).

•	A $12 million decrease in costs associated with our equity NGLs primarily due to a 34 percent decrease in average natural gas prices.
Depreciation and amortization expenses increased $16 million primarily resulting from accelerated depreciation of our Canyon Station production handling platform in the eastern deepwater Gulf of Mexico and additional Transco assets placed in service in 2011.
Other segment costs and expenses increased primarily due to a $20 million increase in operating costs and expenses including higher employee-related benefits costs, pipeline maintenance costs, and project feasibility costs, partially offset by lower operations and maintenance expense associated with the Eminence Storage Field leak and an increase in reversals of project feasibility costs from expense to capital associated with expansion projects. Additionally, general and administrative expenses increased $12 million primarily due to higher employee-related, information technology services and rental costs.
Equity earnings increased primarily due to an $11 million increase related to the acquisition of an additional interest in Gulfstream in May 2011, partially offset by $12 million lower Discovery equity earnings primarily due to lower NGL margins and volumes.

Segment profit decreased primarily due to a $48 million increase in depreciation, operating costs and expenses and general and administrative expenses, as previously discussed, and a $13 million decrease in NGL margins driven primarily by commodity price changes including lower NGL prices, partially offset by lower natural gas prices. These decreases were partially offset by a $51 million increase in fee revenues, as previously discussed.
West

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Service revenues	$1,054	$1,072	$1,057
Product sales	772	1,129	1,633
Segment revenues	1,826	2,201	2,690

Product costs	380	472	760
Depreciation and amortization expenses	236	234	236
Other segment costs and expenses	469	515	513
Segment profit	$741	$980	$1,181

NGL margin	$369	$637	$854
2013 vs. 2012
Service revenues decreased primarily due to a $43 million decrease in gathering and processing fee revenues primarily due to a natural decline in production volumes, primarily in the Piceance basin and Four Corners area, and severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas. Transportation revenues increased $30 million, primarily related to new rates effective January 1, 2013 at Northwest Pipeline.
Product sales decreased primarily due to:

•
A $314 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $242 million due to lower volumes and a $72 million decrease associated with 10 percent lower average realized non-ethane per-unit sales prices and 42 percent lower average ethane per-unit sales prices. Equity ethane sales volumes are 84 percent lower driven by reduced ethane recoveries and equity non-ethane volumes are 11 percent lower due primarily to a customer contract that expired in September 2013 and a change in a customer’s contract at the end of 2012 to fee-based processing, along with periods of local severe winter weather conditions in the first quarter of 2013 which prevented producers from delivering gas.

•	A $46 million decrease in NGL marketing revenues due primarily to 68 percent lower ethane volumes (more than offset in Product costs).
Product costs decreased primarily due to:

•	A $47 million decrease in NGL marketing purchases (substantially offset in Product sales).

•
A $44 million decrease in costs associated with our equity NGLs reflecting an $82 million decrease associated with lower natural gas volumes, partially offset by a $38 million increase related to a 32 percent increase in average natural gas prices.

Other segment costs and expenses decreased primarily due to lower allocated support costs due to relative growth in the other segments, as well as increased operating efficiencies and lower volumes in our Four Corners area which resulted in reduced operating costs, including operating lease payments and materials and supplies.
Segment profit decreased primarily due to $268 million lower NGL margins reflecting lower NGL volumes, lower average NGL prices, and higher average natural gas prices, as well as the decrease in gathering and processing fee revenues, partially offset by lower operating costs in our Four Corners area, lower allocated support expenses, and increased natural gas transportation revenues.
2012 vs. 2011
Service revenues increased primarily due to a $14 million increase in fee revenues resulting from higher gas gathering and processing volumes in the Piceance basin.
Product sales decreased primarily due to:

•
A $343 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $314 million associated with an overall 27 percent decrease in average NGL per-unit sales prices. Average ethane and non-ethane per-unit prices decreased by 49 percent and 15 percent, respectively.

•
A $159 million decrease in marketing revenues primarily due to significantly lower average NGL prices and 11 percent lower NGL volumes. The changes in marketing revenues are offset by similar changes in marketing purchases.

Product costs decreased primarily due to:

•	A $159 million decrease in marketing purchases primarily due to significantly lower average NGL prices and lower NGL volumes. These changes are offset by similar changes in marketing revenues.

•	A $126 million decrease in costs associated with our equity NGLs primarily due to a 31 percent decrease in average natural gas prices.

Other segment costs and expenses increased primarily due to a $20 million increase in general and administrative expenses including increases in employee-related, information technology services and rental costs, significantly offset by a $19 million decrease in other operating costs and expenses due primarily to lower costs in our Four Corners area related to the consolidation of certain operations.
Segment profit decreased primarily due to a $217 million decrease in NGL margins driven primarily by commodity price changes including lower NGL prices, partially offset by lower natural gas prices. This decrease was partially offset by a $14 million increase in fee revenues, as previously discussed.
NGL & Petchem Services

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Service revenues	$108	$103	$83
Product sales	3,009	4,118	4,636
Segment revenues	3,117	4,221	4,719

Product costs	2,774	3,822	4,400
Depreciation and amortization expenses	27	23	15
Other segment (income) costs and expenses	80	123	111
Equity (earnings) losses	(39)	(42)	(53)
Segment profit	$275	$295	$246

Olefins margin	$206	$298	$192
Marketing margin	21	(11)	34

2013 vs. 2012
Product sales decreased primarily due to:

•
A $798 million decrease in marketing revenues due primarily to lower NGL volumes and prices, partially offset by higher natural gas volumes and prices. These changes are more than offset in Product costs.

•
A $312 million decrease in olefin sales due to $363 million of lower volumes, partially offset by $51 million associated with higher per-unit sales prices. Olefin production volumes are lower primarily due to the loss of production as a result of the Geismar Incident, an outage in a third-party storage facility which caused us to reduce production at our RGP splitter facility and changes in inventory management. Ethylene and propylene prices averaged 21 percent and 11 percent higher, respectively, partially offset by 29 percent lower butadiene prices.

Product costs decreased primarily due to:

•	An $830 million decrease in NGL marketing purchases partially offset by increased natural gas marketing purchases (substantially offset in Product sales).

•
A $220 million decrease in olefin feedstock purchases due to $207 million of lower volumes, primarily due to the loss of production as a result of the Geismar Incident, the third-party storage facility outage discussed above, and $13 million lower feedstock costs, reflecting 21 percent lower average per-unit ethylene feedstock prices, partially offset by 11 percent higher average per-unit propylene feedstock prices.

Other segment (income) costs and expenses improved primarily due to the recognition of $40 million of income associated with net insurance recoveries related to the Geismar Incident during 2013, $9 million involuntary conversion gains related to a 2012 furnace fire at our Geismar olefins plant, and the absence of $5 million of furnace repair expenses incurred during 2012. Partially offsetting this favorable impact are $13 million of costs incurred under our insurance deductibles associated with the Geismar Incident.
Segment profit decreased primarily due to lower olefin product margins and $13 million of costs incurred under our insurance deductibles discussed above. Partially offsetting these decreases is the $40 million net insurance recovery discussed above, higher marketing margins, $9 million involuntary conversion gains related to a 2012 furnace fire at our Geismar olefins plant and the absence of $5 million of furnace repair expenses incurred during 2012. Olefin margins decreased $92 million, including $156 million lower product volumes at our Geismar plant partially offset by $41 million higher ethylene prices and $21 million lower ethylene feedstock costs. Marketing margins are $32 million higher primarily due to favorable prices in 2013 and the absence of losses recognized in the second quarter of 2012 which were driven by significant declines in NGL prices while product was in transit.
2012 vs. 2011
Service revenues increased primarily due to a $20 million increase in fee revenues including increases at our Gulf Olefin pipeline systems and Conway storage and fractionation facilities.
Product sales decreased primarily due to:

•
A $441 million decrease in marketing revenues primarily due to a significant decrease in NGL and olefin prices, partially offset by higher NGL volumes, as well as new volumes from natural gas marketing activities.

•
A $77 million decrease in olefin sales revenues including $42 million lower ethylene production sales revenues primarily due to 10 percent lower average per-unit sales prices and $26 million lower propylene production sales revenues primarily due to 17 percent lower average per-unit sales prices.

Product costs decreased primarily due to:

•
A $396 million decrease in marketing costs primarily due to significantly lower average NGL prices, partially offset by higher NGL volumes, as well as new volumes from natural gas marketing activities. The changes in natural gas marketing purchases are more than offset by similar changes in natural gas marketing revenues.

•
A $183 million decrease in olefin feedstock costs, including $130 million lower ethylene feedstock costs driven by 38 percent lower average per-unit feedstock costs and $28 million lower propylene feedstock costs primarily due to 20 percent lower per-unit feedstock costs.

Depreciation and amortization expenses increased $8 million primarily due to accelerated depreciation on assets that will become obsolete with the Geismar expansion project.
Other segment (income) costs and expenses changed unfavorably primarily due to a $9 million increase in general and administrative expenses including increases in employee-related and information technology services expenses.
Equity earnings decreased primarily due to lower equity earnings from Aux Sable driven by lower gas processing margins.

Segment profit increased primarily due to a $106 million increase in olefin product margins including $88 million higher ethylene production margins and $13 million higher DAC production margins. Additionally, fee revenues increased $20 million, as previously discussed. Partially offsetting these increases is a $45 million decrease in margins related to the marketing of NGLs and a $7 million unfavorable change in write-downs of inventories to lower of cost or market. Also offsetting the increases to segment profit is an $11 million decrease in equity earnings, a $9 million increase in general and administrative expenses, and an $8 million increase in depreciation expense, as previously discussed.

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview
In 2013, we continued to focus upon both growth in our businesses through disciplined investment and growth in our per-unit distributions. Examples of this growth included:

•	Expansion of our interstate natural gas pipeline system to meet the demand of growth markets;

•
Continued investment in our gathering and processing capacity and infrastructure in the Marcellus Shale area and the deepwater Gulf of Mexico, as well as expanding our olefins business in the Gulf Coast region;

•	Total per-unit distributions grew almost 9 percent to $3.415 in 2013 compared to $3.14 in 2012.
This growth was funded primarily through cash flow from operations and debt and equity offerings.
Outlook
We seek to manage our businesses with a focus on applying conservative financial policy in order to maintain investment-grade credit metrics. Our plan for 2014 reflects our ongoing transition to an overall business mix that is increasingly fee-based. Although our cash flows are impacted by fluctuations in energy commodity prices, that impact is somewhat mitigated by certain of our cash flow streams that are not directly impacted by short-term commodity price movements, including:

•	Firm demand and capacity reservation transportation revenues under long-term contracts;

•	Fee-based revenues from certain gathering and processing services.
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions, and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following:

•
We increased our per-unit quarterly distribution with respect to the fourth quarter of 2013 from $0.8775 to $0.8925. We expect to increase quarterly limited partner per-unit cash distributions by approximately 6 percent in 2014 and 2015.

•
We expect to fund working capital requirements, capital and investment expenditures, debt service payments, and distributions to unitholders primarily through cash flow from operations, cash and cash equivalents on hand, issuances of debt and/or equity securities, and utilization of our credit facility and/or commercial paper program. Based on a range of market assumptions, we currently estimate our cash flow from operations will be between $2.95 billion and $3.3 billion in 2014. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2014. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees and expected business interruption proceeds related to the Geismar Incident;

•	Cash proceeds from issuances of debt and/or equity securities;

•	Use of our credit facility and/or commercial paper program.

We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and general partner.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include those previously discussed in Company Outlook.
As of December 31, 2013, we had a working capital deficit (current liabilities, inclusive of commercial paper borrowings, in excess of current assets) of $780 million. However, we note the following about our available liquidity.

Available Liquidity	December 31, 2013
(Millions)
Cash and cash equivalents	$102
Capacity available under our $2.5 billion five-year credit facility (expires July 31, 2018), less amounts outstanding under the $2 billion commercial paper program (1)	2,275
$2,377
__________

(1)
The highest amount outstanding during 2013 was $1.085 billion under our commercial paper program. As of February 25, 2014, $900 million is outstanding under our commercial paper program. At December 31, 2013, we are in compliance with the financial covenants associated with this credit facility and commercial paper program. (See Note 11 – Debt, Banking Arrangements, and Leases of Notes to Consolidated Financial Statements.) On July 31, 2013, we amended our $2.4 billion credit facility to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. The full amount of the credit facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $500 million. Transco and Northwest Pipeline are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. In managing our available liquidity, we do not expect a maximum outstanding amount under this commercial paper program in excess of the capacity available under our credit facility.

Commercial Paper
In March 2013, we initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions. We classify these commercial paper notes outstanding as short-term borrowings as they have maturity dates less than three months from the date of issuance. At December 31, 2013, we had $225 million in commercial paper outstanding.
Debt Offering
In November 2013, we completed a public offering of $600 million of 4.5 percent senior unsecured notes due 2023 and $400 million of 5.8 percent senior unsecured notes due 2043. We used the net proceeds to repay amounts outstanding under our commercial paper program, to fund capital expenditures, and for general partnership purposes.
Distributions from Equity-Method Investees
Our equity-method investees’ organizational documents require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. Our more significant equity-method investees include: Aux Sable, Caiman II, Discovery, Gulfstream, Laurel Mountain, and OPPL.
Shelf Registration
In April 2013, we filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. As of December 31, 2013, no common units have been issued under this registration.
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
Credit Ratings
Our ability to borrow money is impacted by our credit ratings. The current ratings are as follows:

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
Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of December 31, 2013, we estimate that a downgrade to a rating below investment grade could require us to post up to $282 million in additional collateral with third parties.

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

The following table provides summary information related to our expected capital expenditures, purchases of businesses, and purchases of and contributions to equity-method investments for 2014. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

Segment	Maintenance	Expansion	Total
	(Millions)
Northeast G&P	$20	$1,400	$1,420
Atlantic-Gulf	175	1,300	1,475
West	125	75	200
NGL & Petchem Services	20	500	520
Total	$340	$3,275	$3,615
See Company Outlook - Expansion Projects for discussions describing the general nature of these expenditures.
Cash Distributions to Unitholders
We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased our quarterly distribution from $0.8775 with respect to the third quarter of 2013 to $0.8925 per unit, which resulted in a fourth quarter 2013 distribution of approximately $556 million that was paid on February 13, 2014, to the general and limited partners of record at the close of business on February 6, 2014. (See Note 4 – Allocation of Net Income and Distributions of Notes to Consolidated Financial Statements.)
Sources (Uses) of Cash

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Net cash provided (used) by:
Operating activities	$2,061	$2,018	$2,290
Financing activities	1,374	2,412	(918)
Investing activities	(3,353)	(4,573)	(1,396)
Increase (decrease) in cash and cash equivalents	$82	$(143)	$(24)

Operating activities
The factors that determine operating activities are largely the same as those that affect Net income, with the exception of noncash expenses such as Depreciation and amortization. Our Net cash provided by operating activities in 2013 increased from 2012 primarily due to proceeds from insurance recoveries on the Eminence Storage Field leak and Geismar Incident and net favorable changes in operating working capital, substantially offset by lower operating income.

Net cash provided by operating activities decreased $272 million in 2012 as compared to 2011 primarily due to lower operating income.
Financing activities
Significant transactions include:
2013

•	$ 224 million net proceeds received from commercial paper issuances;

•	$1.705 billion received from credit facility borrowings;

•
$994 million net proceeds received from our November 2013 public offering of $600 million of 4.5 percent senior unsecured notes due 2023 and $400 million of 5.8 percent senior unsecured notes due 2043.

•	$2.08 billion paid on credit facility borrowings;

•	$1.962 billion received from our equity offerings, including $143 million received from Williams, which was used to repay credit facility borrowings;

•	$1.846 billion, including $1.376 billion to Williams, related to quarterly cash distributions paid to limited partner unitholders and our general partner;

•	$398 million received in contributions from noncontrolling interests.
2012

•	$1.559 billion received from our equity offerings;

•	$1.44 billion related to quarterly cash distributions paid to limited partner unitholders and our general partner;

•	$1 billion received from Williams for common units issued, used for the funding of a portion of the cash purchase price of the Caiman Acquisition;

•	$1.49 billion received in credit facility borrowings for general partnership purposes, including capital expenditures;

•	$745 million net proceeds received from our August 2012 public offering of $750 million of senior unsecured notes due in 2022;

•	$395 million net proceeds received from Transco’s July 2012 issuance of $400 million of senior unsecured notes due in 2042;

•	$1.115 billion of credit facility borrowings paid;

•	$325 million paid to retire Transco’s 8.875 percent notes upon their maturity on July 15, 2012.
2011

•	$1.12 billion related to quarterly cash distributions paid to limited partner unitholders and our general partner;

•	$500 million received from our public offering of senior unsecured notes in November 2011 primarily used to repay borrowings on our credit facility;

•	$375 million received from Transco’s issuance of senior unsecured notes in August 2011;

•	$300 million paid to retire Transco’s senior unsecured notes that matured in August 2011;

•	$300 million received in borrowings from our $1.75 billion unsecured credit facility used to acquire a 24.5 percent interest in Gulfstream from Williams in May 2011;

•	$150 million paid to retire senior unsecured notes that matured in June 2011;

•	$123 million distributed to Williams related to the excess purchase price over the contributed basis of Gulfstream in May 2011.
Investing activities
Significant transactions include:
2013

•	$2.933 billion in capital expenditures;

•	Purchases of and contributions to our equity-method investments of $439 million.
2012

•	$2.112 billion in capital expenditures;

•	$1.72 billion paid, net of purchase price adjustments, for the Caiman Acquisition in April 2012;

•	$325 million paid, net of cash acquired in the transaction, for entities acquired in the Laser Acquisition in March 2012;

•	$471 million contributed to our equity-method investments.
2011

•	$1.005 billion in capital expenditures;

•	$174 million related to our acquisitions of a 24.5 percent interest in Gulfstream from Williams in May 2011;

•	$137 million contribution to our Laurel Mountain equity investment.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 3 – Variable Interest Entities, Note 10 – Property, Plant and Equipment, Note 11 – Debt, Banking Arrangements, and Leases, Note 13 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk, and Note 14 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2013:

	2014	2015 - 2016	2017 - 2018	Thereafter	Total
	(Millions)
Long-term debt:
Principal	$—	$1,125	$1,285	$6,668	$9,078
Interest	475	884	728	3,731	5,818
Commercial paper	225	—	—	—	225
Operating leases (1)	42	68	59	123	292
Purchase obligations (2)	1,886	431	410	923	3,650
Other obligations	2	1	—	—	3
Total	$2,630	$2,509	$2,482	$11,445	$19,066
____________

(1)
Includes a right-of-way agreement with the Jicarilla Apache Nation. We are required to make a fixed annual payment of $8 million and an additional annual payment, which varies depending on per-unit NGL margins and the volume of gas gathered by our gathering facilities subject to the right-of-way agreement. The table above for years 2015 and thereafter does not include such variable amounts related to this agreement as the variable amount is not yet determinable. The variable portion to be paid in 2014 based on 2013 gathering volumes is $5 million and is included in the table for year 2014.

(2)
Includes approximately $1.1 billion in open property, plant and equipment purchase orders. Larger projects include Gulfstar One and the Oak Grove plant. Includes an estimated $621 million long-term ethane purchase obligation with index-based pricing terms that is reflected in this table at December 31, 2013 prices. This obligation is part of an overall exchange agreement whereby volumes we transport on OPPL are sold at a third-party fractionator near Conway, Kansas, and we are subsequently obligated to purchase ethane volumes at Mont Belvieu. The purchased ethane volumes may be utilized or resold at comparable prices in the Mont Belvieu market. Includes an estimated $953 million long-term NGL purchase obligation with index-based pricing terms that primarily supplies a third party at its plant and is valued in this table at a price calculated using December 31, 2013 prices. Any excess purchased volumes may be sold at comparable market prices. In addition, we have not included certain natural gas life-of-lease contracts for which the future volumes are indeterminable. We have not included commitments, beyond purchase orders, for the acquisition or construction of property, plant and equipment or expected contributions to our jointly owned investments. (See Company Outlook – Expansion Projects.)

Effects of Inflation
Our operations have historically not been materially affected by inflation. Approximately 51 percent of our gross property, plant, and equipment is comprised of our interstate natural gas pipeline assets. They are subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, we anticipate being allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulations, along with competition and other market factors, may limit our ability to recover such increased costs. For our gathering and processing assets, operating costs are influenced to a greater extent by both competition for specialized services and specific price changes in crude oil and natural gas and related commodities than by changes in general inflation. Crude oil, natural gas, and NGL prices are particularly sensitive to the Organization of the Petroleum Exporting Countries (OPEC) production levels and/or the market perceptions concerning the supply and demand balance in the near future, as well as general economic conditions. However, our exposure to certain of these price changes is reduced through the fee-based nature of certain of our services and the use of hedging instruments.

Environmental
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and/or remedial processes at certain sites, some of which we currently do not own (see Note 14 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $20 million, all of which are included in Other accrued liabilities and Regulatory assets, deferred charges, and other on the Consolidated Balance Sheet at December 31, 2013. We will seek recovery of approximately $13 million of these accrued costs through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2013, we paid approximately $13 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $7 million in 2014 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. At December 31, 2013, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
In March 2008, the EPA promulgated a new, lower National Ambient Air Quality Standard (NAAQS) for ground-level ozone. However, in September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground level ozone to ensure that the standards were clearly grounded in science and were protective of both public health and the environment. As a result, the EPA delayed designation of new eight-hour ozone nonattainment areas under the 2008 standards until the reconsideration is complete. In January 2010, the EPA proposed to further reduce the ground-level ozone NAAQS from the March 2008 levels. In September 2011, the EPA announced that it was proceeding with required actions to implement the 2008 ozone standard and area designations. In May 2012, the EPA completed designation of new eight-hour ozone nonattainment areas. Several Transco facilities are located in 2008 ozone nonattainment areas; however, each facility has been previously subjected to federal and/or state emission control requirements implemented to address the preceding ozone standards. To date, no new federal or state actions have been proposed to mandate additional emission controls at these facilities. At this time, it is unknown whether future federal or state regulatory actions associated with implementation of the 2008 ozone standard will impact our operations and increase the cost of additions to Property, plant, and equipment – net on the Consolidated Balance Sheet. Until any additional federal or state regulatory actions are proposed, we are unable to estimate the cost of additions that may be required to meet this new regulation. Additionally, several nonattainment areas exist in or near areas where we have operating assets. States are required to develop implementation plans to bring these areas into compliance. Implementing regulations are expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net on the Consolidated Balance Sheet for both new and existing facilities in affected areas.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facilities and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. (See Note 11 – Debt, Banking Arrangements, and Leases of Notes to Consolidated Financial Statements.)
The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2013 and 2012. Long-term debt in the tables represents principal cash flows, net of (discount) premium, and weighted-average interest rates by expected maturity dates. The fair value of our publicly traded long-term debt is valued using indicative year-end traded bond market prices. Private debt is valued based on market rates and the prices of similar securities with similar terms and credit ratings.

	2014	2015	2016	2017	2018	Thereafter(1)	Total	Fair Value December 31, 2013
	(Millions)
Long-term debt, including current portion:
Fixed rate	$—	$750	$375	$785	$500	$6,647	$9,057	$9,581
Interest rate	5.2%	5.3%	5.3%	5.2%	5.1%	5.6%
Variable rate (2)	$225	$—	$—	$—	$—	$—	$225	$225
Interest rate (3)
	2013	2014	2015	2016	2017	Thereafter(1)	Total	Fair Value December 31, 2012
	(Millions)
Long-term debt, including current portion:
Fixed rate	$—	$—	$750	$375	$785	$6,152	$8,062	$9,249
Interest rate	5.3%	5.3%	5.3%	5.4%	5.3%	5.6%
Variable rate	$—	$—	$—	$375	$—	$—	$375	$375
Interest rate (3)
______________

(1)	Includes unamortized discount.

(2)	Consists of Commercial paper.

(3)	The weighted average interest rate was 0.42 percent and 2.7 percent at December 31, 2013 and 2012, respectively.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of NGLs, olefins, and natural gas, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining a conservative capital structure and significant liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. At December 31, 2013 and 2012, our derivative activity was not material. (See Note 13 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Williams Partners GP LLC,
General Partner of Williams Partners L.P.
and the Limited Partners of Williams Partners L.P.

We have audited the accompanying consolidated balance sheet of Williams Partners L.P. (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gulfstream Natural Gas System, L.L.C. (“Gulfstream”) (a limited liability corporation in which the Partnership has a 50 percent interest). The Partnership’s investment in Gulfstream constituted one and two percent, respectively, of the Partnership’s assets as of December 31, 2013 and 2012, and the Partnership’s equity earnings in the net income of Gulfstream constituted six, five and four percent, respectively, of the Partnership’s net income for each of the three years in the period ended December 31, 2013. Gulfstream’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulfstream, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Partners L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Williams Partners L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.
We have audited the balance sheets of Gulfstream Natural Gas System, L.L.C., (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Houston, Texas
February 24, 2014

Williams Partners L.P.
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$2,910	$2,709	$2,517
Product sales	3,775	4,611	5,197
Total revenues	6,685	7,320	7,714
Costs and expenses:
Product costs	3,048	3,526	3,951
Operating and maintenance expenses	1,029	987	948
Depreciation and amortization expenses	758	714	621
Selling, general, and administrative expenses	493	553	406
Other (income) expense – net	15	23	13
Total costs and expenses	5,343	5,803	5,939
Operating income	1,342	1,517	1,775
Equity earnings (losses)	104	111	142
Interest incurred	(456)	(441)	(426)
Interest capitalized	69	36	11
Other income (expense) – net	11	9	9
Net income	1,070	1,232	1,511
Less: Net income attributable to noncontrolling interests	3	—	—
Net income attributable to controlling interests	$1,067	$1,232	$1,511
Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$1,067	$1,232	$1,511
Allocation of net income to general partner	456	587	441
Allocation of net income to common units	$611	$645	$1,070
Basic and diluted net income per common unit	$1.45	$1.89	$3.69
Weighted average number of common units outstanding (thousands)	420,916	341,981	290,255
Cash distributions per common unit	$3.480	$3.205	$2.960
Other comprehensive income (loss):
Net unrealized gain (loss) from derivative instruments	$1	$30	$(17)
Reclassifications into earnings of net derivative instruments (gain) loss	—	(30)	18
Other comprehensive income (loss)	1	—	1
Comprehensive income	1,071	1,232	1,512
Less: Comprehensive income attributable to noncontrolling interests	3	—	—
Comprehensive income attributable to controlling interests	$1,068	$1,232	$1,512

See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet

	December 31,
	2013	2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$102	$20
Trade accounts and notes receivable, net	523	562
Inventories	193	173
Other current assets	96	95
Total current assets	914	850
Investments	2,187	1,800
Property, plant, and equipment – net	16,488	14,287
Goodwill	646	649
Other intangible assets	1,642	1,702
Regulatory assets, deferred charges, and other	481	421
Total assets	$22,358	$19,709
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$828	$851
Affiliate	93	117
Accrued interest	115	110
Asset retirement obligations	63	68
Other accrued liabilities	370	203
Commercial paper	225	—
Total current liabilities	1,694	1,349
Long-term debt	9,057	8,437
Asset retirement obligations	491	508
Regulatory liabilities, deferred income, and other	557	518
Contingent liabilities and commitments (Note 14)
Equity:
Partners’ equity:
Common units (438,625,699 units outstanding at December 31, 2013 and 397,963,199 units outstanding at December 31, 2012)	11,596	10,372
General partner	(1,451)	(1,487)
Accumulated other comprehensive income (loss)	(1)	(2)
Total partners’ equity	10,144	8,883
Noncontrolling interests in consolidated subsidiaries	415	14
Total equity	10,559	8,897
Total liabilities and equity	$22,358	$19,709

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity

	Williams Partners L.P.
	Common Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2010	$6,564	$(1,313)	$(3)	$—	$5,248
Net income	1,088	423	—	—	1,511
Other comprehensive income (loss)	—	—	1	—	1
Cash distributions (Note 4)	(842)	(282)	—	—	(1,124)
Distributions to The Williams Companies, Inc.- net	—	(99)	—	—	(99)
Excess of purchase price over contributed basis of investment purchase from affiliate	—	(123)	—	—	(123)
Contributions from general partner	—	31	—	—	31
Other	—	(12)	—	—	(12)
Balance – December 31, 2011	$6,810	$(1,375)	$(2)	$—	$5,433
Net income	672	560	—	—	1,232
Cash distributions (Note 4)	(1,056)	(384)	—	—	(1,440)
Distributions to the Williams Companies, Inc.- net	—	(42)	—	—	(42)
Sales of common units (Note 12)	2,559	—	—	—	2,559
Issuances of common units related to acquisitions (Note 12)	1,044	—	—	—	1,044
Issuances of common units in common control transactions (Note 12)	345	(338)	—	—	7
Contributions from general partner	—	93	—	—	93
Contributions from noncontrolling interest	—	—	—	14	14
Other	(2)	(1)	—	—	(3)
Balance – December 31, 2012	$10,372	$(1,487)	$(2)	$14	$8,897
Net income	660	407	—	3	1,070
Other comprehensive income (loss)	—	—	1	—	1
Cash distributions (Note 4)	(1,422)	(424)	—	—	(1,846)
Sales of common units (Note 12)	1,962	—	—	—	1,962
Contributions from general partner	—	78	—	—	78
Contributions from noncontrolling interests	—	—	—	398	398
Other	24	(25)	—	—	(1)
Balance – December 31, 2013	$11,596	$(1,451)	$(1)	$415	$10,559

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(Millions)
OPERATING ACTIVITIES:
Net income	$1,070	$1,232	$1,511
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	758	714	621
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	39	19	(92)
Inventories	(19)	7	56
Other current assets and deferred charges	25	25	(7)
Accounts payable	(40)	(89)	138
Accrued liabilities	171	(8)	60
Affiliate accounts receivable and payable – net	(25)	49	(97)
Other, including changes in noncurrent assets and liabilities	82	69	100
Net cash provided by operating activities	2,061	2,018	2,290
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	224	—	—
Proceeds from long-term debt	2,699	2,639	1,596
Payments of long-term debt	(2,080)	(1,440)	(1,184)
Proceeds from sales of common units	1,962	2,559	—
General partner contributions	53	93	31
Distributions to limited partners and general partner	(1,846)	(1,440)	(1,124)
Contributions from noncontrolling interests	398	13	—
Excess of purchase price over contributed basis of business and investment	—	—	(123)
Distributions to The Williams Companies, Inc. - net	—	(17)	(99)
Other – net	(36)	5	(15)
Net cash provided (used) by financing activities	1,374	2,412	(918)
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(2,933)	(2,112)	(1,005)
Net proceeds from dispositions	3	22	5
Purchases of businesses	—	(2,049)	(41)
Purchase of businesses and investments from affiliates	25	(25)	(174)
Purchases of and contributions to equity method investments	(439)	(471)	(197)
Purchase of ARO trust investments	(58)	(34)	(41)
Proceeds from sale of ARO trust investments	46	43	56
Other – net	3	53	1
Net cash used by investing activities	(3,353)	(4,573)	(1,396)
Increase (decrease) in cash and cash equivalents	82	(143)	(24)
Cash and cash equivalents at beginning of year	20	163	187
Cash and cash equivalents at end of year	$102	$20	$163

See accompanying notes.

Williams Partners L. P.
Notes to Consolidated Financial Statements

Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
General
We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of December 31, 2013, Williams owns an approximate 62 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC (OLLC), an operating limited liability company (wholly owned by us). Our operations are located in the United States.
Description of Business
Our operations are located in North America and are organized into the following reportable segments: Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services.
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain Midstream, LLC (Laurel Mountain) and a 47.5 percent equity investment in Caiman Energy II, LLC (Caiman II).
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and significant natural gas gathering and processing and crude oil production handling and transportation in the Gulf Coast region, as well as a 50 percent equity investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), a 41 percent interest in Constitution Pipeline Company, LLC (Constitution) (a consolidated entity), and a 60 percent equity investment in Discovery Producer Services LLC (Discovery).
West is comprised of our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline).
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
Basis of Presentation
In May 2011, we acquired a 24.5 percent equity interest in Gulfstream from a subsidiary of Williams in exchange for aggregate consideration of $297 million of cash, 632,584 of our limited partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In June 2012, we acquired an additional 1 percent interest in Gulfstream from a subsidiary of Williams in exchange for 238,050 of our limited partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. The equity interests acquired in these transactions were affiliates of Williams at the time of the acquisitions; therefore, each was accounted for as a common control transaction. The equity interests acquired were combined with our investments as of the date of transfer such that our historical results of operations for periods prior to the acquisitions were unchanged. These transactions are collectively referred to as the Gulfstream Acquisitions and the investment is reported in our Atlantic-Gulf segment.
In November 2012, we acquired an entity that holds an 83.3 percent undivided interest in an olefins-production facility in Geismar, Louisiana, and associated assets from Williams for total consideration of 42,778,812 of our limited partner units, $25 million in cash, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest (Geismar Acquisition). The acquired entity was an affiliate of Williams at the time of the acquisition; therefore, the acquisition was accounted for as a common control transaction, whereby the acquired assets and liabilities were combined with ours at their historical amounts. This common control acquisition was treated similar to a pooling of interests whereby the historical results of operations were combined with ours for all periods

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

presented. In first-quarter 2013, we received $25 million in cash from Williams and Williams waived $4 million in payments on its IDRs with respect to our May 2013 distribution related to a working capital adjustment associated with the acquisition.
Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of all entities that we control and our proportionate interest in the accounts of ventures in which we own an undivided interest. Management judgment is required to evaluate whether we control an entity. Key areas of that evaluation include:

•	Determining whether an entity is a variable interest entity (VIE);

•
Determining whether we are the primary beneficiary of a VIE, including evaluating which activities of the VIE most significantly impact its economic performance and the degree of power that we and our related parties have over those activities through our variable interests;

•	Identifying events that require reconsideration of whether an entity is a VIE and continuously evaluating whether we are a VIE’s primary beneficiary;

•
Evaluating whether other owners in entities that are not VIEs are able to effectively participate in significant decisions that would be expected to be made in the ordinary course of business such that we do not have the power to control such entities.

We apply the equity method of accounting to investments in entities over which we exercise significant influence but do not control.
Common control transactions
Entities and assets acquired from Williams and its affiliates are accounted for as common control transactions whereby the net assets acquired are combined with ours at their historical amounts. If any cash consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital transaction with our general partner, similar to a dividend. If the carrying value of the net assets acquired exceeds any cash consideration transferred and limited partner units are also issued as consideration, then the limited partner units are recorded at an amount equal to the excess of the carrying value of the net assets acquired over any cash consideration transferred. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are reflected in the account of the general partner. Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our Consolidated Statement of Cash Flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity in our Consolidated Statement of Cash Flows.
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

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

•	Litigation-related contingencies;

•	Environmental remediation obligations;

•	Asset retirement obligations;

•	Acquisition related purchase price allocations.

These estimates are discussed further throughout these notes.
Regulatory accounting
Transco and Northwest Pipeline are regulated by the Federal Energy Regulatory Commission (FERC). Their rates, which are established by the FERC, are designed to recover the costs of providing the regulated services, and their competitive environment makes it probable that such rates can be charged and collected. Therefore, our management has determined that it is appropriate to account for and report regulatory assets and liabilities related to these operations consistent with the economic effect of the way in which their rates are established. Accounting for these operations that are regulated can differ from the accounting requirements for non regulated operations. The components of our regulatory assets and liabilities relate to the effects of deferred taxes on equity funds used during construction, asset retirement obligations, fuel cost differentials, levelized incremental depreciation, negative salvage, and postretirement benefits. Our current and noncurrent regulatory asset and liability balances for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(Millions)
Current assets reported within Other current assets	$39	$39
Noncurrent assets reported within Regulatory assets, deferred charges, and other	315	275
Total regulated assets	$354	$314

Current liabilities reported within Other accrued liabilities	$19	$15
Noncurrent liabilities reported within Regulatory liabilities, deferred income and other	289	250
Total regulated liabilities	$308	$265

Cash and cash equivalents
Cash and cash equivalents in the Consolidated Balance Sheet includes amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturity dates of three months or less when acquired.
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

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Inventory valuation
All Inventories in the Consolidated Balance Sheet are stated at the lower of cost or market. The cost of inventories is primarily determined using the average-cost method.
Property, plant, and equipment
Property, plant, and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions, and judgments relative to capitalized costs, useful lives, and salvage values.
As regulated entities, Northwest Pipeline and Transco provide for depreciation using the straight-line method at FERC-prescribed rates. Depreciation for nonregulated entities is provided primarily on the straight-line method over estimated useful lives, except for certain offshore facilities that apply a declining balance method. (See Note 10 – Property, Plant and Equipment.)
Gains or losses from the ordinary sale or retirement of property, plant, and equipment for regulated pipelines are credited or charged to accumulated depreciation; other gains or losses are recorded in Other (income) expense – net included in Operating income in the Consolidated Statement of Comprehensive Income.
Ordinary maintenance and repair costs are generally expensed as incurred. Costs of major renewals and replacements are capitalized as property, plant, and equipment.
We record a liability and increase the basis in the underlying asset for the present value of each expected future asset retirement obligation (ARO) at the time the liability is initially incurred, typically when the asset is acquired or constructed. As regulated entities, Northwest Pipeline and Transco offset the depreciation of the underlying asset that is attributable to capitalized ARO cost to a regulatory asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense included in Operating and maintenance expenses in the Consolidated Statement of Comprehensive Income, except for regulated entities, for which the liability is offset by a regulatory asset as management expects to recover amounts in future rates. The regulatory asset is amortized commensurate with the collection of those costs in rates.
Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium.

Goodwill
Goodwill in the Consolidated Balance Sheet represents the excess cost over fair value of the net assets of businesses acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of the evaluation, we compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess.
Other intangible assets
Our identifiable intangible assets are primarily related to gas gathering, processing and fractionation contracts, and relationships with customers. Our intangible assets are amortized on a straight-line basis over the period in which these assets contribute to our cash flows. We evaluate these assets for changes in the expected remaining useful lives and would reflect any changes prospectively through amortization over the revised remaining useful life.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

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

Contingent liabilities
We record liabilities for estimated loss contingencies, including environmental matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. These liabilities are calculated based upon our assumptions and estimates with respect to the likelihood or amount of loss and upon advice of legal counsel, engineers, or other third parties regarding the probable outcomes of the matters. These calculations are made without consideration of any potential recovery from third parties. We recognize insurance recoveries or reimbursements from others when realizable. Revisions to these liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions or estimates.
Cash flows from revolving credit facility and commercial paper program
Proceeds and payments related to borrowings under our credit facility are reflected in the financing activities in the Consolidated Statement of Cash Flows on a gross basis. Proceeds and payments related to borrowings under our commercial paper program are reflected in the financing activities in the Consolidated Statement of Cash Flows on a net basis, as the outstanding notes generally have maturity dates less than three months from the date of issuance. (See Note 11 – Debt, Banking Arrangements, and Leases.)
Derivative instruments and hedging activities
We may utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swaps, futures, and forward contracts involving short- and long-term purchases and sales of physical energy commodities. We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, in Other current assets; Regulatory assets, deferred charges, and other; Other accrued liabilities; or Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet. We determine the

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

current and noncurrent classification based on the timing of expected future cash flows of individual trades. We report these amounts on a gross basis. Additionally, we report cash collateral receivables and payables with our counterparties on a gross basis. See Note 13 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.
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
We may also designate a hedging relationship for certain commodity derivatives. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We establish hedging relationships pursuant to our risk management policies. We evaluate the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in Product sales or Product costs in the Consolidated Statement of Comprehensive Income.
For commodity derivatives designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is reported in Accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in Product sales or Product costs in the Consolidated Statement of Comprehensive Income. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in Product sales or Product costs in the Consolidated Statement of Comprehensive Income at that time. The change in likelihood of a forecasted transaction is a judgmental decision that includes qualitative assessments made by management.
For commodity derivatives that are not designated in a hedging relationship, and for which we have not elected the normal purchases and normal sales exception, we report changes in fair value currently in Product sales or Product costs in the Consolidated Statement of Comprehensive Income.
Certain gains and losses on derivative instruments included in the Consolidated Statement of Comprehensive Income are netted together to a single net gain or loss, while other gains and losses are reported on a gross basis. Gains and losses recorded on a net basis include unrealized gains and losses on all derivatives that are not designated as hedges and for which we have not elected the normal purchases and normal sales exception.
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

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Revenues
As a result of the ratemaking process, certain revenues collected by us may be subject to refunds upon the issuance of final orders by the FERC in pending rate proceedings. We record estimates of rate refund liabilities considering our and other third-party regulatory proceedings, advice of counsel and other risks.
Service revenues
Revenues include services pursuant to long-term firm transportation and storage agreements within our interstate natural gas pipeline businesses. These agreements provide for a reservation charge based on the volume of a contracted capacity and a commodity charge based on the volume of gas delivered, both at rates specified in our FERC tariffs. We recognize revenues for reservation charges ratably over the contract period regardless of the volume of natural gas that is transported or stored. Revenues for commodity charges, from both firm and interruptible transportation services, and storage injection and withdrawal services are recognized when natural gas is delivered at the agreed upon delivery point or when natural gas is injected or withdrawn from the storage facility.
Certain revenues from our midstream operations include those derived from natural gas gathering and processing services and are performed under volumetric-based fee contracts. These revenues are recorded when services have been performed.
Crude oil gathering and transportation revenues and offshore production handling fees are recognized when the services have been performed. Certain offshore production handling contracts contain fixed payment terms that result in the deferral of revenues until such services have been performed.

Storage revenues from our midstream operations associated with prepaid contracted storage capacity contracts are recognized on a straight-line basis over the life of the contract as services are provided.
Product sales
In the course of providing transportation services to customers of our interstate natural gas pipeline businesses, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. The resulting imbalances are primarily settled through the purchase and sale of gas with our customers under terms provided for in our FERC tariffs. Revenue is recognized from the sale of gas upon settlement of the transportation and exchange imbalances.
We market NGLs, crude oil, natural gas, and olefins that we purchase from our producer customers as part of the overall service provided to producers. Revenues from marketing NGLs are recognized when the products have been sold and delivered.
Under our keep-whole and percent-of-liquids processing contracts, we retain the rights to all or a portion of the NGLs extracted from the producers’ natural gas stream and recognize revenues when the extracted NGLs are sold and delivered.
Our olefins business produces olefins from purchased or produced feedstock and we recognize revenues when the olefins are sold and delivered.
Interest capitalized
We capitalize interest during construction on major projects with construction periods of at least 3 months and a total project cost in excess of $1 million. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds. The latter is included in Other income (expense) – net below Operating income in the Consolidated Statement of Comprehensive Income. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by nonregulated companies are based on our average interest rate on debt.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

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

Pension and other postretirement benefits
We do not have employees. Certain of the costs charged to us by Williams associated with employees who directly support us include costs related to Williams’ pension and other postretirement benefit plans. (See Note 8 – Benefit Plans.) Although the underlying benefit plans of Williams are single-employer plans, we follow multiemployer plan accounting whereby the amount charged to us, and thus paid by us, is based on our share of net periodic benefit cost.
Note 2 – Acquisitions, Goodwill, and Other Intangible Assets
Business Combinations
In addition to the entities and assets acquired in the common control transactions described in Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies, we note the following additional acquisitions.
On February 17, 2012, we completed the acquisition of 100 percent of the ownership interests in certain entities from Delphi Midstream Partners, LLC, in exchange for $325 million in cash, net of cash acquired in the transaction, and 7,531,381 of our common units valued at $441 million (Laser Acquisition). The fair value of the common units issued as part of the consideration paid was determined on the basis of the closing market price of our common units on the acquisition date, adjusted to reflect certain time-based restrictions on resale. The acquired entities primarily own the Laser Gathering System, which is comprised of a natural gas pipeline and associated gathering facilities in the Marcellus Shale in Susquehanna County, Pennsylvania, as well as gathering lines in southern New York.
On April 27, 2012, we completed the acquisition of 100 percent of the ownership interests in Caiman Eastern Midstream, LLC, from Caiman Energy, LLC in exchange for $1.72 billion in cash and 11,779,296 of our common units valued at $603 million (Caiman Acquisition). The fair value of the common units issued as part of the consideration paid was determined on the basis of the closing market price of our common units on the acquisition date, adjusted to reflect certain time-based restrictions on resale. The acquired entity operates a gathering and processing business in northern West Virginia, southwestern Pennsylvania, and eastern Ohio. Acquisition transaction costs of $16 million were incurred during 2012 by Northeast G&P related to the Caiman Acquisition and are reported in Selling, general, and administrative expenses in the Consolidated Statement of Comprehensive Income.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

The following table presents the allocation of the acquisition-date fair value of the major classes of the net assets, which are included in the Northeast G&P segment:

	Laser	Caiman
	(Millions)
Assets held-for-sale	$18	$—
Other current assets	3	16
Property, plant, and equipment	158	656
Intangible assets:
Customer contracts	316	1,141
Customer relationships	—	250
Other	2	2
Current liabilities	(21)	(94)
Noncurrent liabilities	—	(3)
Identifiable net assets acquired	476	1,968
Goodwill	290	356
	$766	$2,324
Revenues and earnings related to the Laser and Caiman Acquisitions included within the Consolidated Statement of Comprehensive Income in 2012 are not material. Supplemental pro forma revenue and earnings for the pre-acquisition periods reflecting these acquisitions as if they had occurred as of January 1, 2011, are not materially different from the information presented in our accompanying Consolidated Statement of Comprehensive Income (since the historical operations of these acquisitions were insignificant relative to our historical operations) and are, therefore, not presented.
Goodwill and Other Intangible Assets
Goodwill
The Laser and Caiman Acquisitions were accounted for as business combinations which, among other things, require assets acquired and liabilities assumed to be measured at their acquisition-date fair values. The excess of cost over those fair values was recorded as goodwill and allocated to our Northeast G&P segment (the reporting unit). Goodwill recognized in the acquisitions relates primarily to enhancing our strategic platform for expansion in the Marcellus and Utica shale plays in the Appalachian basin area. Our annual goodwill impairment review did not result in a goodwill impairment in 2013.
Other Intangible Assets
Other intangible assets primarily relate to gas gathering, processing and fractionation contracts and relationships with customers recognized in the Laser and Caiman Acquisitions. The basis for determining the value of these intangible assets was estimated future net cash flows to be derived from acquired customer contracts and relationships, which were offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. The intangible assets are being amortized on a straight-line basis over an initial period of 30 years which represents a portion of the term over which the customer contracts and relationships are expected to contribute to our cash flows.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

The gross carrying amount and accumulated amortization of Other intangible assets at December 31 are as follows:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Customer contracts	$1,493	$(88)	$1,493	$(38)
Customer relationships	250	(14)	250	(6)
Other	4	(3)	4	(1)
Total	$1,747	$(105)	$1,747	$(45)
We expense costs incurred to renew or extend the terms of our gas gathering, processing and fractionation contracts with customers. Based on the estimated future revenues during the contract periods (as estimated at the time of the respective acquisition), the weighted-average periods prior to the next renewal or extension of the customer contracts associated with the Laser and Caiman Acquisitions were approximately 9 years and 18 years, respectively. Although a significant portion of the expected future cash flows associated with these contracts are dependent on our ability to renew or extend the arrangements beyond the initial contract periods, these expected future cash flows are significantly influenced by the scope and pace of our producer customers’ drilling programs. Once producer customers’ wells are connected to our gathering infrastructure, their likelihood of switching to another provider before the wells are abandoned is reduced due to the significant capital investments required.
The aggregate amortization expense related to Other intangible assets was $60 million, $43 million and $2 million in 2013, 2012 and 2011, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is approximately $60 million.
Note 3 – Variable Interest Entities

Consolidated VIEs
As of December 31, 2013, we consolidate the following VIEs:
Gulfstar One
During the second quarter of 2013, a third party contributed $187 million to Gulfstar One LLC (Gulfstar One) in exchange for a 49 percent ownership interest in Gulfstar One. This contribution was based on 49 percent of our estimated cumulative net investment at that time. The $187 million was then distributed to us. Following this transaction, we own a 51 percent interest in Gulfstar One, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance. We, as construction agent for Gulfstar One, are designing, constructing, and installing a proprietary floating-production system, Gulfstar FPS™, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. The project is expected to be in service in the third quarter of 2014. We have received certain advance payments from the producer customers and are committed to the producer customers to construct this system. The current estimate of the total remaining construction costs is less than $325 million, which will be funded with capital contributions from us and the other equity partner, proportional to ownership interest. The producer customers will be responsible for the firm price of building the facilities if they do not develop the offshore oil and gas fields to be connected to Gulfstar One. In December 2013, we committed an additional $134 million to Gulfstar One to fund an expansion of the system that will provide production handling, gathering, and processing services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in 2016. The other equity partner has an option to participate in the funding of the expansion project on a proportional basis.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction agent for Constitution, are building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. We plan to place the project in service in late 2015 to 2016 and estimate the total remaining construction costs of the project to be less than $600 million, which will be funded with capital contributions from us and the other equity partners, proportional to ownership interest.

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of these VIEs, which are joint projects in the development and construction phase:

	December 31,
	2013	2012	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$76	$8	Cash and cash equivalents
Construction in progress	998	556	Property, plant, and equipment, at cost
Accounts payable	(120)	(128)	Accounts payable - trade
Construction retainage	(3)	—	Other accrued liabilities
Current deferred revenue	(10)	—	Other accrued liabilities
Noncurrent deferred revenue associated with customer advance payments	(115)	(109)	Regulatory liabilities, deferred income, and other

Nonconsolidated VIEs
We have also identified certain interests in VIEs for which we are not the primary beneficiary. These include:
Laurel Mountain
Our 51 percent-owned equity-method investment in Laurel Mountain is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. As decisions about the activities that most significantly impact the economic performance of this entity require a unanimous vote of all members, we are not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of this investment, which was $481 million at December 31, 2013.
Caiman II
Our 47.5 percent-owned equity-method investment in Caiman II has been determined to be a VIE because it has insufficient equity to finance activities during the construction stage of the Blue Racer Midstream joint project, which is an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica shale primarily in Ohio and northwest Pennsylvania. We are not the primary beneficiary because we do not have the power to direct the activities of Caiman II that most significantly impact its economic performance. At December 31, 2013, the carrying value of our investment in Caiman II was $256 million, which substantially reflects our contributions to that date. In January 2014, we increased our total commitment for contributions to fund the project from $380 million to $500 million inclusive of contributions made to date which represents our current maximum exposure to loss related to this investment.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Note 4 – Allocation of Net Income and Distributions
The allocation of net income among our general partner, limited partners, and noncontrolling interests as reflected in the Consolidated Statement of Changes in Equity is as follows:

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Allocation of net income to general partner:
Net income	$1,070	$1,232	$1,511
Net income applicable to pre-partnership operations allocated to general partner	—	(185)	(133)
Net income applicable to noncontrolling interests	(3)	—	—
Net costs charged directly to general partner	1	1	(2)
Income subject to 2% allocation of general partner interest	1,068	1,048	1,376
General partner’s share of net income	2%	2%	2%
General partner’s allocated share of net income before items directly allocable to general partner interest	21	21	28
Priority allocations, including incentive distributions, paid to general partner (1)	387	355	260
Net costs charged directly to general partner	(1)	(1)	2
Pre-partnership net income allocated to general partner interest	—	185	133
Net income allocated to general partner	$407	$560	$423
Net income	$1,070	$1,232	$1,511
Net income allocated to general partner	407	560	423
Net income allocated to noncontrolling interests	3	—	—
Net income allocated to common limited partners	$660	$672	$1,088
____________

(1)
The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In the calculation of basic and diluted net income per common unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period but paid in the subsequent period.

The Net costs charged directly to general partner may include the net of both income and expense items. Under the terms of omnibus agreements, we are reimbursed by our general partner for certain expense items and are required to distribute certain income items to our general partner.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the partnership cash distributions paid on the dates indicated, related to the preceding quarter (in millions, except for per unit amounts):

			General Partner
Payment Date	Per Unit Distribution	Common Units	2%	Incentive Distribution Rights	Total Cash Distribution

2/11/2011	$0.7025	$204	$5	$59	$268
5/13/2011	0.7175	208	5	63	276
8/12/2011	0.7325	213	6	67	286
11/11/2011	0.7475	217	6	71	294
2/10/2012	0.7625	227	6	78	311
5/11/2012	0.7775	268	8	86	362
8/10/2012	0.7925	274	7	92	373
11/9/2012	0.8075	287	8	99	394
2/8/2013	0.8275	329	9	104	442
5/10/2013	0.8475	351	10	112	473
8/09/2013	0.8625	357	11	121	489
11/12/2013	0.8775	385	11	46	442
2/13/2014 (1)	0.8925	392	11	153	556
____________

(1)	On February 13, 2014, we paid a cash distribution of $0.8925 per unit on our outstanding common units to unitholders of record at the close of business on February 6, 2014.
The 2012, 2013, and 2014 cash distributions paid to our general partner in the table above have been reduced by $147 million resulting from the temporary waiver of IDRs associated with certain assets acquired in 2012 and an additional $90 million in IDRs waived by our general partner related to the third quarter 2013 distributions, to support our cash distribution metrics as our large platform of growth projects moves toward completion.
Note 5 – Related Party Transactions
Reimbursement of Expenses of Our General Partner
The employees of our operated assets are employees of Williams. Williams directly charges us for the payroll and benefit costs associated with operations employees and carries the obligations for many employee-related benefits in its financial statements, including the liabilities related to employee retirement, medical plans, and paid time off. Our share of the costs is charged to us through affiliate billings and reflected in Operating and maintenance expenses in the Consolidated Statement of Comprehensive Income.
In addition, employees of Williams provide general and administrative services to us, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our assets. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. Our share of direct and allocated administrative expenses is reflected in Selling, general, and administrative expenses in the Consolidated Statement of Comprehensive Income. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of our costs of doing business incurred by Williams.
In 2012, Williams engaged a consulting firm to assist in better aligning resources to support their business strategy following the December 31, 2011, spin-off of WPX Energy, Inc. (WPX). Our share of the allocated reorganization-related costs, included in Selling, general, and administrative expenses in the Consolidated Statement of Comprehensive Income, is $2 million and $25 million for the years ended December 31, 2013, and December 31, 2012, respectively.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Transactions with Affiliates and Equity-Method Investees
Product costs, in the Consolidated Statement of Comprehensive Income, include charges for the following types of transactions with affiliates and equity-method investees:

•	Purchases of olefin and NGL products for resale from Williams Energy Canada ULC, a subsidiary of Williams, at market prices at the time of purchase.

•	Purchases of NGLs for resale from Discovery at market prices at the time of purchase.

•	Payments to OPPL for transportation of NGLs from certain natural gas processing plants.
Transactions with WPX
We consider WPX an affiliate prior to its spin-off from Williams. Revenues, in the Consolidated Statement of Comprehensive Income, for the year ended December 31, 2011 include the following types of transactions we have with WPX prior to this separation:

•
Revenues from transportation and exchange service and rental of communication facilities with WPX. The rates charged to provide sales and services to affiliates are comparable to those that are charged to similarly situated nonaffiliated customers.

•
Revenues from gathering, treating, and processing services for WPX under several contracts. We believe that the rates charged to provide these services are reasonable as compared to those that are charged to similarly situated nonaffiliated customers.

Product costs and Operating and maintenance expenses, in the Consolidated Statement of Comprehensive Income, for the year ended December 31, 2011 include charges for the following types of transactions we have with WPX prior to this separation:

•	Purchases of NGLs for resale from WPX at market prices at the time of purchase.

•	Purchases of natural gas for shrink replacement and fuel from WPX at market prices at the time of purchase or contract execution.

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

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Summary of the related party transactions discussed in all sections above.

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Revenues	$—	$—	$310
Product costs	270	300	802
Operating and maintenance expenses:
Employee costs	328	269	236
Other	—	—	305
Selling, general, and administrative expenses:
Employee direct costs	256	287	232
Employee allocated costs	160	184	118
The Accounts payable — affiliate in the Consolidated Balance Sheet represents the payable positions that result from the transactions with affiliates discussed above. We also have $13 million and $15 million in Accounts payable — trade in the Consolidated Balance Sheet with our equity-method investees at December 31, 2013 and December 31, 2012, respectively.
Operating Agreements with Equity-Method Investees
We have operating agreements with certain equity-method investees. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. Williams supplied a portion of these services, primarily those related to employees since we do not have any employees, to certain equity-method investees. The total gross charges to equity-method investees for these fees included in the Consolidated Statement of Comprehensive Income are $67 million, $75 million and $57 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Omnibus Agreement
In February 2010, we entered into an omnibus agreement with Williams. Under this agreement, Williams is obligated to reimburse us for (i) amounts incurred by us or our subsidiaries for repair or abandonment costs for damages to certain facilities caused by Hurricane Ike, up to a maximum of $10 million, (ii) maintenance capital expenditure amounts incurred by us or our subsidiaries for certain U.S. Department of Transportation projects, up to a maximum of $50 million, and (iii) an amount based on the amortization over time of deferred revenue amounts that relate to cash payments received by Williams prior to the closing of the contribution transaction for services to be rendered by us in the future at the Devils Tower floating production platform. In addition, we will be obligated to pay to Williams the proceeds of certain sales of natural gas recovered from the Hester storage field pursuant to the FERC order dated March 7, 2008, approving a settlement agreement. Net amounts received under this agreement for the years ended December 31, 2013, 2012 and 2011 were $12 million, $15 million, and $31 million, respectively.
We have a contribution receivable from our general partner of $3 million and $4 million at December 31, 2013 and December 31, 2012, respectively, for amounts reimbursable to us under omnibus agreements. We net this receivable against Total partners’ equity in the Consolidated Balance Sheet.

Acquisitions and Equity Issuances
Basis of Presentation in Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies includes related party transactions for the Geismar and Gulfstream Acquisitions. Prior to the acquisition, Geismar operations were included in Williams’ cash management program under an unsecured promissory note agreement with Williams for both advances to and from Williams. In connection with the Geismar Acquisition, the outstanding advances were distributed to Williams at the close of the transaction. The distribution had

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

no impact on our assets or liabilities. Changes in the advances to Williams are presented as Distributions to The Williams Companies, Inc.- net in the Consolidated Statement of Changes in Equity.
Note 12 – Partners’ Capital includes related party transactions for the sale of limited partner units to Williams in March 2013 and April 2012.
Board of Directors
A member of Williams’ Board of Directors, who was elected in 2013, is also the current chairman, president, and chief executive officer of an energy services company that is a customer of ours. We recorded $131 million in Service revenues in Consolidated Statement of Comprehensive Income from this company for transportation and storage of natural gas for the year ended December 31, 2013. This board member does not have any material interest in any transactions between the energy services company and us and he had no role in any such transactions.
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
Note 6 – Investments
Investments accounted for using the equity method consist of:

	December 31,
	2013	2012
	(Millions)
OPPL - 50%	$452	$454
Gulfstream - 50%	333	348
Discovery - 60% (1)	527	350
Laurel Mountain - 51% (1)	481	444
Caiman II - 47.5%	256	67
Other	138	137
	$2,187	$1,800
____________

(1)
We account for these investments under the equity method due to the significant participatory rights of our partners such that we do not control or are otherwise not the primary beneficiary of the investments.

The difference between the carrying value of our equity-method investments and the underlying equity in the net assets of the investees is $60 million at December 31, 2013, primarily related to impairments we previously recognized. These differences are amortized over the expected remaining life of the investees’ underlying assets.
We generally fund our portion of significant expansion or development projects of these investees through additional capital contributions. As of December 31, 2013, our proportionate share of amounts remaining to be spent for specific capital projects already in progress for Discovery, Laurel Mountain, and Caiman II totaled $244 million, $72 million, and $119 million, respectively.
We acquired a 1 percent and 24.5 percent interest in Gulfstream from a subsidiary of Williams in June 2012 and May 2011, respectively. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.) We contributed $193 million and $169 million to Discovery in 2013 and 2012, respectively; $42 million, $174 million and $137 million to Laurel Mountain in 2013, 2012, and 2011, respectively; and $192 million and $69 million to Caiman II in 2013 and 2012, respectively.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Our equity-method investees’ organizational documents generally require distribution of available cash to equity holders on a quarterly basis. Dividends and distributions, including those presented below, received from companies accounted for by the equity method were $154 million, $172 million, and $169 million in 2013, 2012, and 2011, respectively. These transactions reduced the carrying value of our investments. These dividends and distributions primarily included:

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Gulfstream	$81	$78	$60
Discovery	12	21	40
Aux Sable Liquid Products L.P.	20	28	35
OPPL	27	28	19

Summarized Financial Position and Results of Operations of All Equity-Method Investments

	December 31,
	2013	2012
	(Millions)
Assets (liabilities):
Current assets	$412	$366
Noncurrent assets	5,956	5,225
Current liabilities	(264)	(247)
Noncurrent liabilities	(1,305)	(1,301)

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Gross revenue	$1,333	$1,213	$1,242
Operating income	367	378	535
Net income	291	309	460

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Note 7 – Other Income and Expenses
The following table presents significant gains or losses reflected in Other (income) expense – net within Costs and expenses:

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Northeast G&P
Settlement in principle of a producer claim	$25	$—	$—
Atlantic-Gulf
Amortization of regulatory asset associated with asset retirement obligations	30	7	6
Write-off of the Eminence abandonment regulatory asset not recoverable through rates	12	—	—
Insurance recoveries associated with the Eminence abandonment	(16)	—	—
Project feasibility costs	4	21	10
Capitalization of project feasibility costs previously expensed	(1)	(19)	(11)
NGL & Petchem Services
Net insurance recoveries associated with the Geismar Incident	(40)	—	—

The reversals of project feasibility costs from expense to capital are associated with natural gas pipeline expansion projects. These reversals were made upon determining that the related projects were probable of development. These costs are now included in the capital costs of the projects, which we believe are probable of recovery through the project rates.
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial and operational effects.
We have substantial insurance coverage for repair and replacement costs, lost production, and additional expenses related to the incident as follows:

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
We have expensed $13 million at NGL & Petchem Services during 2013 of costs under our insurance deductibles in Operating and maintenance expenses in the Consolidated Statement of Comprehensive Income. Recoveries under our business interruption policy will be recognized upon resolution of any contingencies with the insurer associated with the claim. Through December 31, 2013, we have recognized $50 million of insurance recoveries related to this incident as a gain to Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income. During the fourth quarter of 2013, we incurred $10 million of covered insurable expenses in excess of our retentions (deductibles) which partially offset the $50 million gain included in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Additional Items
We detected a leak in an underground cavern at our Eminence Storage Field in Mississippi on December 28, 2010. We recorded $3 million, $2 million, and $15 million of charges to Operating and maintenance expenses at Atlantic-Gulf during 2013, 2012, and 2011, respectively, primarily related to assessment and monitoring costs incurred to ensure the safety of the surrounding area.
Other income (expense) – net below Operating income for 2013, includes a charge of $14 million associated with the impact of a second quarter Texas franchise tax law change.
Note 8 – Benefit Plans
Certain of the benefit costs charged to us by Williams associated with employees who directly support us are described below. Additionally, allocated corporate expenses from Williams to us also include amounts related to these same employee benefits, which are not included in the amounts presented below.
Pension plans
Williams has noncontributory defined benefit pension plans (Williams Pension Plan, Williams Inactive Employees Pension Plan and The Williams Companies Retirement Restoration Plan) that provide pension benefits for its eligible employees. Pension costs charged to us by Williams for 2013, 2012, and 2011 totaled $44 million, $41 million, and $32 million, respectively. At the total Williams plan level, the pension plans had a projected benefit obligation of $1.4 billion and $1.5 billion at December 31, 2013 and 2012, respectively. The plans were underfunded by $143 million and $478 million at December 31, 2013 and 2012, respectively.
Postretirement benefits other than pensions
Williams provides certain retiree health care and life insurance benefits for eligible participants. Generally, employees that were employed by Williams on or before December 31, 1991 or December 31, 1995, if they were employees or retirees of Transco Energy Company and its subsidiaries are eligible for subsidized retiree medical benefits. The cost charged to us for the plans anticipates future cost-sharing that is consistent with Williams’ expressed intent to increase the retiree contribution level, generally in line with health care cost increases. We recognized a net periodic postretirement benefit credited to us by Williams of $4 million in 2013 and $2 million in 2011, and a net periodic postretirement benefit cost charged to us by Williams of $4 million in 2012. At the total Williams plan level, the postretirement benefit plans had an accumulated postretirement benefit obligation of $213 million and $331 million at December 31, 2013 and 2012, respectively. The plans were underfunded by $12 million and $156 million at December 31, 2013 and 2012, respectively.
Any differences between the annual expense and amounts currently being recovered in rates by our FERC-regulated gas pipelines are recorded as an adjustment to expense and collected or refunded through future rate adjustments.
Defined contribution plan
Williams charged us compensation expense of $15 million, $18 million, and $16 million in 2013, 2012, and 2011, respectively, for Williams’ matching contributions to this plan.
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

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Total stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011 was $11 million, $12 million and $10 million, respectively.
Note 9 – Inventories

	December 31,
	2013	2012
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$112	$96
Materials, supplies, and other	81	77
	$193	$173

Note 10 – Property, Plant and Equipment

	Estimated	Depreciation
	Useful Life (1)	Rates (1)	December 31,
	(Years)	(%)	2013	2012
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$8,018	$7,000
Construction in progress	Not applicable		2,658	1,599
Other	3 - 45		899	745
Regulated:
Natural gas transmission facilities		1.2 - 6.97	10,633	9,963
Construction in progress		Not applicable	273	337
Other		1.35 - 33.33	1,293	1,418
Total property, plant, and equipment, at cost			$23,774	$21,062
Accumulated depreciation and amortization			(7,286)	(6,775)
Property, plant, and equipment — net			$16,488	$14,287
______________________

(1)	Estimated useful life and depreciation rates are presented as of December 31, 2013. Depreciation rates for regulated assets are prescribed by the FERC.
Depreciation and amortization expense for Property, plant, and equipment – net was $697 million, $670 million and $618 million in 2013, 2012, and 2011, respectively.
Regulated Property, plant, and equipment – net includes approximately $785 million and $825 million at December 31, 2013 and 2012, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

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
The following table presents the significant changes to our asset retirement obligations (ARO):

	December 31,
	2013	2012
	(Millions)
Beginning balance	$576	$570
Liabilities incurred	4	8
Liabilities settled (1)	(30)	(44)
Accretion expense	52	43
Revisions (2)	(48)	(1)
Ending balance	$554	$576
______________

(1)
For 2013 and 2012, liabilities settled include $25 million and $31 million, respectively, related to the abandonment of certain of Transco’s natural gas storage caverns that are associated with a leak in 2010.

(2)
Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, discount rates, and the estimated remaining life of the assets. The 2013 revision primarily reflects increases in the estimated remaining useful life of the assets. The 2012 revision primarily reflects a decrease in removal cost estimates. The 2013 and 2012 revisions also include increases of $9 million and $13 million, respectively, related to changes in the timing and method of abandonment on certain of Transco’s natural gas storage caverns that were associated with a leak in 2010.

Transco is entitled to collect in rates the amounts necessary to fund its ARO. All funds received for such retirements are deposited into an external trust account dedicated to funding its ARO (ARO Trust). (See Note 13 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) Under its current rate settlement Transco’s annual funding obligation is approximately $36 million, with installments to be deposited monthly.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Note 11 – Debt, Banking Arrangements, and Leases
Long-Term Debt

	December 31,
	2013	2012
	(Millions)
Unsecured:
Transco:
6.4% Notes due 2016	$200	$200
6.05% Notes due 2018	250	250
7.08% Debentures due 2026	8	8
7.25% Debentures due 2026	200	200
5.4% Notes due 2041	375	375
4.45% Notes due 2042	400	400
Northwest Pipeline:
7% Notes due 2016	175	175
5.95% Notes due 2017	185	185
6.05% Notes due 2018	250	250
7.125% Debentures due 2025	85	85
Williams Partners L.P.:
3.8% Notes due 2015	750	750
7.25% Notes due 2017	600	600
5.25% Notes due 2020	1,500	1,500
4.125% Notes due 2020	600	600
4% Notes due 2021	500	500
3.35% Notes due 2022	750	750
4.5% Notes due 2023	600	—
6.3% Notes due 2040	1,250	1,250
5.8% Notes due 2043	400	—
Credit facility loans	—	375
Unamortized debt discount	(21)	(16)
Long-term debt	$9,057	$8,437
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

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

The following table presents aggregate minimum maturities of long-term debt (excluding unamortized discount) for each of the next five years:

December 31, 2013
(Millions)
2014	$—
2015	750
2016	375
2017	785
2018	500

Issuances and retirements
In November 2013, we completed a public offering of $600 million of 4.5 percent senior unsecured notes due 2023 and $400 million of 5.8 percent senior unsecured notes due 2043. We used the net proceeds to repay amounts outstanding under our commercial paper program, to fund capital expenditures, and for general partnership purposes.
In August 2012, we completed a public offering of $750 million of 3.35 percent senior unsecured notes due 2022. We used the net proceeds to repay outstanding borrowings on our senior unsecured revolving credit facility and for general partnership purposes.
In July 2012, Transco issued $400 million of 4.45 percent senior unsecured notes due 2042 to investors in a private debt placement. An offer to exchange these unregistered notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended, was commenced in November 2012 and completed in December 2012. A portion of the proceeds from the issuance of these notes was used to repay Transco’s $325 million of 8.875 percent senior unsecured notes that matured on July 15, 2012.

Credit Facility
In July 2013, we amended our $2.4 billion credit facility to increase the aggregate commitments to $2.5 billion and extend the maturity date to July 31, 2018. Additionally, Transco and Northwest Pipeline are each able to borrow up to $500 million under the amended credit facility to the extent not otherwise utilized by the other co-borrowers. Our credit facility may also, under certain conditions, be increased up to an additional $500 million. As a result of the modifications, the previously deferred fees and costs related to these facilities are being amortized over the term of the new arrangements. At December 31, 2013, letter of credit capacity under our $2.5 billion credit facility is $1.3 billion, no letters of credit have been issued, and no loans are outstanding under our credit facility.
Our significant financial covenants require our ratio of debt to EBITDA (each as defined in the credit facility) must be no greater than 5 to 1. For the fiscal quarter and the two following fiscal quarters in which one or more acquisitions for a total aggregate purchase price equal to or greater than $50 million has been executed, we are required to maintain a ratio of debt to EBITDA of no greater than 5.5 to 1. In addition, the ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent for each of Transco and Northwest Pipeline. At December 31, 2013, we are in compliance with these financial covenants.
The credit agreement governing our credit facility contains the following terms and conditions:

•
Each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.’s alternate base rate plus an applicable margin or a periodic fixed rate equal to LIBOR plus an applicable margin. The applicable borrower is required to pay a commitment fee (currently 0.175 percent) based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined for each borrower by reference to a pricing schedule based on such borrower’s senior unsecured long-term debt ratings.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

•
Various covenants may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets, enter into certain affiliate transactions, make certain distributions during an event of default, make investments, and allow any material change in the nature of its business.

•
If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for all borrowers and accelerate the maturity of any loans of the defaulting borrower under the credit facility agreement and exercise other rights and remedies.

Commercial Paper Program
In March 2013, we initiated a commercial paper program. The program allows a maximum outstanding amount at any time of $2 billion of unsecured commercial paper notes. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. Proceeds from these notes are used for general partnership purposes, including funding capital expenditures, working capital, and partnership distributions.  We classify commercial paper outstanding in Current liabilities in the Consolidated Balance Sheet, as the outstanding notes at December 31, 2013, have maturity dates less than three months from the date of issuance. At December 31, 2013, $225 million of Commercial paper is outstanding at a weighted average interest rate of 0.42 percent.

Cash Payments for Interest (Net of Amounts Capitalized)

Cash payments for interest (net of amounts capitalized) were $366 million in 2013, $381 million in 2012, and $387 million in 2011.
Leases-Lessee
The future minimum annual rentals under noncancelable operating leases, are payable as follows:

December 31, 2013
(Millions)
2014	$41
2015	35
2016	33
2017	30
2018	29
Thereafter	123
Total	$291
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
Total rent expense was $50 million in 2013, $45 million in 2012, and $37 million in 2011.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Note 12 – Partners’ Capital
At December 31, 2013 and 2012, the public held 36 percent and 30 percent, respectively, of our total units outstanding, and affiliates of Williams held the remaining units. Transactions which occurred during 2013 and 2012 are summarized below.
In March 2013, we completed an equity issuance of 14,250,000 common units, including 3,000,000 common units sold to Williams in a private placement. Subsequently, the underwriters exercised their option to purchase an additional 1,687,500 common units. The net proceeds of approximately $760 million were used to repay amounts outstanding under our credit facility.
In August 2013, we completed an equity issuance of 21,500,000 common units. Subsequently, the underwriters exercised their option to purchase an additional 3,225,000 common units. The net proceeds of approximately $1.2 billion were used to repay amounts outstanding under our commercial paper program, to fund capital expenditures and for general partnership purposes.
In January 2012, we issued 7,000,000 common units. The net proceeds of approximately $426 million were used to fund capital expenditures and for other partnership purposes.
In February 2012, we closed the Laser Acquisition. In connection with this transaction, we issued 7,531,381 of our common units. (See Note 2 – Acquisitions, Goodwill, and Other Intangible Assets.)
In February 2012, the underwriters exercised their option to purchase an additional 1,050,000 common units pursuant to our common unit offering in January 2012. The net proceeds of approximately $64 million were used for general partnership purposes.
In April 2012, we issued 10,000,000 common units. Subsequently, the underwriters exercised their option to purchase an additional 973,368 common units. The net proceeds of approximately $581 million were used for general partnership purposes, including the funding of a portion of the cash purchase price of the Caiman Acquisition. (See Note 2 – Acquisitions, Goodwill, and Other Intangible Assets.) We also used $1 billion in proceeds from an April 2012 sale of 16,360,133 common units to Williams to partially fund the Caiman Acquisition.
In April 2012, we closed the Caiman Acquisition. In connection with this transaction, we issued 11,779,296 of our common units. (See Note 2 – Acquisitions, Goodwill, and Other Intangible Assets.)
In June 2012, we acquired a 1 percent interest in Gulfstream from a subsidiary of Williams. In connection with this transaction, we issued 238,050 of our common units. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)
In August 2012, we completed an equity issuance of 8,500,000 common units. Subsequently, the underwriters exercised their option to purchase an additional 1,275,000 common units. The net proceeds of approximately $488 million were used to repay amounts outstanding under our revolving credit facility and for general partnership purposes.
In November 2012, we closed the Geismar Acquisition with Williams. In connection with this transaction, we issued 42,778,812 of our common units. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

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
See Note 4 – Allocation of Net Income and Distributions for information regarding IDR waivers.
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

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Note 13 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at December 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$33	$33	$33	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	—	—	3
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	(1)	(2)
Additional disclosures:
Notes receivable and other	7	7	1	6	—
Long-term debt	(9,057)	(9,581)	—	(9,581)	—
Assets (liabilities) at December 31, 2012:
Measured on a recurring basis:
ARO Trust investments	$18	$18	$18	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	—	5
Energy derivatives liabilities not designated as hedging instruments	(1)	(1)	—	—	(1)
Additional disclosures:
Notes receivable and other	11	10	2	8	—
Long-term debt	(8,437)	(9,624)	—	(9,624)	—

Fair Value Methods
We use the following methods and assumptions in estimating the fair value of our financial instruments:
Assets and liabilities measured at fair value on a recurring basis
ARO Trust investments:  Transco deposits a portion of its collected rates, pursuant to its rate case settlement, into an external trust that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, is classified as available-for-sale, and is reported in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

Williams Partners L. P.
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the years ended December 31, 2013 or 2012.
Additional fair value disclosures
Notes receivable and other: The disclosed fair value of our notes receivable is primarily determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in Trade accounts and notes receivable, net, and the noncurrent portion is reported in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.
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
Accounts and notes receivable
The following table summarizes concentration of receivables, net of allowances.

	December 31,
	2013	2012
	(Millions)
NGLs, natural gas, and related products and services	$327	$393
Transportation of natural gas and related products	193	169
Other	3	—
Total	$523	$562

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Customers include producers, distribution companies, industrial users, gas marketers and pipelines primarily located in the continental United States. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.
Revenues
In 2013, 2012 and 2011, we had one customer in our NGL & Petchem Services segment that accounted for 10 percent, 14 percent, and 17 percent of our consolidated revenues, respectively.
Note 14 – Contingent Liabilities and Commitments

Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2013, we have accrued liabilities totaling $20 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At December 31, 2013, we have accrued liabilities of $13 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2013, we have accrued liabilities totaling $7 million for these costs.
Geismar Incident
As a result of the previously discussed Geismar Incident, there were two fatalities and numerous individuals (including affiliate employees and contractors) reported injuries, which varied from minor to serious. We are cooperating with the Chemical Safety Board and the EPA regarding their investigations of the Geismar Incident. On October 21, 2013, the EPA issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

training, and other matters.  We and the EPA continue to discuss such preliminary determinations, and the EPA could issue penalties pertaining to final determinations.  On December 11, 2013, the Occupational Safety and Health Administration (OSHA) issued Citations for the June 13, 2013 incident, which included a Notice of Penalty for $99,000. Although we and OSHA continue settlement negotiations, we are contesting the citation. On June 28, 2013, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order & Notice of Potential Penalty to Williams Olefins, L.L.C. that consolidates claims of unpermitted emissions and other deviations under the Clean Air Act that the parties had been negotiating since 2010 and alleged unpermitted emissions arising from the Geismar Incident. Negotiations with the LDEQ are ongoing. Any potential fines and penalties from these agencies would not be covered by our insurance policy. Additionally, multiple lawsuits, including class actions for alleged offsite impacts, property damage, and personal injury, have been filed against various of our subsidiaries.
Due to the ongoing investigation into the cause of the incident, and the limited information available associated with the filed lawsuits, which do not specify any amounts for claimed damages, we cannot reasonably estimate a range of potential loss related to these contingencies at this time.
Rate Matters
On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceedings. The new rates became effective March 1, 2013, subject to refund and the outcome of the hearing. On August 27, 2013, Transco filed a stipulation and agreement with the FERC proposing to resolve all issues in this proceeding without the need for a hearing (Agreement). On December 6, 2013, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement will become effective March 1, 2014. We have provided a reserve for rate refunds of $98 million, in Other accrued liabilities, which we believe is adequate for required refunds as of December 31, 2013, under the Agreement. Refunds will be made on or before April 30, 2014.
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
Commitments
Commitments for construction and acquisition of property, plant and equipment are approximately $1.4 billion at December 31, 2013.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Note 15 – Segment Disclosures
Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)
Performance Measurement
We currently evaluate segment operating performance based on Segment profit (loss) from operations, which includes Segment revenues from external and internal customers, segment costs and expenses, and Equity earnings (losses). General corporate expenses represent Selling, general, and administrative expenses that are not allocated to our segments. The accounting policies of the segments are the same as those described in Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies. Intersegment revenues primarily represent the sale of NGLs from our natural gas processing plants to our marketing business and are generally accounted for at current market prices as if the sales were to unaffiliated third parties.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Segment revenues and Segment profit (loss) to Total revenues and Operating income as reported in the Consolidated Statement of Comprehensive Income. It also presents other financial information related to long-lived assets.

	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
2013
Segment revenues:
Service revenues
External	$335	$1,414	$1,053	$108	$—	$2,910
Internal	—	10	1	—	(11)	—
Total service revenues	335	1,424	1,054	108	(11)	2,910
Product sales
External	166	830	64	2,715	—	3,775
Internal	—	95	708	294	(1,097)	—
Total product sales	166	925	772	3,009	(1,097)	3,775
Total revenues	$501	$2,349	$1,826	$3,117	$(1,108)	$6,685
Segment profit (loss)	$(24)	$614	$741	$275		$1,606
Less equity earnings (losses)	(7)	72	—	39		104
Segment operating income (loss)	$(17)	$542	$741	$236		1,502
General corporate expenses						(160)
Operating income						$1,342

Other financial information:
Depreciation and amortization	$132	$363	$236	$27	$—	$758

2012
Segment revenues:
Service revenues
External	$168	$1,371	$1,067	$103	$—	$2,709
Internal	—	12	5	—	(17)	—
Total service revenues	168	1,383	1,072	103	(17)	2,709
Product sales
External	2	709	40	3,860	—	4,611
Internal	—	363	1,089	258	(1,710)	—
Total product sales	2	1,072	1,129	4,118	(1,710)	4,611
Total revenues	$170	$2,455	$2,201	$4,221	$(1,727)	$7,320
Segment profit (loss)	$(37)	$574	$980	$295		$1,812
Less equity earnings (losses)	(23)	92	—	42		111
Segment operating income (loss)	$(14)	$482	$980	$253		1,701
General corporate expenses						(184)
Operating income						$1,517

Other financial information:
Depreciation and amortization	$76	$381	$234	$23	$—	$714

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
2011
Segment revenues:
Service revenues
External	$49	$1,332	$1,053	$83	$—	$2,517
Internal	—	—	4	—	(4)	—
Total service revenues	49	1,332	1,057	83	(4)	2,517
Product sales
External	—	606	11	4,580	—	5,197
Internal	—	531	1,622	56	(2,209)	—
Total product sales	—	1,137	1,633	4,636	(2,209)	5,197
Total revenues	$49	$2,469	$2,690	$4,719	$(2,213)	$7,714
Segment profit (loss)	$23	$585	$1,181	$246		$2,035
Less equity earnings (losses)	(1)	90	—	53		142
Segment operating income (loss)	$24	$495	$1,181	$193		1,893
General corporate expenses						(118)
Operating income						$1,775

Other financial information:
Depreciation and amortization	$5	$365	$236	$15	$—	$621

The following table reflects Total assets, Investments, and Additions to long-lived assets by reportable segment:

	Total Assets at December 31,		Investments at December 31,		Additions to Long-Lived Assets at December 31,
	2013	2012	2013	2012	2013	2012	2011
	(Millions)
Northeast G&P (1)	$6,229	$4,745	$737	$511	$1,376	$3,909	$204
Atlantic-Gulf	10,007	8,734	930	774	1,072	1,002	650
West	4,767	4,688	—	—	210	360	301
NGL & Petchem Services	1,822	1,500	520	515	392	282	103
Other corporate assets	147	409	—	—	5	16	25
Eliminations (2)	(614)	(367)	—	—	—	—	—
Total	$22,358	$19,709	$2,187	$1,800	$3,055	$5,569	$1,283

(1)	2012 Additions to long-lived assets includes the Caiman and Laser Acquisitions. (See Note 2 – Acquisitions, Goodwill, and Other Intangible Assets.)

(2)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.

Williams Partners L. P.
Notes to Consolidated Financial Statements – (Continued)

Note 16 – Subsequent Events

Commercial Paper Outstanding Balance

As of February 25, 2014, $900 million is outstanding under our commercial paper program.

Canada Dropdown

In February 2014, we agreed to acquire certain Canadian operations from Williams for total consideration valued at approximately $1.2 billion. The transaction is expected to close in February 2014. We expect to fund the purchase with $25 million of cash, the issuance of 25,577,521 Class D limited-partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In lieu of cash distributions, the Class D units will receive quarterly distributions of additional paid-in-kind Class D units, all of which will be convertible to common units at a future date. The acquired Canadian operations will be included in our NGL & Petchem Services segment. The agreement also provides that we can issue additional Class D units to Williams on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions.

Williams Partners L.P.
Quarterly Financial Data
(Unaudited)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-unit amounts)
2013
Revenues	$1,756	$1,727	$1,586	$1,616
Product costs	798	810	718	722
Net income	321	257	280	212
Net income attributable to controlling interests	321	256	279	211
Basic and diluted net income per common unit	0.50	0.31	0.52	0.12
2012
Revenues	$1,968	$1,817	$1,717	$1,818
Product costs	974	907	781	864
Net income	408	243	290	291
Net income attributable to controlling interests	408	243	290	291
Basic and diluted net income per common unit	0.85	0.29	0.38	0.42
The sum of earnings per unit for the four quarters may not equal the total earnings per unit for the year due to changes in the average number of common units outstanding and rounding.
2013
Net income for fourth-quarter 2013 includes:

•	$16 million accrued loss associated with a settlement in principle of a producer claim against us at Northeast G&P (see Note 7 – Other Income and Expenses);

•	$14 million in expenses associated with the Geismar Incident at NGL & Petchem Services (see Note 7 – Other Income and Expenses).
Net income for third-quarter 2013 includes:

•	$9 million accrued loss associated with a contingent liability related to a producer claim against us at Northeast G&P (see Note 7 – Other Income and Expenses);

•	$50 million of income associated with insurance recoveries related to the Geismar Incident at NGL & Petchem Services (see Note 7 – Other Income and Expenses).
Net income for second-quarter 2013 includes $12 million of income related to an insurance recovery associated with the Eminence abandonment regulatory asset that will not be recovered through rates at Atlantic-Gulf. (See Note 7 – Other Income and Expenses.)
2012
Net income for fourth-quarter 2012 includes:

•	$18 million related to the reversal of project feasibility costs from expense to capital at Atlantic-Gulf (see Note 7 – Other Income and Expenses);

Williams Partners L.P.
Quarterly Financial Data – (Continued)
(Unaudited)

•	$11 million of reorganization-related costs, including consulting costs, allocated to us from Williams (see Note 5 – Related Party Transactions).
Net income for second-quarter 2012 includes $21 million of Caiman and Laser acquisition and transition-related costs at Northeast G&P. (See Note 2 – Acquisitions, Goodwill, and Other Intangible Assets.)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment we concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
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

We have audited Williams Partners L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Williams Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Williams Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Williams Partners L.P. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 26, 2014

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
All of the senior officers of our general partner are also senior officers of Williams.
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Williams Partners GP LLC
Alan S. Armstrong	51	Chairman of the Board and Chief Executive Officer
Donald R. Chappel	62	Chief Financial Officer and Director
Rory L. Miller	53	Senior Vice President - Atlantic-Gulf and Director
James E. Scheel	49	Senior Vice President - Northeast G&P and Director
H. Brent Austin	59	Director and Member of Audit and Conflicts Committees
Alice M. Peterson	61	Director and Member of Audit and Conflicts Committees
Laura A. Sugg	52	Director and Member of Audit Committee
Frank E. Billings	51	Senior Vice President - Corporate Strategic Development
Allison G. Bridges	54	Senior Vice President - West
John R. Dearborn	56	Senior Vice President - NGL & Petchem Services
Fred E. Pace	52	Senior Vice President - E&C
Brian L. Perilloux	52	Senior Vice President - Operational Excellence
Craig L. Rainey	61	General Counsel
Ted T. Timmermans	57	Vice President, Controller, and Chief Accounting Officer
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
Alan S. Armstrong has served as a director of our general partner since 2005 and has served as the Chairman of the Board of Directors and the Chief Executive Officer of our general partner since 2011. Mr. Armstrong has served as the Chief Executive Officer, President, and a director of Williams since 2011. From 2010 to 2011, Mr. Armstrong served as Senior Vice President – Midstream of our general partner. From 2005 until 2010, Mr. Armstrong served as the Chief Operating Officer of our general partner. From 2002 to 2011, Mr. Armstrong served as Senior Vice President - Midstream of Williams and acted as President of Williams’ midstream business. From 1999 to 2002, Mr. Armstrong was Vice President, Gathering and Processing in Williams’ midstream business and from 1998 to 1999 was Vice President, Commercial Development, in Williams’ midstream business. Since 2012, Mr. Armstrong has served as a director of Access Midstream Partners GP, L.L.C. (ACMP GP), the general partner of Access Midstream Partners, L.P. (a midstream natural gas service provider), in which Williams owns an interest. Mr. Armstrong has also served as a director of BOK Financial Corporation, a financial services company, since April 2013.
Mr. Armstrong’s qualifications include Marketplace Knowledge and industry, engineering and construction, financial and accounting, corporate governance, securities and capital markets, executive leadership, public policy and government, strategy development and risk management, and operating experience.
Donald R. Chappel has served as the Chief Financial Officer and a director of our general partner since 2005. Mr. Chappel has served as Senior Vice President and Chief Financial Officer of Williams since 2003. Mr. Chappel served as Chief Financial Officer and a director of the general partner of Williams Pipeline Partners L.P. (WMZ), a limited partnership formed by Williams to own and operate natural gas transportation and storage assets, from 2008 until WMZ merged with us in 2010. Since 2012, Mr. Chappel has served as a director of ACMP GP. Mr. Chappel has served as a member of the Management Committee of Northwest Pipeline since 2007. Mr. Chappel also serves as a director of SUPERVALU Inc., a grocery and pharmacy company.
Mr. Chappel’s qualifications include Marketplace Knowledge and industry, financial and accounting, corporate governance, securities and capital markets, executive leadership, and strategy development and risk management experience.
Rory L. Miller has served as a director of our general partner since 2011 and as Senior Vice President - Atlantic-Gulf of Williams and our general partner since January 2013. From 2011 until January 2013, Mr. Miller was Senior Vice President - Midstream of Williams and our general partner, acting as President of Williams’ midstream business. Mr. Miller was a Vice President of Williams’ midstream business from 2004 until 2011. Mr. Miller has served as a member of the Management Committee of Transco since 2013.
Mr. Miller’s qualifications include Marketplace Knowledge and industry, engineering and construction, executive leadership, strategy development and risk management, and operating experience.
James E. Scheel has served as a director of our general partner since 2012 and as Senior Vice President - Northeast G&P of Williams and our general partner since January 2014. From 2012 to January 2014 he served as Senior Vice President - Corporate Strategic Development of Williams and our general partner. From 2011 until 2012, Mr. Scheel served as Vice President of Business Development of Williams’ midstream business. He joined Williams in 1988 and has served in leadership roles in business strategic development, engineering and operations, the NGL business, and international operations. Since 2012, Mr. Scheel has served as a director of ACMP GP.

Mr. Scheel’s qualifications include Marketplace Knowledge and industry, engineering and construction, executive leadership, strategy development and risk management, and operating experience.
H. Brent Austin has served as a director of our general partner since 2010. Mr. Austin has been Managing Director and Chief Investment Officer of Alsamora L.P., a Houston-based private limited partnership with real estate and diversified equity investments, since 2003. Mr. Austin served as a director of the general partner of WMZ from October 2008 until WMZ merged with us in 2010. From 2002 to 2003, Mr. Austin was President and Chief Operating Officer of El Paso Corporation, an owner and operator of natural gas transportation pipelines, storage, and other midstream assets, where he managed all nonregulated operations as well as all financial functions.
Mr. Austin’s qualifications include Marketplace Knowledge and industry, financial and accounting, corporate governance, securities and capital markets, executive leadership, public policy and government, strategy development and risk management, and operating experience.
Alice M. Peterson has served as a director of our general partner since 2005. Since October 2012, Ms. Peterson has served as Chief Operating Officer of PPL Group, a private equity firm. Since 2000, Ms. Peterson has served as a director of RIM Finance, LLC, a wholly owned subsidiary of Research in Motion, Ltd., the maker of the Blackberry™ handheld device. From 2009 to 2010, Ms. Peterson served as the Chief Ethics Officer of SAI Global, a provider of compliance and ethics services, and was a special advisor to SAI Global until 2012. From 2011 to 2013, Ms. Peterson served as a director of Patina Solutions, which provides professionals on a flexible basis to help companies achieve their business objectives. From 2006 to 2010, Ms. Peterson served as a director of Navistar Financial Corporation, a wholly owned subsidiary of Navistar International, a manufacturer of commercial and military trucks, diesel engines and parts. Ms. Peterson founded and served as the president of Syrus Global, a provider of ethics, compliance, and reputation management solutions from 2002 to 2009, when it was acquired by SAI Global. Ms. Peterson served as a director of Hanesbrands Inc., an apparel company, from 2006 to 2009. Ms. Peterson served as a director of TBC Corporation, a marketer of private branded replacement tires, from July 2005 to November 2005, when it was acquired by Sumitomo Corporation of America. From 1998 to 2004, she served as a director of Fleming Companies, a supplier of consumer package goods. From 2000 to 2001, Ms. Peterson served as President and General Manager of RIM Finance, LLC. From 1998 to 2000, Ms. Peterson served as Vice President of Sears Online and from 1993 to 1998, as Vice President and Treasurer of Sears, Roebuck and Co. Ms. Peterson serves on the faculty of the Practicing Law Institute and the National Association of Corporate Directors.
Ms. Peterson’s qualifications include industry, financial and accounting, corporate governance, securities and capital markets, executive leadership, strategy development and risk management, and operating experience.
Laura A. Sugg has served as a director of our general partner since January 2014, having previously served as a director of our general partner from 2011 to 2012. Ms. Sugg has served as a director of Williams since 2010 and has served as a director of Denbury Resources, Inc., an independent oil and gas company, since 2012. Ms. Sugg retired from ConocoPhillips (then an international, integrated oil company) in 2010, having served as President, Australasia Division, a position responsible for the profit and loss and growth responsibility of ConocoPhillip’s operations in Australia and East Timor. Ms. Sugg began her career in 1983 at Sohio Petroleum and joined Phillips Petroleum, now ConocoPhillips, in 1986 and performed various business development, human resources and operations roles. From 2003 to 2005, Ms. Sugg was ConocoPhillip’s General Manager E&P Human Resources, with responsibility for global compensation and benefits, leadership succession planning, and all human resource functions for 10,000 worldwide employees in 16 countries. From 2002 to 2003, Ms. Sugg was a ConocoPhillip’s midstream executive responsible for profit and loss, health, safety and environment, and operations for its gas gathering, processing, and fractionation business in the U.S., Canada, and Trinidad. From 2000 to 2002, Ms. Sugg was Vice President Worldwide Gas for Phillips with responsibility for its global liquefied natural gas and coal bed methane business development and the profit and loss for its North American gas marketing operations. Ms. Sugg was a director of Mariner Energy, Inc., an independent oil and gas exploration and production company, from 2009 until its merger with Apache Corporation in 2010.
Ms. Sugg’s qualifications include industry, engineering and construction, financial and accounting, corporate governance, executive leadership, strategy development and risk management, operating, and human resource management experiences.

Frank E. Billings has served as Senior Vice President - Corporate Strategic Development of Williams and our general partner since January 2014. From January 2013 to January 2014, he served as Senior Vice President - Northeast G&P of Williams and our general partner. Mr. Billings served as a Vice President of Williams’ midstream business from 2011 until 2013 and as Vice President, Business Development of Williams from 2010 to 2011. He served as President of Cumberland Plateau Pipeline Company (a privately held company developing an ethane pipeline to serve the Marcellus shale area) from 2009 until 2010. From 2008 to 2009, Mr. Billings served as Senior Vice President of Commercial for Crosstex Energy, Inc. and Crosstex Energy L.P. (an independent midstream energy services master limited partnership and its parent corporation). In 1988, Mr. Billings joined MAPCO Inc., which merged with a Williams subsidiary in 1998, serving in various management roles, including in 2008 as a Vice President in the midstream business.
Allison G. Bridges has served as Senior Vice President - West of Williams and our general partner since January 2013. Ms. Bridges served as the Vice President and General Manager of Williams Gas Pipeline - West from 2010 until 2013. From 2003 to 2010, Ms. Bridges was Vice President Commercial Operations of Northwest Pipeline. Ms. Bridges joined Transco in 1981, now a subsidiary of Williams and us, holding various management positions in accounting, rates, planning and business development. Ms. Bridges has served as a member of the Management Committee of Northwest Pipeline since 2007.
John R. Dearborn has served as Senior Vice President - NGL & Petchem Services of Williams and our general partner since April 2013. Mr. Dearborn served as a senior leader for Saudi Basic Industries Corporation, a petrochemical company, from 2011 to 2013. From 2001 to 2011, Mr. Dearborn served in a variety of leadership positions with The Dow Chemical Company (Dow). Mr. Dearborn also worked for Union Carbide Corporation (prior to its merger with Dow) from 1981 to 2001 where he served in several leadership roles.
Fred E. Pace has served as Senior Vice President - E&C (engineering and construction) of Williams and our general partner since January 2013. From 2011 until 2013, Mr. Pace served Williams in project engineering and development roles, including service as Vice President, Engineering and Construction for Williams’ midstream business. From 2009 to 2011, Mr. Pace was the managing member of PACE Consulting, LLC, an engineering and consulting firm serving the energy industry. In 2003, Mr. Pace co-founded Clear Creek Natural Gas, LLC, later known as Clear Creek Energy Services, LLC, a provider of engineering, construction, and operational services to the energy industry, where he served as Chief Executive Officer until 2009. Mr. Pace has over 30 years of experience in the engineering, construction, operation, and project management areas of the energy industry, including prior service with Williams from 1985 to 1990.
Brian L. Perilloux has served as Senior Vice President – Operational Excellence of Williams and our general partner since January 2013. Mr. Perilloux served as a Vice President of Williams’ midstream business from 2011 until 2013. From 2007 to 2011, Mr. Perilloux served in various roles in Williams’ midstream business, including engineering and construction roles. Prior to joining Williams, Mr. Perilloux was an officer of a private international engineering and construction company.
Craig L. Rainey has served as the General Counsel of our general partner since 2012. Mr. Rainey has also served as Senior Vice President and General Counsel of Williams since 2012. From 2001 until 2012, Mr. Rainey served as an Assistant General Counsel of Williams, primarily supporting Williams’ midstream business and former exploration and production business during that time. He joined Williams in 1999 as a senior counsel and he has practiced law since 1977.
Ted T. Timmermans has served as Vice President, Controller, and Chief Accounting Officer of Williams and our general partner since 2005. Mr. Timmermans served as an Assistant Controller of Williams from 1998 to 2005. Mr. Timmermans served as Chief Accounting Officer of the general partner of WMZ from 2008 until WMZ merged with us in 2010.
Governance
Our general partner adopted governance guidelines that address, among other areas, director independence, policies on meeting attendance and preparation, executive sessions of nonmanagement directors and communications with nonmanagement directors.

Director Independence
Because we are a limited partnership, the NYSE does not require our general partner’s Board of Directors to be composed of a majority of directors who meet the criteria for independence required by the NYSE or to maintain nominating/corporate governance and compensation committees composed entirely of independent directors.
Our general partner’s Board of Directors has adopted governance guidelines which require at least three members of our general partner’s Board of Directors to be independent directors as defined by the rules of the NYSE and have no material relationship with us or our general partner. Our general partner’s Board of Directors at least annually reviews the independence of its members expected to be independent and affirmatively makes a determination that each director meets these independence standards. Our governance guidelines are available on our website at www.williamslp.com at the Corporate Responsibility/Corporate Governance Guidelines tab.
Our general partner’s Board of Directors affirmatively determined that each of Mesdames Peterson and Sugg, and Messrs. Austin and Thomas F. Karam (who served as a director of our general partner until January 2014) is an “independent director” under the current listing standards of the NYSE and our director independence standards. In so doing, the Board of Directors determined that each of these individuals met the “bright line” independence standards of the NYSE. In addition, there were no transactions or relationships between each director and any member of his or her immediate family on one hand, and us or any affiliate of us on the other, that were identified and considered by the Board of Directors. Accordingly, the Board of Directors of our general partner affirmatively determined that all of the directors mentioned above are independent. Because Messrs. Armstrong, Chappel, Miller, and Scheel, are employees, officers and/or directors of Williams, they are not independent under these standards.
Mesdames Peterson and Sugg and Mr. Austin do not serve as an executive officer of any nonprofit organization to which we or our affiliates made contributions within any single year of the preceding three years that exceeded the greater of $1.0 million or 2 percent of such organization’s consolidated gross revenues. Further, there were no discretionary contributions made by us or our affiliates to a nonprofit organization with which such director, or such director’s spouse, has a relationship that impact the director’s independence.
Meeting Attendance and Preparation
Members of the Board of Directors of our general partner are expected to attend at least 75 percent of regular Board meetings and meetings of the committees on which they serve, either in person or telephonically. In addition, directors are expected to be prepared for each meeting of the Board by reviewing written materials distributed in advance.
Executive Sessions of NonManagement Directors
Our general partner’s nonmanagement Board members periodically meet outside the presence of our general partner’s executive officers. The Chair of the Audit Committee serves as the presiding director for executive sessions of nonmanagement Board members. The current Chair of the Audit Committee and the presiding director is Ms. Alice M. Peterson.
Communications with Directors
Interested parties wishing to communicate with our general partner’s nonmanagement directors, individually or as a group, may do so by contacting our general partner’s Corporate Secretary or the presiding director. The contact information is maintained at the corporate responsibility/corporate governance guidelines tab of our website at www.williamslp.com.

The current contact information is as follows:
Williams Partners L.P.
c/o Williams Partners GP LLC
One Williams Center, Suite 4700
Tulsa, Oklahoma 74172
Attn: Presiding Director
Williams Partners L.P.
c/o Williams Partners GP LLC
One Williams Center, Suite 4700
Tulsa, Oklahoma 74172
Attn: Corporate Secretary
Board Committees
The Board of Directors of our general partner has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and a Conflicts Committee. The following is a description of each of the committees and committee membership.
Board Committee Membership

	Audit	Conflicts
	Committee	Committee
H. Brent Austin	✓	•
Alice M. Peterson	•	✓
Laura A. Sugg	✓
__________________________
✓  = committee member
•    = chairperson
Audit Committee
Our general partner’s Board of Directors has determined that all members of the Audit Committee meet the heightened independence requirements of the NYSE for audit committee members and that all members are financially literate as defined by the rules of the NYSE. The Board of Directors has further determined that Ms. Peterson and Mr. Austin qualify as “audit committee financial experts” as defined by the rules of the SEC. Biographical information for each of these persons is set forth above. The Audit Committee is governed by a written charter adopted by the Board of Directors. For further information about the Audit Committee, please read the “Report of the Audit Committee” below and “Principal Accountant Fees and Services.”
Conflicts Committee
The Conflicts Committee of our general partner’s Board of Directors reviews specific matters that the Board believes may involve conflicts of interest. The Conflicts Committee determines if resolution of the conflict is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience requirements established by the NYSE and other federal securities laws. Because Ms. Sugg also serves on the Board of Directors of Williams, she is not eligible to serve on the Conflicts Committee. Any matters approved by the Conflicts Committee will be conclusively deemed fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe to us or our unitholders.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our general partner’s executive officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC and the NYSE reports of ownership of our securities and changes in reported ownership. Executive officers and directors of our general partner and greater than 10 percent unitholders are required by SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on a review of reports furnished to our general partner, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2013 our general partner’s officers, and directors and our greater than 10 percent common unitholders timely filed all reports they were required to file under Section 16(a).
Transfer Agent and Registrar
Computershare Trust Company, N.A. serves as registrar and transfer agent for our common units. Contact information for Computershare is as follows:
Computershare Trust Company, N.A.
P.O. Box 30170
College Station, Texas 77842-3170
Phone: (781) 575-2879 or toll-free, (877) 498-8861
Hearing impaired: (800) 952-9245
Internet: www.computershare.com/investor
Send overnight mail to:
Computershare Trust Company, N.A.
211 Quality Circle, Suite 210
College Station, Texas 77845

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

•	Discussed with Ernst & Young LLP the matters required to be discussed by Auditing Standard No. 16, “Communications with Audit Committees” issued by the Public Company Accounting Oversight Board;

•
Discussed with Williams Partners L.P.’s internal auditors and Ernst & Young LLP the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of Williams Partners L.P.’s internal controls and the overall quality of Williams Partners L.P.’s financial reporting; and

•
Based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.

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

Item 11. Executive Compensation
Compensation Discussion and Analysis
We are managed by the executive officers of our general partner who are also executive officers of Williams. Neither we nor our general partner have a compensation committee. The executive officers of our general partner are compensated directly by Williams. All decisions as to the compensation of the executive officers of our general partner who are involved in our management are made by the Compensation Committee of Williams. Therefore, we do not have any policies or programs relating to compensation of the executive officers of our general partner and we make no decisions relating to such compensation. None of the executive officers of our general partner have employment agreements with us or are otherwise specifically compensated for their service as an executive officer of our general partner. A full discussion of the policies and programs of the Compensation Committee of Williams will be set forth in the proxy statement for Williams’ 2014 annual meeting of stockholders which will be available upon its filing on the SEC’s website at www.sec.gov and on Williams’ website at www.williams.com at the “Investors - SEC Filings” tab (Williams’ 2014 Proxy Statement). Williams’ 2014 Proxy Statement will also be available free of charge from the Corporate Secretary of our general partner. We reimburse our general partner for direct and indirect general and administrative expenses attributable to our management (which expenses include the share of the compensation paid to the executive officers of our general partner attributable to the time they spend managing our business). Please read “Certain Relationships and Related Transactions, and Director Independence - Reimbursement of Expenses of Our General Partner” for more information regarding this arrangement.
Executive Compensation
The following table summarizes the compensation attributable to services performed for us in 2013 for our general partner’s named executive officers (NEOs), consisting of our principal executive officer, principal financial officer, and three other most highly compensated executive officers.
Further information regarding compensation of our principal executive officer, Mr. Armstrong, who also serves as the President and Chief Executive Officer of Williams, our principal financial officer, Mr. Chappel, who also serves as the Senior Vice President and Chief Financial Officer of Williams, Mr. Miller, who serves as our Senior Vice President – Atlantic-Gulf and who also serves as Senior Vice President – Atlantic-Gulf of Williams, and Mr. Scheel, who serves as our Senior Vice President – Northeast G&P and who also serves as Senior Vice President – Northeast G&P of Williams, will be set forth in Williams’ 2014 Proxy Statement. Compensation amounts set forth in Williams’ 2014 Proxy Statement will include all compensation paid by Williams, including the amounts in the table below attributable to services performed for us.

2013 Summary Compensation Table
The following table sets forth certain information with respect to Williams’ compensation of our general partner’s NEOs attributable to us during fiscal years 2013, 2012, and 2011:

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards(2)	Option Awards(3)	Nonequity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation(6)	Total
Alan S. Armstrong	2013	$961,504	$—	$3,038,135	$781,694	$977,904	$(417,140)	$25,694	$5,367,791
Chairman &	2012	897,083	—	2,683,728	821,993	1,051,409	893,930	20,562	6,368,705
Chief Executive Officer	2011	548,550	—	1,545,849	277,298	997,943	409,057	34,722	3,813,419
Donald R. Chappel	2013	602,267	—	1,582,276	394,708	398,268	(261,822)	21,175	2,736,872
Chief Financial Officer	2012	574,182	—	1,636,073	493,354	504,004	393,328	15,316	3,616,257
	2011	383,865	—	986,533	233,883	462,091	297,698	11,313	2,375,383
Rory L. Miller	2013	452,692	—	914,600	228,153	285,000	(190,499)	16,468	1,706,414
Senior Vice President,	2012	370,774	—	942,723	284,275	247,816	256,771	16,955	2,119,314
Atlantic-Gulf	2011	344,933	—	968,722	229,652	306,233	238,837	13,253	2,101,630
Frank E. Billings	2013	400,000	—	914,600	228,153	160,000	(103,025)	23,312	1,623,040
Senior Vice President,	2012	—	—	—	—	—	—	—	—
Corporate Strategic Development	2011	—	—	—	—	—	—	—	—
James E. Scheel	2013	366,303	—	918,749	229,191	177,232	(128,675)	19,073	1,581,873
Senior Vice President,	2012	320,924	—	1,014,919	306,046	208,058	154,558	18,986	2,023,491
Northeast G&P	2011	—	—	—	—	—	—	—	—

(1) Name and Principal Position. Mr. Billings previously served as our Senior Vice President – Northeast G&P from January 2013 to January 2014. Mr. Scheel previously served as our Senior Vice President – Corporate Strategic Development from February 2012 to January 2014.
(2) Stock Awards. Awards were granted under the terms of Williams’ 2007 Incentive Plan and include time-based and performance-based restricted stock units (RSUs). Amounts shown are the grant date fair value of awards attributable to us computed in accordance with FASB ASC Topic 718. The assumptions used by Williams to determine the grant date fair value of the stock awards can be found in the Williams Annual Report on Form 10-K for the year-ended December 31, 2013.
The potential maximum values attributable to us of the performance-based RSUs, subject to changes in performance outcomes of Williams, are as follows:

2013 Performance-Based RSU Maximum Potential
Alan S. Armstrong	$3,849,223
Donald R. Chappel	1,590,247
Rory L. Miller	919,184
Frank E. Billings	919,184
James E. Scheel	923,377
(3) Option Awards. Awards are granted under the terms of Williams’ 2007 Incentive Plan and include nonqualified stock options. Amounts shown are the grant date fair value of awards attributable to us computed in accordance with FASB ASC Topic 718. The assumptions used by Williams to determine the grant date fair value of the option awards can be found in the Williams Annual Report on Form 10-K for the year-ended December 31, 2013. The options may be exercised to acquire Williams’ common stock. The NEOs do not receive any option awards from us.

(4) Non-Equity Incentive Plan. Williams provides an annual incentive program to the NEOs and payments are based on the financial performance of Williams. The maximum annual incentive pool funding for NEOs is 250 percent of target. We do not sponsor any non-equity incentive plans.
(5) Change in Pension Value and Nonqualified Deferred Compensation Earnings. The amount shown is the aggregate change from December 31, 2012 to December 31, 2013 in the actuarial present value of the accrued benefit under the qualified pension and nonqualified plans sponsored by Williams that is attributable to us. Please refer to the “Pension Benefits” table in Williams’ 2014 Proxy Statement for further details of the present value of the accrued benefit. We do not sponsor any qualified pension or nonqualified plans.
(6) All Other Compensation. Amounts shown represent payments made by Williams on behalf of the NEOs and attributable to us. These amounts include life insurance premiums, a 401(k) matching contribution, tax gross-ups on the imputed income related to spousal travel for business purposes, and perquisites (if applicable). Amounts do not include arrangements that are generally available to our employees and do not discriminate in scope, terms, or operations in favor of our NEOs, such as relocation, medical, dental, and disability programs. None of these amounts were provided directly by us. Perquisites include financial planning services, mandated annual physical exam, and personal use of Williams’ aircraft. If the NEOs used Williams’ aircraft, the incremental cost method was used to calculate the personal use of Williams’ aircraft. The incremental cost calculation includes such items as fuel, maintenance, weather and airport services, pilot meals, pilot overnight expenses, aircraft telephone, and catering. No perquisites are disclosed because the aggregate amount attributable to us did not exceed $10,000 for any of our NEOs.
We have not included tables with information about grants of plan-based awards, outstanding equity awards at fiscal year-end, option exercises and stock vested, pension benefits, and nonqualified deferred compensation because we do not currently sponsor such plans or grant awards to our NEOs under our general partner’s long-term incentive plan, which is the only compensation plan sponsored by our general partner. Information related to Williams’ sponsorship of any such plans will be set forth in Williams’ 2014 Proxy Statement. In addition, our NEOs are not entitled to any compensation as a result of a change-in-control of us or the termination of their service as an NEO of our general partner.
Compensation Committee Interlocks and Insider Participation
As previously discussed, our general partner’s Board of Directors is not required to maintain, and does not maintain, a compensation committee. During 2013, all compensation decisions with respect to our NEOs were made by the Compensation Committee of the Board of Directors of Williams, which is comprised entirely of independent members of Williams’ Board. In addition, none of these individuals receive any compensation directly from us or our general partner. Please read “Certain Relationships and Related Transactions, and Director Independence” below for information about relationships among us, our general partner and Williams.
Compensation Policies and Practices as They Relate to Risk Management
We do not have any employees. We are managed and operated by the directors and officers of our general partner and employees of Williams perform services on our behalf. We do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. Please read “Compensation Discussion and Analysis,” “Employees,” and “Certain Relationships and Related Transactions, and Director Independence” for more information about this arrangement. For an analysis of any risks arising from Williams’ compensation policies and practices, please read Williams’ 2014 Proxy Statement.
Board Report on Compensation
Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors of Williams Partners GP LLC:
Alan S. Armstrong,
H. Brent Austin,
Donald R. Chappel,
Rory L. Miller,
Alice M. Peterson,
James E. Scheel,
Laura A. Sugg
Compensation of Directors
We are managed by the Board of Directors of our general partner. Members of the Board of Directors who are also officers or employees of Williams or an affiliate of us or Williams do not receive additional compensation for serving on the Board of Directors. Please read “Compensation Discussion and Analysis,” “Executive Compensation,” and “Certain Relationships and Related Transactions, and Director Independence - Reimbursement of Expenses of Our General Partner” for information about how we reimburse our general partner for direct and indirect general and administrative expenses attributable to our management. Effective August 2013, non-employee directors receive a bi-annual compensation package consisting of the following, which amounts are paid on September 1 and March 1: (a) $60,000 cash retainer; and (b) $2,500 cash retainer each for service on the Conflicts Committee or Audit Committee of the Board of Directors. If a non-employee director’s service on the Board of Directors commenced after September 1 and prior to the final day of February, or between March 1 and August 31, the non-employee director receives a prorated bi-annual compensation package. In addition to the bi-annual compensation package, each non-employee director who was first elected to the Board of Directors receives a one-time cash payment of $25,000 on the date of such election. Also, each non-employee director serving as a member of the Conflicts Committee receives $1,250 cash for each Conflicts Committee meeting attended by such director. Fees for attendance at meetings of the Conflicts Committee are paid on March 1 and September 1 for meetings held during the preceding months.
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
For their service, non-management directors earned the following compensation in 2013:
Director Compensation Fiscal Year 2013

Name	Fees Earned or Paid in Cash (1)	Unit Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
H. Brent Austin	$116,250	—	—	—	—	—	$116,250
Thomas F. Karam (2)	115,000	—	—	—	—	—	115,000
Alice M. Peterson	116,500	—	—	—	—	—	116,500
_____________

(1)	Bi-annual compensation retainer fees and Conflicts Committee meeting fees earned in 2013 are reflected in this column.

(2)	Mr. Karam resigned his board position in January 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information known to us as of February 26, 2014, concerning beneficial ownership by holders of 5 percent or more of our common units. Unless otherwise indicated by footnote, the companies named in the table have sole voting and investment power with respect to the common units listed.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned
The Williams Companies, Inc.(1)	279,472,244	63.72%
Williams Gas Pipeline Company, LLC(1)	279,472,244	63.72%
Percentage of common units beneficially owned is based on 438,625,699 common units outstanding. Our general partner, Williams Partners GP LLC, also owns all of our 2 percent general partner interest and IDRs. The Williams Companies, Inc. is the sole member of our general partner.
____________

(1)
Williams Gas Pipeline Company, LLC (WGP) is the record owner of 279,472,244 common units. The Williams Companies, Inc. (Williams) is the sole member of WGP and may, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 (the Act), be deemed to beneficially own the common units held by WGP. Williams files information with, or furnishes information to, the Securities and Exchange Commission pursuant to the information requirements of the Act. The address of each of these companies is One Williams Center, Tulsa, Oklahoma 74172.

The following table sets forth, as of February 3, 2014, the number of shares of common stock of Williams beneficially owned by each of the directors of our general partner, by the NEOs of our general partner, and by all directors and executive officers of our general partner as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Common Stock Owned Directly or Indirectly(1)	Shares Underlying Options Exercisable Within 60 Days(2)	Total	Percent of Class
Alan S. Armstrong	459,605	419,571	879,176	*
H. Brent Austin	—	—	—	*
Frank E. Billings	59,954	18,852	78,806	*
Donald R. Chappel	581,948	508,067	1,090,015	*
Rory L. Miller	159,404	77,021	236,425	*
Alice M. Peterson	—	—	—	*
James E. Scheel	89,593	40,070	129,663	*
Laura A. Sugg	17,219	—	17,219	*
All current directors and executive officers as a group (14 persons)	1,746,742	1,295,768	3,042,510	*
Percentage of shares beneficially owned is based on 684,272,147 shares outstanding on February 3, 2014, plus, as to the holder thereof only and no other person, the number of shares (if any) that the person has the right to acquire as of February 3, 2014, or within 60 days from that date, through the exercise of all options and other rights.
______________

*	Less than 1%.

(1)
Includes Williams restricted stock units held under the terms of Williams incentive and investment plans as follows: Mr. Armstrong, 343,658 restricted stock units; Mr. Billings, 56,037 restricted stock units; Mr. Chappel, 197,890 restricted stock units; Mr. Miller, 123,853 restricted stock units; Mr. Scheel, 89,590 restricted stock units; and Ms. Sugg, 8,806 restricted stock units. Williams restricted stock units do not provide the holder with voting or investment power.

(2)
The SEC deems a person to have a beneficial ownership of all shares that the person has the right to acquire within 60 days. The shares indicated represent stock options granted under Williams’ current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 3, 2014. Shares subject to options cannot be voted.

The following table sets forth, as of February 3, 2014, the number of our common units beneficially owned by each of the directors of our general partner, by the NEOs of our general partner, and by all directors and executive officers of our general partner as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Alan S. Armstrong (1)	20,000	*
H. Brent Austin (2)	10,336	*
Frank E. Billings	—	*
Donald R. Chappel	22,584	*
Rory L. Miller	—	*
Alice M. Peterson	4,524	*
James E. Scheel	—	*
Laura A. Sugg	—	*
All current directors and executive officers as a group (14 persons)	67,175	*
Percentage of common units beneficially owned is based on 438,625,699 common units outstanding.
_____________________

*	Less than 1%.

(1)
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

(2)	Mr. Austin holds 9,000 common units in a joint tenants-in-common account with his spouse.
Securities Authorized for Issuance Under Equity Compensation Plans
Our general partner maintains the Williams Partners GP LLC Long-Term Incentive Plan (the Plan) for employees, consultants, and directors of our general partner and its affiliates who perform services for us. Initially, the Plan permitted granting of awards covering an aggregate of 700,000 common units, in the form of options, restricted units, phantom units, or unit appreciation rights. Our general partner has not granted any awards under the Plan since 2008. The following table provides information concerning common units that were potentially subject to issuance under the Williams Partners GP LLC Long-Term Incentive Plan as of December 31, 2013.

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
An affiliate of our general partner owns 279,472,244 common units representing a 62 percent limited partner interest in us. Williams also owns 100 percent of our general partner, which allows it to control us. Certain officers and directors of our general partner also serve as officers and/or directors of Williams. Our general partner owns a 2 percent general partner interest and incentive distribution rights in us.
In addition to the related transactions and relationships discussed below, information about such transactions and relationships is included in Note 5 – Related Party Transactions and Note 6 – Investments of our Notes to Consolidated Financial Statements and is incorporated into this Item 13 by reference.
Distributions and Payments to Our General Partner and Its Affiliates
The following table summarizes the distributions and payments made or to be made by us to our general partner and its affiliate in connection with our ongoing operation and upon our liquidation, if any. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliate
We will generally make cash distributions 98 percent to common unitholders, including an affiliate of our general partner as holder of an aggregate of 279,472,244 common units, and the remaining 2 percent to our general partner.

In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50 percent of the distributions above the highest target level. We refer to the rights to the increasing distributions as “incentive distribution rights.” Our general partner agreed to temporarily waive a portion of incentive distributions in connection with certain assets acquired in 2012 and to support our 2013 cash distribution metrics as our large platform of growth projects moves toward completion. For further information about distributions, please read “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion and Analysis of Financial Condition and Liquidity.”

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

For the fiscal year ended December 31, 2013, our general partner allocated approximately $21 million of expense to us for the services performed on our behalf by our executive officers, who are also employees of Williams, and those of our directors, who are also employees of Williams. This allocated expense included our allocable share of salaries, non-equity incentive plan compensation, and other employment-related expenses, including Williams restricted stock unit and stock option awards, retirement plans, health and welfare plans, employer-related payroll taxes, matching contributions made under a Williams defined contribution plan and premiums for life insurance.
Williams affiliates charge us for the costs associated with the employees that operate our assets. These costs totaled $328 million for the year ended December 31, 2013. In addition, general and administrative services are provided to us by employees of Williams, and we are charged for certain administrative expenses incurred by Williams. These charges are either directly identifiable or allocated to our operations. Direct charges are for goods and services provided by Williams at our request. Allocated charges are based on a three-factor formula, which considers revenues; property, plant and equipment; and payroll. These costs totaled $416 million for the year ended December 31, 2013. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation to us of the costs of doing business incurred by Williams. These services are provided to Transco and Northwest Pipeline pursuant to separate administrative service agreements with an affiliate of Williams.
Commodity Purchase Contracts
We purchase olefins and NGLs for resale from Williams Energy Canada ULC, a subsidiary of Williams, at market prices at the time of purchase. These purchases totaled $123 million for the year ended December 31, 2013.
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

Year Ended
December 31, 2013
(Millions)
Cardinal Pipeline Company LLC	$1
Discovery Producer Services LLC	21
Gulfstream Natural Gas System, L.L.C.	6
Laurel Mountain Midstream, LLC	24
Overland Pass Pipeline Company LLC	13
Pine Needle LNG Company, LLC	2
$67
Summary of Other Transactions with Williams and its Affiliates
Quarterly Cash Distributions
For the year ended December 31, 2013, we distributed approximately $1.4 billion to Williams and its affiliates as quarterly distributions on our common units, the 2 percent general partner interest, and the general partner’s incentive distribution rights.
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
Total amounts received under this agreement for the year ended December 31, 2013, were less than $1 million.
Intellectual Property License
Williams and its affiliates granted a license to us for the use of certain marks, including our logo, for as long as Williams controls our general partner, at no charge.
February 2010 Omnibus Agreement
In connection with Williams’ contribution of ownership interests in certain entities to us in February 2010, we entered into an omnibus agreement with Williams. Pursuant to this omnibus agreement, Williams remains obligated to indemnify us for an amount based on the amortization over time of deferred revenue amounts that relate to cash payments received prior to the closing of the contribution transaction for services to be rendered by us in the future at the Devils Tower floating production platform located in Mississippi Canyon Block 773. Amounts received under this agreement for the year ended December 31, 2013, were $12 million. In 2010, we also entered into a contribution agreement with Williams in connection with this transaction. The contribution agreement continues to govern our relationship with Williams with respect to indemnification for certain tax liabilities.
Equity Issuances
Concurrent with our March 2013 equity issuance, we sold 3,000,000 common units to Williams in a private placement for approximately $143 million. The proceeds were used to repay amounts outstanding under our credit facility.
In connection with both our March and August 2013 equity issuances, our general partner contributed $41 million to maintain its 2 percent general partnership interest.
Canada Dropdown
In February 2014, we entered into a contribution agreement with Williams pursuant to which we agreed to acquire certain of Williams’ Canadian operations, including an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility and B/B Splitter at Redwater, Alberta and the Boreal pipeline. The transaction is expected to close in February 2014. We expect to fund the transaction with $25 million of cash, the issuance of 25,577,521 Class D limited-partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In lieu of cash distributions, the Class D units will receive quarterly distributions of additional paid-in-kind Class D units, all of which will be convertible to common units at a future date. The agreement also provides that Williams will agree to waive a portion of its IDR distributions to accommodate certain post-closing adjustments, if necessary.
As part of this transaction we will become a party to various ancillary agreements with affiliates of Williams related to the transaction, including agreements that provide for:

•	Certain rights to access and use the acquired facilities by Williams affiliates so Williams may continue to develop additional projects in the area;

•	Development of future projects in the area by the parties;

•	Williams employees to operate the acquired assets and the allocation of costs related to the operation of those assets; and

•	Construction services by a Williams affiliate to expand and modify the Redwater facilities.

The agreement also provides that we can issue Class D units to Williams on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions. We are also obligated to backstop existing Williams’ guarantees issued to third parties related to the performance of the acquired business until such time these guarantees can be issued directly to third parties by us.
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
If our general partner does not seek approval from the Conflicts Committee and the Board of Directors of our general partner determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our partnership agreement, our general partner or the Conflicts Committee may consider any factors it determines in good faith to consider when resolving a conflict. When our partnership agreement requires someone to act in good faith, it requires that person to reasonably believe that he is acting in the best interests of the partnership, unless the context otherwise requires. See “Directors, Executive Officers and Corporate Governance — Governance — Board Committees — Conflicts Committee.”
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

Item 14. Principal Accountant Fees and Services
Fees for professional services provided by our independent auditors for each of the last two fiscal years were as follows:

	2013	2012
	(Thousands)
Audit Fees	$6,446	$6,868
Audit-Related Fees	13	—
Tax Fees	46	39
All Other Fees	—	—
	$6,505	$6,907
Fees for audit services in 2013 and 2012 include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, the audit of our assessment of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and services provided in connection with other filings with the SEC. The fees for audit services do not include audit costs for stand-alone audits for equity investees. Audit-Related fees include services under certain agreed-upon procedures for other compliance purposes. Tax fees for 2013 and 2012 include fees for review of our federal tax return. Ernst & Young LLP does not provide tax services to our general partner’s executive officers.
The Audit Committee of our general partner’s Board of Directors is responsible for appointing, setting compensation for and overseeing the work of Ernst & Young LLP, our independent auditors. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by Ernst & Young LLP. On an ongoing basis, our general partner’s management presents specific projects and categories of service to the Audit Committee to request advance approval. The Audit Committee reviews those requests and advises management if the Audit Committee approves the engagement of Ernst & Young LLP. On a quarterly basis, the management of our general partner reports to the Audit Committee regarding the services rendered by, including the fees of, the independent accountant in the previous quarter and on a cumulative basis for the fiscal year. The Audit Committee may also delegate the ability to pre-approve audit and permitted non-audit services, excluding services related to our internal control over financial reporting, to any two committee members, provided that any such pre-approvals are reported at a subsequent Audit Committee meeting. In 2013 and 2012, 100 percent of Ernst & Young LLP’s fees were pre-approved by the Audit Committee.
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
Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, 9, and 10 (filed on October 31, 2013 as Exhibit 3.3 to Williams Partners L.P.'s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

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
Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File. No. 001-07414)), and incorporated herein by reference.

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

4.7	—
Senior Indenture, dated as of July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s registration statement on Form S-3 (File No. 333-02155)) and incorporated herein by reference.

4.8	—
Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank Trustee (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s registration statement on Form S-3 (File No. 033-62639)) and incorporated herein by reference.

4.9	—
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

Exhibit Number		Description

4.10	—
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

4.12	—
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

4.14	—
Second Supplemental Indenture, dated as of November 17, 2011, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed November 18, 2011 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.15	—
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
Fourth Supplemental Indenture, dated as of November 15, 2013, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 18, 2013 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

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
Director Compensation Policy dated November 29, 2005, as revised August 27,2013 (filed on October 31, 2013 as Exhibit 10.2 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. (File No. 001-32599)) and incorporated herein by reference.

10.5	—
Contribution Agreement, dated as of March 19, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on April 26, 2012 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.6	—
First Amendment to Contribution Agreement, dated as of April 27, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on August 2, 2012 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.7	—
Amendments Nos. 2, 3, 4, and 5 to Contribution Agreement between Caiman Energy, LLC and Williams Partners L.P. (filed on May 8, 2013 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

10.8	—
Contribution Agreement entered into as of October 29, 2012, by and among The Williams Companies, Inc., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC, and Williams Field Services Group, LLC (filed on November 2, 2012 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

10.9	—
First Amended & Restated Credit Agreement dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

* 12	—	Computation of Ratio of Earnings to Fixed Charges.
* 21	—	List of subsidiaries of Williams Partners L.P.
* 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
* 23.2	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
* 24	—	Power of attorney.
* 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
* 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
** 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.
___________________

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.

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
February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. ARMSTRONG	Chief Executive Officer and	February 26, 2014
Alan S. Armstrong	Chairman of the Board (Principal Executive Officer)

/s/ DONALD R. CHAPPEL	Chief Financial Officer and Director	February 26, 2014
Donald R. Chappel	(Principal Financial Officer)

/s/ TED T. TIMMERMANS	Vice President, Controller, and Chief	February 26, 2014
Ted T. Timmermans	Accounting Officer (Principal Accounting Officer)

/s/ H. BRENT AUSTIN*	Director	February 26, 2014
H. Brent Austin

/s/ RORY L. MILLER*	Director	February 26, 2014
Rory L. Miller

/s/ ALICE M. PETERSON*	Director	February 26, 2014
Alice M. Peterson

/s/ JAMES E. SCHEEL *	Director	February 26, 2014
James E. Scheel

/s/ LAURA A. SUGG *	Director	February 26, 2014
Laura A. Sugg

*By: /s/ WILLIAM H. GAULT		February 26, 2014
William H. Gault Attorney-in-fact

EXHIBIT INDEX

Exhibit Number		Description

§ 2.1	—
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
Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, 9, and 10 (filed on October 31, 2013 as Exhibit 3.3 to Williams Partners L.P.'s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

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
Indenture, dated as of June 22, 2006, between Northwest Pipeline Corporation and JPMorgan Chase Bank, N.A., as Trustee (filed on June 23, 2006 as Exhibit 4.1 to Northwest Pipeline Corporation’s Form 8-K (File. No. 001-07414)), and incorporated herein by reference.

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

4.7	—
Senior Indenture, dated as of July 15, 1996 between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996 as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s registration statement on Form S-3 (File No. 333-02155)) and incorporated herein by reference.

4.8	—
Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank Trustee (filed September 14, 1995 as Exhibit 4.1 to Northwest Pipeline Corporation’s registration statement on Form S-3 (File No. 033-62639)) and incorporated herein by reference.

Exhibit Number		Description

4.9	—
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

4.10	—
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

4.12	—
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

4.14	—
Second Supplemental Indenture, dated as of November 17, 2011, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed November 18, 2011 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

4.15	—
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
Fourth Supplemental Indenture, dated as of November 15, 2013, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 18, 2013 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

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
Director Compensation Policy dated November 29, 2005, as revised August 27, 2013 (filed on October 31, 2013 as Exhibit 10.2 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. (File No. 001-32599)) and incorporated herein by reference.

Exhibit Number		Description

10.5	—
Contribution Agreement, dated as of March 19, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on April 26, 2012 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.6	—
First Amendment to Contribution Agreement, dated as of April 27, 2012, between Caiman Energy, LLC and Williams Partners L.P. (filed on August 2, 2012 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.7	__
Amendments Nos. 2, 3, 4, and 5 to Contribution Agreement between Caiman Energy, LLC and Williams Partners L.P. (filed on May 8, 2013 as Exhibit 10.1 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

10.8	—
Contribution Agreement entered into as of October 29, 2012, by and among The Williams Companies, Inc., Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC, and Williams Field Services Group, LLC (filed on November 2, 2012 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599)) and incorporated herein by reference.

10.9	__
First Amended & Restated Credit Agreement dated as of July 31, 2013, by and among Williams Partners L.P., Northwest Pipeline LLC and Transcontinental Gas Pipe Line Company, LLC, as co-borrowers, the lenders named therein, and Citibank N.A., as Administrative Agent (filed on July 31, 2013 as Exhibit 10 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-32599)) and incorporated herein by reference.

* 12	—	Computation of Ratio of Earnings to Fixed Charges.

* 21	—	List of subsidiaries of Williams Partners L.P.

* 23.1	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

* 23.2	—	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

* 24	—	Power of attorney.

* 31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

* 31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

** 32	—	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.
_____________

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to item 601(b) (2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.