Form 10-Q
period 2014-03-31
Williams Partners L.P.
filed 2014-05-01
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 438,625,699 common units and 25,577,521 Class D units outstanding as of April 30, 2014.

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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	The levels of cash distributions to unitholders;

•	Natural gas, natural gas liquids, and olefins prices, supply and demand;

•	Demand for our services.
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

•
Inflation, interest rates, fluctuation in foreign exchange rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

DEFINITIONS

The following is a listing of certain abbreviations, acronyms and other industry terminology used throughout this Form 10-Q.

Measurements:
Barrel: One barrel of petroleum products that equals 42 U.S. gallons
Bcf : One billion cubic feet of natural gas
Bcf/d: One billion cubic feet of natural gas per day
British Thermal Unit (Btu): A unit of energy needed to raise the temperature of one pound of water by one degree
Fahrenheit
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
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.
Laurel Mountain: Laurel Mountain Midstream, LLC
OPPL: Overland Pass Pipeline Company LLC
Government and Regulatory:
EPA: Environmental Protection Agency
FERC: Federal Energy Regulatory Commission
Other:
B/B Splitter: Butylene/Butane splitter
RGP Splitter: Refinery grade propylene splitter
IDR: Incentive distribution right
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins:  NGL revenues less Btu replacement cost, plant fuel, transportation, and fractionation

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2014	2013
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$763	$702
Product sales	930	1,104
Total revenues	1,693	1,806
Costs and expenses:
Product costs	769	790
Operating and maintenance expenses	248	257
Depreciation and amortization expenses	208	196
Selling, general, and administrative expenses	130	130
Net insurance recoveries – Geismar Incident	(119)	—
Other (income) expense – net	17	1
Total costs and expenses	1,253	1,374
Operating income	440	432
Equity earnings (losses)	23	18
Interest incurred	(131)	(118)
Interest capitalized	25	22
Other investing income (loss) – net	—	(1)
Other income (expense) – net	3	6
Income before income taxes	360	359
Provision for income taxes	8	15
Net income	$352	$344
Allocation of net income for calculation of earnings per common unit:
Net income	$352	$344
Allocation of net income to general partner	180	142
Allocation of net income to Class D units	14	—
Allocation of net income to common units	$158	$202
Basic and diluted earnings per common unit	$.36	$.50
Weighted average number of common units outstanding (thousands)	438,626	401,969
Cash distributions per common unit	$.9045	$.8475
Other comprehensive income (loss):
Foreign currency translation adjustments	$(39)	$(19)
Other comprehensive income (loss)	(39)	(19)
Comprehensive income	$313	$325

See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$535	$110
Trade accounts and notes receivable, net	570	568
Inventories	222	194
Other current assets	85	96
Total current assets	1,412	968
Investments	2,381	2,187
Property, plant, and equipment, at cost	25,789	25,062
Accumulated depreciation	(7,592)	(7,437)
Property, plant, and equipment – net	18,197	17,625
Goodwill	646	646
Other intangible assets	1,630	1,642
Regulatory assets, deferred charges, and other	525	503
Total assets	$24,791	$23,571
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,062	$889
Affiliate	77	104
Accrued interest	132	115
Asset retirement obligations	63	64
Other accrued liabilities	252	375
Long-term debt due within one year	750	—
Commercial paper	—	225
Total current liabilities	2,336	1,772
Long-term debt	9,803	9,057
Asset retirement obligations	532	497
Deferred income taxes	120	117
Regulatory liabilities, deferred income, and other	591	561
Contingent liabilities (Note 9)
Equity:
Partners’ equity:
Common units (438,625,699 units outstanding at March 31, 2014 and December 31, 2013)	11,494	11,596
Class D units (25,577,521 units outstanding at March 31, 2014)	879	—
General partner	(1,494)	(541)
Accumulated other comprehensive income (loss)	58	97
Total partners’ equity	10,937	11,152
Noncontrolling interests in consolidated subsidiaries	472	415
Total equity	11,409	11,567
Total liabilities and equity	$24,791	$23,571

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class D Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2013	$11,596	$—	$(541)	$97	$11,152	$415	$11,567
Net income	178	(1)	175	—	352	—	352
Other comprehensive income (loss)	—	—	—	(39)	(39)	—	(39)
Cash distributions (Note 3)	(392)	—	(164)	—	(556)	—	(556)
Contributions from The Williams Companies, Inc. - net	—	—	25	—	25	—	25
Issuance of Class D units in common control transaction (Note 1)	—	992	(992)	—	—	—	—
Beneficial conversion feature of Class D units	117	(117)	—	—	—	—	—
Amortization of beneficial conversion feature of Class D units	(5)	5	—	—	—	—	—
Contributions from general partner	—	—	3	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	57	57
Balance – March 31, 2014	$11,494	$879	$(1,494)	$58	$10,937	$472	$11,409

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
	2014	2013
	(Millions)
OPERATING ACTIVITIES:
Net income	$352	$344
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	208	196
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(3)	(36)
Inventories	(27)	(15)
Other current assets and deferred charges	19	13
Accounts payable	(9)	8
Accrued liabilities	18	18
Affiliate accounts receivable and payable – net	(27)	(24)
Other, including changes in noncurrent assets and liabilities	18	51
Net cash provided by operating activities	549	555
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(225)	—
Proceeds from long-term debt	1,496	770
Payments of long-term debt	—	(895)
Proceeds from sales of common units	—	760
General partner contributions	3	20
Distributions to limited partners and general partner	(556)	(442)
Contributions from noncontrolling interests	57	—
Contributions from The Williams Companies, Inc. – net	50	105
Other – net	1	7
Net cash provided by financing activities	826	325
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(724)	(704)
Net proceeds from dispositions	5	3
Purchase of businesses from affiliates	(25)	25
Purchases of and contributions to equity-method investments	(215)	(93)
Other – net	9	1
Net cash used by investing activities	(950)	(768)

Increase (decrease) in cash and cash equivalents	425	112
Cash and cash equivalents at beginning of period	110	82
Cash and cash equivalents at end of period	$535	$194

See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of March 31, 2014, Williams owns an approximate 64 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC, an operating limited liability company (wholly owned by us).
Description of Business
Our operations are located in North America and are organized into the following reportable segments: Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services.
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain Midstream, LLC (Laurel Mountain) and a 58 percent equity investment in Caiman Energy II, LLC (Caiman II).
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
West is comprised of our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline), and our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming.
NGL & Petchem Services is comprised of our 83.3 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region, an oil sands offgas processing plant located near Fort McMurray, Alberta, and an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity investment in Overland Pass Pipeline, LLC (OPPL).

Notes (Continued)

Basis of Presentation
In February 2014, we acquired certain Canadian operations from Williams (Canada Acquisition) for total consideration of $25 million of cash (subject to certain closing adjustments), 25,577,521 Class D limited-partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In lieu of cash distributions, the Class D units will receive quarterly distributions of additional paid-in-kind Class D units, all of which will be convertible to common units beginning in the first quarter of 2016. The contribution agreement governing the Canada Acquisition provides that we can issue additional Class D units to Williams on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions. This common control acquisition was treated similar to a pooling of interests whereby the historical results of operations were combined with ours for all periods presented. These Canadian operations are reported in our NGL & Petchem Services segment.

The Canadian operations previously participated in Williams’ cash management program under a credit agreement with Williams. Net changes in amounts due to/from Williams prior to the Canada Acquisition, along with the cash consideration paid for the Canada Acquisition, are reflected within Contributions from The Williams Companies, Inc. - net within the Consolidated Statement of Changes in Equity.

Prior period amounts and disclosures have been recast for this transaction.  The effect of recasting our financial statements to account for this transaction increased net income $23 million for the three months ended March 31, 2013.  This acquisition does not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.
Certain of our foreign subsidiaries use the Canadian dollar as their functional currency. Assets and liabilities of such foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the combined statements of income are translated into the U.S. dollar at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of Accumulated other comprehensive income (loss) (AOCI).
Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates when the transactions are settled result in transaction gains and losses which are reflected in the Consolidated Statement of Comprehensive Income.
Accumulated Other Comprehensive Income (Loss)
AOCI is substantially comprised of foreign currency translation adjustments. These adjustments did not impact Net income in any of the periods presented.
Note 2 – Variable Interest Entities

Consolidated VIEs
As of March 31, 2014, we consolidate the following variable interest entities (VIEs):
Gulfstar One
We own a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance. We, as construction agent for Gulfstar One, designed, constructed, and are installing a proprietary floating-production system, Gulfstar FPS™, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. The project is expected to be in service in the third quarter of 2014. We have received certain advance payments from the producer customers and are committed to the producer customers to construct this system. The current estimate of the total remaining construction costs is less than $250 million, which

Notes (Continued)

we expect will be funded by us and our partner. The producer customers will be responsible for the firm price of building the facilities if they do not develop the offshore oil and gas fields to be connected to Gulfstar One.
In December 2013, we committed an additional amount to Gulfstar One to fund an expansion of the system that will provide production handling, gathering, and processing services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the first quarter of 2016. The current estimate of the total remaining construction costs for the Gunflint project is less than $134 million. The other equity partner has an option to participate in the funding of the expansion project on a proportional basis.
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

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of these VIEs, which are joint projects in the development and construction phase:

	March 31, 2014	December 31, 2013	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$36	$76	Cash and cash equivalents
Accounts receivable	10	—	Trade accounts and notes receivable, net
Property, plant, and equipment	1,209	998	Property, plant, and equipment, at cost
Accounts payable	(153)	(120)	Accounts payable - trade
Construction retainage	(4)	(3)	Other accrued liabilities
Current deferred revenue	—	(10)	Other accrued liabilities
Asset retirement obligation	(30)	—	Asset retirement obligations, noncurrent
Noncurrent deferred revenue associated with customer advance payments	(130)	(115)	Regulatory liabilities, deferred income, and other

Nonconsolidated VIEs
We have also identified certain interests in VIEs for which we are not the primary beneficiary. These include:
Laurel Mountain
Our 51 percent-owned equity-method investment in Laurel Mountain is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. As decisions about the activities that most significantly impact the economic performance of this entity require a unanimous vote of all members, we are not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of this investment, which was $482 million at March 31, 2014.
Caiman II
In the first quarter of 2014, we contributed $119 million to Caiman Energy II, LLC (Caiman II) in exchange for an increased ownership of Caiman II. Following these contributions, we own a 58 percent interest in Caiman II, which

Notes (Continued)

is reported as an equity-method investment. Caiman II is considered to be a VIE because it has insufficient equity to finance the construction stage activities of its 50 percent interest in Blue Racer Midstream LLC, which is expanding the gathering and processing and associated liquids infrastructure serving oil and gas producers in the Utica shale primarily in Ohio and northwest Pennsylvania. We are not the primary beneficiary because we do not have the power to direct the activities of Caiman II that most significantly impact its economic performance. Our maximum exposure to loss is limited to the $500 million of total contributions that we have committed to make inclusive of contributions made to date. At March 31, 2014, the carrying value of our investment in Caiman II was $415 million, which substantially reflects our contributions to that date.

Note 3 – Allocation of Net Income and Distributions
The allocation of net income between our general partner and limited partners is as follows:

	Three months ended March 31,
	2014	2013
	(Millions)
Allocation of net income to general partner:
Net income	$352	$344
Net income applicable to pre-partnership operations allocated to general partner	(15)	(23)
Income subject to 2% allocation of general partner interest	337	321
General partner’s share of net income	2%	2%
General partner’s allocated share of net income before items directly allocable to general partner interest	7	6
Priority allocations, including incentive distributions, paid to general partner (1)	153	104
Pre-partnership net income allocated to general partner interest	15	23
Net income allocated to general partner	$175	$133

Net income	$352	$344
Net income allocated to general partner	175	133
Net income allocated to Class D limited partners (2)	4	—
Net income allocated to common limited partners	$173	$211

(1)
The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In the calculation of basic and diluted net income per common unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period but paid in the subsequent period.

(2)	The net income allocated to Class D limited partners includes the amortization of the beneficial conversion feature associated with these units.

Notes (Continued)

We paid or have authorized payment of the following partnership cash distributions during 2013 and 2014 (in millions, except for per unit amounts):

			General Partner
Payment Date	Per Unit Distribution	Common Units	2%	Incentive Distribution Rights	Total Cash Distribution
2/8/2013	$0.8275	$329	$9	$104	$442
5/10/2013	0.8475	351	10	112	473
8/09/2013	0.8625	357	11	121	489
11/12/2013	0.8775	385	11	46	442
2/13/2014	0.8925	392	11	153	556
5/9/2014 (1)	0.9045	396	12	158	566

(1)
The Board of Directors of our general partner declared this $0.9045 per common unit cash distribution on April 21, 2014, to be paid on May 9, 2014, to unitholders of record at the close of business on May 2, 2014.

The 2013 and 2014 cash distributions paid to our general partner in the table above have been reduced by $139 million resulting from the temporary waiver of IDRs associated with certain assets acquired in 2012 and an additional $90 million in IDRs waived by our general partner related to the third quarter 2013 distribution, to support our cash distribution metrics as our large platform of growth projects moves toward completion.
Class D Units
As previously mentioned (see Note 1 – General and Basis of Presentation), a portion of the total consideration for the Canada Acquisition was funded through the issuance of Class D units to an affiliate of our general partner, which are convertible to common units on a one-for-one basis beginning in the first quarter of 2016. The Class D units were issued at a discount to the market price of our common units, into which they are convertible. The discount represents a beneficial conversion feature and is reflected as an increase in the common unit capital account and a decrease in the Class D capital account on the Consolidated Statement of Changes in Equity. This discount is being amortized through the conversion date in the first quarter of 2016, resulting in an increase to the Class D capital account and a decrease to the common unit capital account.
Distributions
The Class D units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class D units receive quarterly distributions of additional paid-in-kind Class D units no later than the applicable distribution date. With respect to the Class D units, the number of Class D units to be issued in connection with a Class D unit distribution is the quotient of the amount of the per-unit distribution declared for a common unit for the applicable distribution period multiplied by the number of Class D units outstanding as of the record date, divided by the volume-weighted average price of a common unit calculated over the consecutive 30-day trading period prior to the declaration of the quarterly distribution to common units. On April 21, 2014, the Board of Directors of our general partner authorized the issuance of 456,916 Class D units as the Class D distribution, to be issued on May 9, 2014.
Earnings per unit
Basic and diluted earnings per limited partner unit are calculated using the two-class method. At March 31, 2014, Class D units are anti-dilutive and therefore not included in calculating diluted earnings per common unit.
Note 4 – Other Income and Expenses
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant. The fire was extinguished on the day of the incident. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial and operational effects.

Notes (Continued)

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
During the first quarter of 2014, we received $125 million of insurance recoveries related to the Geismar Incident and incurred $6 million of related covered insurable expenses in excess of our retentions (deductibles). These amounts are reflected at NGL & Petchem Services as a net gain in Net insurance recoveries – Geismar Incident within Costs and expenses in our Consolidated Statement of Comprehensive Income.
Note 5 – Provision for Income Taxes

The Provision for income taxes includes:

	Three months ended March 31,
	2014	2013
	(Millions)
Current:
State	$—	$3
Foreign	—	2
	—	5
Deferred:
State	1	—
Foreign	7	10
	8	10
Total provision	$8	$15
The effective income tax rates for the total provision for the three months ended March 31, 2014 and 2013 are less than the federal statutory rate due to income not subject to U.S. federal tax, partially offset by taxes on foreign operations and the effect of Texas franchise tax.
We generally are not a taxable entity for income tax purposes, with the exception of Texas franchise tax and foreign income taxes associated with our Canadian operations. Other income taxes on net income are generally borne by individual partners. Net income for financial statement purposes may differ significantly from taxable income of unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes in us is not available to us.
Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of our assets and liabilities. Our management’s judgment and income tax assumptions are used to determine the levels, if any, of valuation allowances associated with deferred tax assets.

Notes (Continued)

Note 6 – Inventories

	March 31, 2014	December 31, 2013
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$141	$111
Materials, supplies, and other	81	83
	$222	$194
Note 7 – Debt and Banking Arrangements
Long-Term Debt
Issuances
On March 4, 2014, we completed a public offering of $1 billion of 4.3 percent senior unsecured notes due 2024 and $500 million of 5.4 percent senior unsecured notes due 2044. We used a portion of the net proceeds to repay amounts outstanding under our commercial paper program and expect to use the remainder to fund capital expenditures and for general partnership purposes.
Credit Facility
Letter of credit capacity under our $2.5 billion credit facility is $1.3 billion. At March 31, 2014, no letters of credit have been issued and no loans are outstanding under our credit facility. We issued letters of credit totaling $9 million as of March 31, 2014, under a certain bilateral bank agreement.

Notes (Continued)

Note 8 – Fair Value Measurements and Guarantee

The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$45	$45	$45	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	—	—	3
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	8	8	2	6	—
Long-term debt, including current portion	(10,553)	(11,306)	—	(11,306)	—
Assets (liabilities) at December 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$33	$33	$33	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	—	—	3
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	(1)	(2)
Additional disclosures:
Notes receivable and other	7	7	1	6	—
Long-term debt	(9,057)	(9,581)	—	(9,581)	—

Fair Value Methods
We use the following methods and assumptions in estimating the fair value of our financial instruments:
Assets and liabilities measured at fair value on a recurring basis
ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its rate case settlement, into an external trust (ARO Trust) that is specifically designated to fund future asset retirement obligations. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market, is classified as available-for-sale, and is reported in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
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

Notes (Continued)

assets are reported in Other current assets and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in Other accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2014 or 2013.
Additional fair value disclosures
Notes receivable and other: The disclosed fair value of our notes receivable is primarily determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in Trade accounts and notes receivable, net and the noncurrent portion is reported in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.
Long-term debt: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Guarantee
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
Note 9 – Contingent Liabilities

Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2014, we have accrued liabilities totaling $20 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
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

Notes (Continued)

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2014, we have accrued liabilities of $13 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2014, we have accrued liabilities totaling $7 million for these costs.
Geismar Incident
As a result of the previously discussed Geismar Incident, there were two fatalities, and numerous individuals (including affiliate employees and contractors) reported injuries, which varied from minor to serious. We are cooperating with the Chemical Safety Board and the EPA regarding their investigations of the Geismar Incident. On October 21, 2013, the EPA issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters.  We and the EPA continue to discuss such preliminary determinations, and the EPA could issue penalties pertaining to final determinations.  On December 11, 2013, the Occupational Safety and Health Administration (OSHA) issued citations in connection with its investigation of the June 13, 2013 incident, which included a Notice of Penalty for $99,000. Although we and OSHA continue settlement negotiations, we are contesting the citations. On June 25, 2013, OSHA commenced a second inspection pursuant to its Refinery and Chemical National Emphasis Program (NEP). OSHA has not issued any citation to us in connection with this NEP inspection. There is a six month statute of limitations for violation of the Occupational Safety and Health Act of 1970 or regulations promulgated under such act. On June 28, 2013, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order & Notice of Potential Penalty to Williams Olefins, L.L.C. that consolidates claims of unpermitted emissions and other deviations under the Clean Air Act that the parties had been negotiating since 2010 and alleged unpermitted emissions arising from the Geismar Incident. Negotiations with the LDEQ are ongoing. Any potential fines and penalties from these agencies would not be covered by our insurance policy. Additionally, multiple lawsuits, including class actions for alleged offsite impacts, property damage, and personal injury, have been filed against various of our subsidiaries.
Due to the ongoing investigation into the cause of the incident, and the limited information available associated with the filed lawsuits, which do not specify any amounts for claimed damages, we cannot reasonably estimate a range of potential loss related to these contingencies at this time.
Transco 2012 Rate Case
On August 31, 2012, Transco submitted to the Federal Energy Regulatory Commission (FERC) a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceedings. The new rates became effective March 1, 2013, subject to refund and the outcome of the hearing. On August 27, 2013, Transco filed a stipulation and agreement with the FERC proposing to resolve all issues in this proceeding without the need for a hearing (Agreement). On December 6, 2013, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective March 1, 2014. As of March 31, 2014, Accounts Payable Trade includes $118 million for rate refunds that were subsequently paid on April 18, 2014.
Other
In addition to the foregoing, various other proceedings are pending against us which are incidental to our operations.
Summary
We estimate that for all matters for which we are able to reasonably estimate a range of loss, including those noted above and others that are not individually significant, our aggregate reasonably possible losses beyond amounts accrued

Notes (Continued)

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
Note 10 – Segment Disclosures
Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. (See Note 1 – General and Basis of Presentation.)
Performance Measurement
We currently evaluate segment operating performance based on Segment profit (loss) from operations, which includes Segment revenues from external and internal customers, segment costs and expenses, Equity earnings (losses), and Income (loss) from investments. General corporate expenses represent Selling, general, and administrative expenses that are not allocated to our segments. Intersegment revenues primarily represent the sale of NGLs from our natural gas processing plants to our marketing business and are generally accounted for at current market prices as if the sales were to unaffiliated third parties.

Notes (Continued)

The following table reflects the reconciliation of Segment revenues and Segment profit (loss) to Total revenues and Operating income as reported in the Consolidated Statement of Comprehensive Income.

	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Three months ended March 31, 2014
Segment revenues:
Service revenues
External	$99	$378	$256	$30	$—	$763
Internal	—	1	—	—	(1)	—
Total service revenues	99	379	256	30	(1)	763
Product sales
External	60	152	19	699	—	930
Internal	—	69	126	76	(271)	—
Total product sales	60	221	145	775	(271)	930
Total revenues	$159	$600	$401	$805	$(272)	$1,693
Segment profit (loss)	$6	$165	$165	$167		$503
Less equity earnings (losses)	1	15	—	7		23
Segment operating income (loss)	$5	$150	$165	$160		480
General corporate expenses						(40)
Operating income						$440

Three months ended March 31, 2013
Segment revenues:
Service revenues
External	$63	$354	$258	$27	$—	$702
Internal	—	4	—	—	(4)	—
Total service revenues	63	358	258	27	(4)	702
Product sales
External	20	205	26	853	—	1,104
Internal	—	26	173	78	(277)	—
Total product sales	20	231	199	931	(277)	1,104
Total revenues	$83	$589	$457	$958	$(281)	$1,806
Segment profit (loss)	$(9)	$159	$186	$158		$494
Less:
Equity earnings (losses)	(3)	16	—	5		18
Income (loss) from investments	—	—	—	(1)		(1)
Segment operating income (loss)	$(6)	$143	$186	$154		477
General corporate expenses						(45)
Operating income						$432

Notes (Continued)

The following table reflects Total assets by reportable segment.

	Total Assets
	March 31, 2014	December 31, 2013
	(Millions)
Northeast G&P	$6,658	$6,229
Atlantic-Gulf	10,315	10,007
West	4,737	4,767
NGL & Petchem Services	3,207	3,035
Other corporate assets	613	147
Eliminations (1)	(739)	(614)
Total	$24,791	$23,571

(1)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.
Note 11 – Subsequent Event
On April 23, 2014, an explosion and fire occurred at our natural gas processing facility near Opal, Wyoming. There were no reported injuries or damage to property outside the facility. The facility was immediately shut down and natural gas gathering from surrounding producing areas was temporarily suspended as a result of the incident.

The facility is primarily comprised of five turbo-expander (TXP) cryogenic gas-processing units. Although we have not yet made a full assessment of all plant equipment, the initial visual assessment of damage indicates that the impact was largely limited to the TXP-3 unit. We are inspecting the damaged equipment in cooperation with regulatory authorities and developing preliminary plans to bring the other four units back into service. The capacity of the four undamaged plants is sufficient to handle all of the natural gas currently available to the facility.

We have insurance coverage, subject to retentions (deductibles), for property damage and business interruption that we expect to significantly mitigate the financial effects of the incident.

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
General
We are an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas, NGLs, and olefins through our gas pipeline and midstream businesses.
Our interstate natural gas pipeline strategy is to create value by maximizing the utilization of our pipeline capacity by providing high quality, low cost transportation of natural gas to large and growing markets. Our gas pipeline businesses’ interstate transmission and storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established through the FERC’s ratemaking process. Changes in commodity prices and volumes transported have limited near-term impact on transmission revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.
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
Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services.

•
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity investment in Laurel Mountain and a 58 percent equity investment in Caiman II.

•
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transco, and significant natural gas gathering and processing and crude oil production handling and transportation in the Gulf Coast region, as well as a 50 percent equity investment in Gulfstream, a 60 percent equity investment in Discovery, and a 41 percent interest in Constitution (a consolidated entity).

•	West is comprised of our interstate natural gas pipeline, Northwest Pipeline, and our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming.

•
NGL & Petchem Services is comprised of our 83.3 percent interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and various petrochemical and feedstock pipelines in the Gulf Coast region, an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility and B/B splitter facility at Redwater, Alberta. This segment also includes an NGL and natural gas marketing business, storage facilities and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity investment in OPPL. We produce olefins and NGLs.

As of March 31, 2014, Williams holds an approximate 66 percent interest in us, comprised of an approximate 64 percent limited partner interest and all of our 2 percent general partner interest and incentive distribution rights.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our 2013 Annual Report on Form 10-K dated February 26, 2014.

Management’s Discussion and Analysis (Continued)

Distributions
In April 2014, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.9045 per common unit, an increase of approximately 1 percent over the prior quarter and 7 percent over the same period in the prior year. We expect to increase limited partner per-unit cash distributions by approximately 6 percent in 2014 and 2015.
Overview of Three Months Ended March 31, 2014
Our results for the first three months of 2014, as compared to the same period of the prior year, were favorable primarily due to higher fee revenues, partially offset by lower NGL margins driven by lower volumes and higher gas prices, as well as higher operating costs associated with ongoing growth in our Northeast G&P operations. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.
Canada Acquisition
On February 28, 2014, we acquired certain of Williams’ Canadian operations for total consideration valued at approximately $1.2 billion. The operations included an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta and the Boreal pipeline. We funded the transaction with $25 million of cash (subject to certain closing adjustments), the issuance of 25,577,521 Class D limited-partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In lieu of cash distributions, the Class D units will receive quarterly distributions of additional paid-in-kind Class D units. All Class D units outstanding will be convertible to common units beginning in the first quarter of 2016. The contribution agreement governing the Canada Acquisition provides that we can issue additional Class D units to Williams on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions.
Opal Incident
On April 23, 2014, an explosion and fire occurred at our natural gas processing facility near Opal, Wyoming. There were no reported injuries or damage to property outside the facility. The facility was immediately shut down and natural gas gathering from surrounding producing areas was temporarily suspended as a result of the incident. The facility is primarily comprised of five turbo-expander (TXP) cryogenic gas-processing units. Although we have not yet made a full assessment of all plant equipment, the initial visual assessment of damage indicates that the impact was largely limited to the TXP-3 unit. We are inspecting the damaged equipment in cooperation with regulatory authorities and developing preliminary plans to bring the other four units back into service. The capacity of the four undamaged plants is sufficient to handle all of the natural gas currently available to the facility.
We have insurance coverage, subject to retentions (deductibles), for property damage and business interruption that we expect to significantly mitigate the financial effects of the incident.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant. The fire was extinguished on the day of the incident. The Geismar Incident rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects. This facility is part of our NGL & Petchem Services segment.

Management’s Discussion and Analysis (Continued)

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
During the first quarter of 2014, we received $125 million of insurance recoveries related to the Geismar Incident and incurred $6 million of related covered insurable expenses in excess of our retentions (deductibles). These amounts are reflected as a net gain in Net insurance recoveries- Geismar Incident within Costs and expenses in our Consolidated Statement of Comprehensive Income.
Following the repair and an expansion of the plant, the Geismar plant is expected to begin start-up in the latter-half of June 2014. We expect our insurance coverage will significantly mitigate our financial loss. We currently estimate cash recoveries from insurers of approximately $430 million related to business interruption and approximately $70 million related to the repair of the plant. Of these amounts, we received $50 million of insurance proceeds during 2013 and $125 million in the first quarter of 2014. We are impacted by certain uninsured losses, including amounts associated with the 60-day waiting period for business interruption, as well as other deductibles, policy limits, and uninsured expenses. Our assumptions and estimates, including the timing for the expanded plant return to operation, repair cost estimates, and insurance proceeds associated with our property damage and business interruption coverage are subject to various risks and uncertainties that could cause the actual results to be materially different.
Northeast G&P
Caiman II
As a result of $119 million of contributions made in the first quarter of 2014, our ownership in the Caiman II joint project has increased to 58 percent at March 31, 2014. These contributions are used to fund Caiman II’s 50 percent investment in Blue Racer Midstream LLC, which is expanding gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica Shale.
Atlantic-Gulf
New Transco rates effective
On August 31, 2012, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2013, subject to refund and the outcome of a hearing. On August 27, 2013, Transco filed a stipulation and agreement with the FERC proposing to resolve all issues in this proceeding without the need for a hearing (Agreement). On December 6, 2013, the FERC issued an order approving the Agreement without modifications. Pursuant to its terms, the Agreement became effective March 1, 2014. We accrued $118 million for rate refunds as of March 31, 2014, which were subsequently paid on April 18, 2014.
Volatile Commodity Prices
NGL margins were approximately 26 percent lower in the first three months of 2014 compared to the same period of 2013 driven by lower volumes, as well as higher natural gas prices, partially offset by favorable non-ethane prices. Volumes declined primarily due to a customer contract in the West that expired in September 2013, as well as higher

Management’s Discussion and Analysis (Continued)

inventory levels. Due to unfavorable ethane economics, we continued our reduced recoveries of ethane in our domestic plants in the first quarter of 2014, consistent with the same period in 2013.

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
1.40
1.20
1.00
0.80
0.60
0.40
0.20
0.00
Gallons (Millions)
900
800
700
600
500
400
300
200
100
0
Q2'11
Q3'11
Q4'11
Q1'12
Q2'12
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
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

Management’s Discussion and Analysis (Continued)

As previously noted, the financial impact of the Geismar Incident is expected to be significantly mitigated by our insurance policies. We expect the timing of recognizing recoveries under our business interruption policy will favorably impact our operating results in 2014.
Our business plan for 2014 reflects both significant capital investment and continued growth in distributions. Our planned capital investments for 2014 total approximately $3.6 billion. We also expect approximately 6 percent growth in 2014 per common unit distributions. We expect to maintain an attractive cost of capital and reliable access to capital markets, both of which will allow us to pursue development projects and acquisitions.
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
In 2014, we anticipate an overall improvement in operating results compared to 2013 primarily due to an increase in our fee based, olefins, and Canadian midstream businesses, partially offset by lower NGL margins and higher operating expenses associated with the growth of our business.
The following factors, among others, could impact our businesses in 2014.
Commodity price changes
NGL and olefin price changes have historically correlated somewhat with changes in the price of crude oil, although NGL, olefin, crude, and natural gas prices are highly volatile and difficult to predict. Commodity margins are highly dependent upon regional supply/demand balances of natural gas as they relate to NGL margins, while olefins are impacted by continued demand within the global economy. NGL prices will benefit from exports to satisfy global demand. NGL products are currently the preferred feedstock for ethylene and propylene production and are expected to remain advantaged over crude-based feedstocks into the foreseeable future. We continue to benefit from our strategic feedstock cost advantage in propylene production from Canadian oil sands offgas.

Management’s Discussion and Analysis (Continued)

We anticipate the following trends in overall commodity prices in 2014 as compared to 2013:

•	Natural gas prices are expected to be higher in part due to the additional demand to replace the gas volumes withdrawn during the colder than normal weather over the past winter season.

•	Ethane prices are expected to be somewhat higher due to a modest increase in demand as well as slightly higher natural gas prices.

•	Propane prices are expected to be higher from an increase in exports and higher natural gas prices.

•	Propylene prices are expected to be comparable to 2013 prices.

•
Ethylene prices are expected to be slightly lower as compared to 2013 prices.  The overall ethylene crack spread is also expected to be slightly lower due to the anticipated lower sales price and a projected higher ethane price.

Gathering, processing, and NGL sales volumes
The growth of natural gas production supporting our gathering and processing volumes is impacted by producer drilling activities, which are influenced by commodity prices including natural gas, ethane and propane prices. In addition, the natural decline in production rates in producing areas impact the amount of gas available for gathering and processing. Due in part to the higher natural gas prices in the early part of 2014, we anticipate that overall drilling economics will improve slightly, which will benefit us in the long-term.

•
In our Northeast G&P segment, we anticipate significant growth compared to the prior year in our natural gas gathering and processing volumes as our infrastructure grows to support drilling activities in the region.

•
In our Atlantic-Gulf segment, we anticipate higher natural gas transportation revenues compared to 2013, as a result of expansion projects placed into service at Transco in 2013 and anticipated to be placed in service in 2014. We also expect higher production handling volumes compared to 2013, following the scheduled completion of Gulfstar FPS™ in third quarter 2014.

•	Our West segment expects an unfavorable impact in equity NGL volumes in 2014 compared to 2013, primarily due to a customer contract that expired in September 2013.

•	In 2014, we anticipate a continuation of periods when it will not be economical to recover ethane in our domestic businesses.

•
Our NGL & Petchem Services segment anticipates new ethane volumes in 2014 associated with the fourth quarter 2013 completion of the Canadian ethane recovery project, which is expected to benefit from a contractual minimum ethane sales price.

Olefin production volumes

•
Our NGL & Petchem Services segment anticipates higher ethylene volumes in 2014 compared to 2013, substantially due to the repair and expansion of the Geismar plant expected to begin start-up in the latter-half of June 2014.

•
Our NGL & Petchem Services segment expects higher propylene volumes in 2014 than 2013. Volumes in 2013 were negatively impacted by both a planned maintenance turnaround and downtime associated with the tie-in of the Canadian ethane recovery project.

Management’s Discussion and Analysis (Continued)

Other

•
Our NGL & Petchem Services segment received insurance recoveries of $50 million and $125 million in 2013 and the first quarter of 2014, respectively, related to the Geismar Incident and expects to receive additional insurance recoveries related to the Geismar Incident that will favorably impact our operating results in 2014.

•
We anticipate higher operating expenses in 2014 compared to 2013, including depreciation expense related to our growing operations in our Northeast G&P segment and expansion projects in our Atlantic-Gulf and NGL & Petchem Services segments.

•	In our Atlantic-Gulf segment, we expect higher equity earnings compared to 2013 following the scheduled completion of Discovery’s Keathley Canyon Connector™ lateral in the fourth quarter of 2014.
Expansion Projects
We expect to invest total capital in 2014 among our business segments as follows:

Expansion Capital
Segment:	(Millions)
Northeast G&P	$1,400
Atlantic-Gulf	1,325
West	75
NGL & Petchem Services	450
Our ongoing major expansion projects include the following:
Northeast G&P

•
Expansion of our gathering infrastructure including compression and gathering pipelines in the Susquehanna Supply Hub in northeastern Pennsylvania as production in the Marcellus increases. The Susquehanna Supply Hub is expected to reach a natural gas take away capacity of 3 Bcf/d by 2015.

•
In the first quarter of 2014, we completed a 30 Mbbls/d expansion of the Moundsville fractionator facility in the Marcellus Shale. In addition, we have several significant projects under construction with targeted construction completion in the first half of 2014. We are completing an installation of 40 Mbbls/d of deethanization capacity, a 50-mile ethane pipeline, condensate stabilization, and the first 200 MMcf/d of processing at Oak Grove.

•	Expansions to the Laurel Mountain gathering system infrastructure to increase the capacity to 667 MMcf/d by the end of 2015 through capital contributions to this equity investment.

•
Construction of the Blue Racer Midstream joint project, an expansion to gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica Shale, primarily in Ohio and Northwest Pennsylvania through capital to be invested within our Caiman II equity investment. Expansion plans included the addition of Natrium II, a second 200 MMcf/d processing plant, at Natrium, which was completed in April 2014. Construction of an additional 200 MMcf/d processing plant is underway at the Berne complex in Monroe County, Ohio. Berne I is expected to come online in the fourth quarter of 2014.

Management’s Discussion and Analysis (Continued)

Atlantic-Gulf

•
We designed, constructed, and are installing our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. Installation is under way and the project is expected to be in service in the third quarter of 2014. In December 2013, Gulfstar One agreed to host the Gunflint development, which will result in an expansion of the Gulfstar One system to provide production handling capacity of 20 Mbbls/d and 40 MMcf/d for Gunflint. The Gunflint project is expected to be completed in the first quarter of 2016, dependent on the producer’s development activities.

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

•
The Atlantic Sunrise Expansion Project involves an expansion of Transco’s existing natural gas transmission system along with greenfield facilities to provide firm transportation from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in Alabama.  We plan to file an application with the FERC in the second quarter of 2015 for approval of the project.  We plan to place the project into service during the second half of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,700 Mdth/d.

•
In September 2013, we filed an application with the FERC for Transco’s Leidy Southeast Expansion project to expand our existing natural gas transmission system from the Marcellus Shale production region on Transco’s Leidy Line in Pennsylvania to delivery points along its mainline as far south as Station 85 in Alabama. We plan to place the project into service during the fourth quarter of 2015, assuming timely receipt of all necessary regulatory approvals, and expect it to increase capacity by 525 Mdth/d.

•
In April 2014, we received approval from the FERC to construct and operate an expansion of Transco’s Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. We plan to place the project into service during the second quarter of 2015 and it is expected to increase capacity on the line by 225 Mdth/d.

•
In June 2013, we filed an application with the FERC for authorization to construct and operate the jointly owned Constitution pipeline. We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 124-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in late 2015 to 2016, assuming timely receipt of all necessary regulatory approvals, with an expected capacity of 650 Mdth/d. The pipeline is fully subscribed with two shippers.

•
In April 2013, we filed an application with the FERC for Transco’s Northeast Connector project to expand our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We plan to place the project into service during the fourth quarter of 2014, assuming timely receipt of all necessary regulatory approvals, and expect it to increase capacity by 100 Mdth/d.

Management’s Discussion and Analysis (Continued)

•
In January 2013, we filed an application with the FERC for Transco’s Rockaway Delivery Lateral project to construct a three-mile offshore lateral to a distribution system in New York. We plan to place the project into service during the fourth quarter of 2014, assuming timely receipt of all necessary regulatory approvals, and the capacity of the lateral is expected to be 647 Mdth/d.

•
In November 2013, we received approval from the FERC for Transco’s Virginia Southside project to expand our existing natural gas transmission system from New Jersey to a proposed power station in Virginia and a delivery point in North Carolina. We plan to place the project into service during the third quarter of 2015, and expect it to increase capacity by 270 Mdth/d.

West

•
Due to a reduction in drilling in the Piceance basin during 2012 and early 2013, we delayed the in-service date of our 350 MMcf/d cryogenic natural gas processing plant in Parachute that was planned for service in 2014. We are currently planning an in-service date in mid-2016. We will continue to monitor the situation to determine whether a different in-service date is warranted.

NGL & Petchem Services

•
As a result of the Geismar Incident, the expansion of our Geismar olefins production facility is expected to be completed when the Geismar plant returns to operation. We expect the plant to begin start-up in the latter-half of June 2014. The expansion is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us and is expected to increase our ownership of the Geismar production facility from the current 83.3 percent.

•
In association with Williams’ long-term agreement to provide gas processing to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta, we have a long-term agreement with Williams to provide fractionation service and plan to increase the capacity of the Redwater facilities where NGL/olefins mixtures will be fractionated into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate. This project is expected to be placed into service during the third quarter of 2015. We will receive a fee based payment from Williams for the fractionation service we provide to it.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended March 31,
	2014	2013	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$763	$702	+61	+9%
Product sales	930	1,104	-174	-16%
Total revenues	1,693	1,806
Costs and expenses:
Product costs	769	790	+21	+3%
Operating and maintenance expenses	248	257	+9	+4%
Depreciation and amortization expenses	208	196	-12	-6%
Selling, general, and administrative expenses	130	130	—	—
Net insurance recoveries – Geismar Incident	(119)	—	+119	NM
Other (income) expense – net	17	1	-16	NM
Total costs and expenses	1,253	1,374
Operating income	440	432
Equity earnings (losses)	23	18	+5	+28%
Interest expense	(106)	(96)	-10	-10%
Other investing income (loss) – net	—	(1)	+1	+100%
Other income (expense) – net	3	6	-3	-50%
Income before income taxes	360	359
Provision for income taxes	8	15	+7	+47%
Net income	$352	$344

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2014 vs. three months ended March 31, 2013
Service revenues increased due primarily to an increase in natural gas transportation fee revenues related to projects placed in service in 2013 and new rates effective in March 2013 for Transco, as well as higher fees associated with higher gathering volumes driven by new well connections and increased gathering rates in our businesses in the Northeast area.

Management’s Discussion and Analysis (Continued)

Product sales decreased primarily due to lower olefin sales related to the lack of production as a result of the Geismar Incident and a decrease in volumes at our RGP splitter primarily due to an outage in a third-party storage facility which caused us to reduce production. NGL production revenues also decreased reflecting lower non-ethane sales volumes partially offset by higher non-ethane per-unit sales prices and higher ethane sales volumes in Canada. Marketing sales revenues increased primarily due to higher NGL per-unit sales prices and higher ethane volumes, partially offset by lower volumes of non-ethane NGLs and other products. The changes in marketing revenues are substantially offset by similar changes in marketing purchases, reflected above as Product costs.
Product costs decreased primarily due to lower olefin feedstock purchases related to the lack of production as a result of the Geismar Incident and a decrease in volumes at our RGP splitter as previously discussed, partially offset by an increase in marketing purchases. The changes in marketing purchases are more than offset by similar changes in marketing revenues.
Depreciation and amortization expenses increased primarily due to depreciation on infrastructure additions in the Northeast area and the Canadian ethane recovery project placed into service in fourth quarter 2013.
The favorable change in Net insurance recoveries – Geismar Incident is due to receipt of $125 million of insurance recoveries partially offset by $6 million of related covered insurable expenses in excess of our retentions (deductibles) incurred in the first quarter of 2014. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The unfavorable change in Other (income) expense – net within Operating income is primarily due to the absence of a $6 million favorable contingency settlement recognized in first-quarter 2013 and costs incurred in first quarter 2014 associated with fire damage at a compressor station in the Susquehanna Supply Hub.
Operating income increased primarily due to $125 million of income associated with insurance recoveries related to the Geismar Incident and the $61 million increase in service revenues. These increases are partially offset by a $122 million decrease in olefin margins, including $111 million lower product margins at our Geismar plant, and decreases in NGL margins driven primarily by lower NGL volumes, as well as higher depreciation and amortization expense in 2014.
Interest expense increased due to a $13 million increase in Interest incurred primarily due to new debt issuances in the fourth quarter of 2013 and first quarter of 2014 (see Note 7 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements).
Period-Over-Period Operating Results – Segments
Northeast G&P

	Three months ended March 31,
	2014	2013
	(Millions)
Service revenues	$99	$63
Product sales	60	20
Segment revenues	159	83

Product costs	58	20
Depreciation and amortization expenses	39	29
Other segment costs and expenses	57	40
Equity (earnings) losses	(1)	3
Segment profit (loss)	$6	$(9)

Management’s Discussion and Analysis (Continued)

Three months ended March 31, 2014 vs. three months ended March 31, 2013
Service revenues increased primarily due to $27 million in higher gathering fees associated with 41 percent higher volumes driven by new well connections and increased gathering rates associated with customer contract modifications primarily in the Susquehanna Supply Hub. Service revenues also increased $9 million due to contributions from our Ohio Valley Midstream business resulting from the processing and fractionation facilities placed in service in 2013.
Product sales increased due primarily to growth in the NGL marketing activities attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Depreciation and amortization expenses increased reflecting depreciation on new projects placed in service.
Other segment costs and expenses increased due primarily to $6 million of costs resulting from fire damages at a compressor station in the Susquehanna Supply Hub, $4 million of charges related to a dispute, and higher expenses associated with growth in these operations, including higher employee-related costs and outside service costs.
Equity (earnings) losses changed favorably primarily due to $5 million higher Laurel Mountain equity earnings driven primarily by 29 percent higher gathering volumes and higher rates indexed to natural gas prices.
The favorable change in segment profit (loss) is primarily due to an increase in fee revenues in the Susquehanna Supply Hub and Ohio Valley Midstream businesses and improved Laurel Mountain equity earnings. These increases are partially offset by higher costs primarily due to the growth in these businesses.
Atlantic-Gulf

	Three months ended March 31,
	2014	2013
	(Millions)
Service revenues	$379	$358
Product sales	221	231
Segment revenues	600	589

Product costs	206	208
Depreciation and amortization expenses	94	93
Other segment costs and expenses	150	145
Equity (earnings) losses	(15)	(16)
Segment profit	$165	$159

NGL margin	$14	$22

Three months ended March 31, 2014 vs. three months ended March 31, 2013
Service revenues increased primarily due to a $31 million increase in natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2013 and the implementation of new rates for Transco in March 2013. These increases are partially offset by $5 million lower production handling fee revenues in the eastern Gulf Coast primarily driven by lower Bass Lite production area volumes and $5 million lower gathering and crude oil transportation fee revenues in the western Gulf Coast driven by lower volumes as a result of producers’ operational issues.

Management’s Discussion and Analysis (Continued)

Product sales decreased primarily due to an $8 million decrease in revenues from our equity NGLs reflecting a $12 million decrease associated with lower equity NGL sales volumes partially offset by a $4 million increase primarily associated with higher average non-ethane per-unit sales prices. Equity NGL sales volumes are 52 percent lower driven by 42 percent lower non-ethane volumes as a result of producers’ operational issues and higher inventory levels. Average non-ethane per-unit sales prices increased by 12 percent.
Other segment costs and expenses increased primarily due to the absence of a $6 million favorable contingency settlement recognized in the first quarter of 2013.
Segment profit increased primarily due to higher service revenues, partially offset by $8 million lower NGL margins reflecting lower volumes and higher NGL prices, as well as the absence of a favorable contingency settlement recognized in the prior year, as previously discussed.
West

	Three months ended March 31,
	2014	2013
	(Millions)
Service revenues	$256	$258
Product sales	145	199
Segment revenues	401	457

Product costs	72	94
Depreciation and amortization expenses	58	61
Other segment costs and expenses	106	116
Segment profit	$165	$186

NGL margin	$65	$98
Three months ended March 31, 2014 vs. three months ended March 31, 2013
Product sales decreased primarily due to:

•
A $39 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $51 million due to lower volumes, partially offset by a $12 million increase associated with 11 percent higher average non-ethane per-unit sales prices. Equity non-ethane volumes are 33 percent lower primarily due to a customer contract that expired in September 2013 and higher inventory levels.

•
A $16 million decrease in NGL marketing revenues primarily due to lower non-ethane volumes related to the expiration of a customer contract, slightly offset by higher non-ethane per-unit prices (offset in Product costs).

Product costs decreased primarily due to:

•	A $16 million decrease in NGL marketing purchases (offset in Product sales).

•
A $6 million decrease in natural gas purchases associated with the production of equity NGLs reflecting a $27 million decrease related to lower natural gas volumes, partially offset by a $21 million increase driven by higher average natural gas prices.

The decrease in Other segment costs and expenses is primarily due to net favorable system gains and losses, resulting from system gains in 2014 compared to system losses in 2013.

Management’s Discussion and Analysis (Continued)

Segment profit decreased primarily due to $33 million lower NGL margins reflecting lower NGL volumes and commodity price changes, including higher per-unit natural gas costs, partially offset by higher average non-ethane prices. This decrease was partially offset by net favorable system gains.
NGL & Petchem Services

	Three months ended March 31,
	2014	2013
	(Millions)
Service revenues	$30	$27
Product sales	775	931
Segment revenues	805	958

Product costs	704	750
Depreciation and amortization expenses	17	13
Other segment (income) costs and expenses	(76)	42
Equity (earnings) losses	(7)	(5)
Segment profit	$167	$158

Olefins margin	$28	$150
NGL margin	26	23
Marketing margin	18	6
Three months ended March 31, 2014 vs. three months ended March 31, 2013
Product sales decreased primarily due to:

•
A $190 million decrease in olefin sales due to $191 million of lower sales volumes, partially offset by $1 million higher per-unit sales prices. Lower sales volumes are primarily due to a $161 million decrease in volumes at our Geismar facility due to the lack of production in 2014 as a result of the Geismar Incident and a $25 million decrease in volumes at our RGP splitter primarily due to an outage in a third-party storage facility which caused us to reduce production (substantially offset in Product costs).

•
A $17 million increase in NGL sales revenues primarily due to higher Canadian ethane volumes generated by the ethane recovery project. Non-ethane per-unit sales prices were also higher, partially offset by lower non-ethane sales volumes driven by the fourth quarter 2013 tie-in of the ethane recovery system which limited our production available for sale during the first quarter of 2014.

•	A $21 million increase in marketing revenues due primarily to higher ethane volumes and prices and higher non-ethane prices, partially offset by lower non-ethane volumes.
Product costs decreased primarily due to:

•
A $68 million decrease in olefin feedstock purchases primarily due to a $49 million decrease in volumes at our Geismar facility due to the lack of production in 2014 as a result of the Geismar Incident and a $23 million decrease in volumes at our RGP splitter primarily due to an outage in a third-party storage facility which caused us to reduce production (more than offset in Product sales).

•	A $14 million increase in costs associated with our Canadian NGLs primarily due to higher ethane volumes generated by the ethane recovery project and higher natural gas prices.

Management’s Discussion and Analysis (Continued)

•	A $9 million increase in marketing purchases primarily due to increased per-unit NGL costs.
Depreciation and amortization expenses increased primarily due to the ethane recovery project.
The favorable change in Other segment (income) costs and expenses is primarily due to the first-quarter 2014 receipt of $125 million of insurance recoveries partially offset by $6 million of covered insurable expenses in excess of our retentions (deductibles) related to the Geismar Incident.
Segment profit increased primarily due to the first-quarter 2014 receipt of $125 million of insurance recoveries partially offset by $6 million of covered insurable expenses in excess of our retentions (deductibles) related to the Geismar Incident and $12 million higher marketing margins, significantly offset by lower olefin product margins. Olefin product margins are $122 million lower including $111 million lower product margins at our Geismar plant as a result of the Geismar Incident and $10 million lower Canadian olefin margins due to higher natural gas prices and lower volumes.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions, and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following:

•
We increased our per-unit quarterly distribution with respect to the first quarter of 2014 from $0.8925 to $0.9045. We expect to increase quarterly limited partner per-unit cash distributions by approximately 6 percent in 2014 and 2015.

•
We expect to fund working capital requirements, capital and investment expenditures, debt service payments, and distributions to unitholders primarily through cash flow from operations, cash and cash equivalents on hand, issuances of debt and/or equity securities, and utilization of our commercial paper program and/or credit facility. In addition, we retain the flexibility to adjust our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.

Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2014. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees and expected business interruption proceeds related to the Geismar Incident;

•	Cash proceeds from issuances of debt and/or equity securities;

•	Use of our commercial paper program and/or credit facility.
We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and general partner.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of March 31, 2014, we had a working capital deficit (current liabilities in excess of current assets) of $924 million. However, we note the following about our available liquidity.

Available Liquidity	March 31, 2014
(Millions)
Cash and cash equivalents	$535
Capacity available under our $2.5 billion five-year credit facility (expires July 31, 2018), less amounts outstanding under the $2 billion commercial paper program (1)	2,500
$3,035

(1)
We have not borrowed on our credit facility during 2014 and have no Commercial paper outstanding at March 31, 2014. The highest amount outstanding under the commercial paper program during 2014 was $900 million. At March 31, 2014, we are in compliance with the financial covenants associated with the credit facility and the commercial paper program. The full amount of the credit facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $500 million. Transco and Northwest Pipeline are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

In addition to the commercial paper program and credit facility listed above, we have issued letters of credit totaling $9 million as of March 31, 2014, under a bilateral bank agreement.
Debt Offering
On March 4, 2014, we completed a public offering of $1 billion of 4.3 percent senior unsecured notes due 2024 and $500 million of 5.4 percent senior unsecured notes due 2044. We used a portion of the net proceeds to repay amounts outstanding under our commercial paper program and expect to use the remainder to fund capital expenditures and for general partnership purposes.
Distributions from Equity-Method Investees
Our equity-method investees’ organizational documents require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Shelf Registration
In April 2013, we filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. As of March 31, 2014, no common units have been issued under this registration.

Insurance Renewal
Our onshore property damage and business interruption insurance coverage renewed on May 1st, with a combined per-occurrence limit between $500 million and $750 million, subject to retentions (deductibles) of $40 million per occurrence for property damage and a waiting period of 120 days per occurrence for business interruption.

Management’s Discussion and Analysis (Continued)

Credit Ratings
Our ability to borrow money is impacted by our credit ratings. The current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating
Standard & Poor’s	Stable	BBB
Moody’s Investors Service	Stable	Baa2
Fitch Ratings	Stable	BBB
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
Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of March 31, 2014, we estimate that a downgrade to a rating below investment grade could require us to post up to $281 million in additional collateral with third parties.
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

Management’s Discussion and Analysis (Continued)

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity-method investments for 2014. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	Maintenance		Expansion		Total
Segment	2014 Estimate	Three months ended March 31, 2014	2014 Estimate	Three months ended March 31, 2014	2014 Estimate	Three months ended March 31, 2014
	(Millions)
Northeast G&P	$20	$10	$1,400	$458	$1,420	$468
Atlantic-Gulf	175	11	1,325	313	1,500	324
West	125	9	75	10	200	19
NGL & Petchem Services	20	6	450	192	470	198
Total	$340	$36	$3,250	$973	$3,590	$1,009
See Company Outlook - Expansion Projects for discussions describing the general nature of these expenditures.
Cash Distributions to Unitholders
We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased our quarterly distribution from $0.8925 with respect to the fourth quarter of 2013 to $0.9045 per common unit, which will result in a distribution with respect to the first quarter of 2014 of approximately $566 million that will be paid on May 9, 2014, to the general and limited partners of record at the close of business on May 2, 2014. (See Note 3 – Allocation of Net Income and Distributions of Notes to Consolidated Financial Statements.)
Sources (Uses) of Cash

	Three months ended March 31,
	2014	2013
	(Millions)
Net cash provided (used) by:
Operating activities	$549	$555
Financing activities	826	325
Investing activities	(950)	(768)
Increase (decrease) in cash and cash equivalents	$425	$112

Operating activities
The factors that determine operating activities are largely the same as those that affect Net income, with the exception of noncash expenses such as Depreciation and amortization.
Financing activities
Significant transactions include:

•	$225 million net payments in 2014 on commercial paper;

•	$1.496 billion net received in 2014 from previously mentioned debt offering;

•	$770 million received in 2013 from credit facility borrowings;

•	$895 million paid in 2013 on credit facility borrowings;

Management’s Discussion and Analysis (Continued)

•	$760 million received from our equity offerings in 2013, including $143 million received from Williams, which was used to repay credit facility borrowings;

•
$556 million, including $414 million to Williams, in 2014 and $442 million, including $341 million to Williams, in 2013 related to quarterly cash distributions paid to limited partner unitholders and the general partner;

•	$57 million received in contributions from noncontrolling interests in 2014.
Investing activities
Significant transactions include:

•	Capital expenditures of $724 million in 2014 and $704 million in 2013;

•	Purchases of and contributions to our equity method investments of $215 million in 2014 and $93 million in 2013.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 2 – Variable Interest Entities, Note 8 – Fair Value Measurements and Guarantee, and Note 9 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2014.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located primarily in Canada. Net assets of our foreign operations were approximately $1 billion and $1.1 billion at March 31, 2014 and December 31, 2013, respectively. These investments have the potential to impact our financial position due to fluctuations in these local currencies arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar would have changed total partners’ equity by approximately $201 million at March 31, 2014.

Item 4
Controls and Procedures
Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Williams Partners L.P. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.
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

In November 2013 we became aware of deficiencies with the air permit for the Ft. Beeler gas processing facility located in West Virginia.  We notified the EPA and the West Virginia Department of Environmental Protection and are

working to bring the Ft. Beeler facility into full compliance.  At March 31, 2014, we have accrued liabilities of $100,000 for potential penalties arising out of the deficiencies.
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

*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, and 11.
Exhibit 3.4	—
Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

Exhibit 10.1	—
Contribution Agreement, dated February 24, 2014, by and among The Williams Companies, Inc., Williams Gas Pipeline Company, LLC, Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC, Williams Field Services Group, LLC, Williams Olefins, L.L.C., and Williams Olefins Feedstock Pipelines, L.L.C. (filed on February 28, 2014 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

Exhibit 10.2	—
Fifth Supplemental Indenture (including Forms of 4.300% Senior Notes due 2024 and 5.400% Senior Notes due 2044), dated as of March 4, 2014, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 4, 2014 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

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
May 1, 2014

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

*Exhibit 3.3	—	Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, and 11.
Exhibit 3.4	—
Amended and Restated Limited Liability Company Agreement of Williams Partners GP LLC (filed on August 26, 2005 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

Exhibit 10.1	—
Contribution Agreement, dated February 24, 2014, by and among The Williams Companies, Inc., Williams Gas Pipeline Company, LLC, Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC, Williams Field Services Group, LLC, Williams Olefins, L.L.C., and Williams Olefins Feedstock Pipelines, L.L.C. (filed on February 28, 2014 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

Exhibit 10.2	—
Fifth Supplemental Indenture (including Forms of 4.300% Senior Notes due 2024 and 5.400% Senior Notes due 2044), dated as of March 4, 2014, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 4, 2014 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

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