Form 10-Q
period 2014-09-30
Williams Partners L.P.
filed 2014-10-30
CIK 1324518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 439,706,147 common units and 26,475,507 Class D units outstanding as of October 29, 2014.

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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “proposed,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	The levels of cash distributions to unitholders;

•	The closing, expected timing, and benefits of the proposed merger of Access Midstream Partners, L.P. (ACMP) and us (the Proposed Merger);

•	The expected timing of the drop-down of The Williams Companies, Inc. (Williams) remaining NGL & Petchem Services assets and projects;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply and demand;

•	Demand for our services.
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

•	Availability of supplies, market demand, and volatility of commodity prices;

•
Inflation, interest rates, fluctuation in foreign exchange rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and execute investment opportunities;

•	Our ability to acquire new businesses and assets and successfully integrate those operations and assets into our existing businesses, as well as successfully expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and development hazards and unforeseen interruptions;

•	Our ability to restart the Geismar plant and recover expected insurance proceeds;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation and rate proceedings;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risks of our customers and counterparties;

•	Risks related to financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, and the availability and cost of capital;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the Securities and Exchange Commission.
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

DEFINITIONS

The following is a listing of certain abbreviations, acronyms, and other industry terminology used throughout this Form 10-Q.

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
Constitution: Constitution Pipeline Company, LLC
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline, LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2014, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$766	$731	$2,292	$2,150
Product sales	942	887	2,725	3,037
Total revenues	1,708	1,618	5,017	5,187
Costs and expenses:
Product costs	807	710	2,300	2,301
Operating and maintenance expenses	267	265	766	811
Depreciation and amortization expenses	209	201	624	588
Selling, general, and administrative expenses	129	130	391	391
Net insurance recoveries – Geismar Incident	—	(50)	(161)	(50)
Other (income) expense – net	(1)	21	43	26
Total costs and expenses	1,411	1,277	3,963	4,067
Operating income	297	341	1,054	1,120
Equity earnings (losses)	36	31	91	84
Interest incurred	(155)	(119)	(428)	(355)
Interest capitalized	36	24	86	68
Other income (expense) – net	13	7	23	19
Income before income taxes	227	284	826	936
Provision (benefit) for income taxes	9	(1)	22	35
Net income	218	285	804	901
Less: Net income attributable to noncontrolling interests	1	1	3	2
Net income attributable to controlling interests	$217	$284	$801	$899
Allocation of net income for calculation of earnings per common unit:
Net income attributable to controlling interests	$217	$284	$801	$899
Allocation of net income to general partner	171	60	518	343
Allocation of net income to Class D units	17	—	49	—
Allocation of net income to common units	$29	$224	$234	$556
Basic and diluted earnings per common unit	$.07	$.52	$.53	$1.34
Weighted average number of common units outstanding (thousands)	439,138	428,682	438,798	414,949
Cash distributions per common unit	$.9285	$.8775	$2.7495	$2.5875
Other comprehensive income (loss):
Net unrealized gain (loss) from derivative instruments	$—	$1	$—	$2
Foreign currency translation adjustments	(53)	17	(48)	(28)
Other comprehensive income (loss)	(53)	18	(48)	(26)
Comprehensive income	$165	$303	$756	$875
Less: Comprehensive income attributable to noncontrolling interests	1	1	3	2
Comprehensive income attributable to controlling interests	$164	$302	$753	$873

See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$110	$110
Trade accounts and notes receivable, net	613	568
Inventories	284	194
Other current assets	183	96
Total current assets	1,190	968
Investments	2,374	2,187
Property, plant, and equipment, at cost	27,382	25,062
Accumulated depreciation	(7,905)	(7,437)
Property, plant, and equipment – net	19,477	17,625
Goodwill	646	646
Other intangible assets, net of amortization	1,600	1,642
Regulatory assets, deferred charges, and other	527	503
Total assets	$25,814	$23,571
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$893	$889
Affiliate	89	104
Accrued interest	146	115
Asset retirement obligations	34	64
Other accrued liabilities	248	375
Long-term debt due within one year	750	—
Commercial paper	265	225
Total current liabilities	2,425	1,772
Long-term debt	11,048	9,057
Asset retirement obligations	651	497
Deferred income taxes	129	117
Regulatory liabilities, deferred income, and other	678	561
Contingent liabilities (Note 10)
Equity:
Partners’ equity:
Common units (439,706,147 and 438,625,699 units outstanding at September 30, 2014 and December 31, 2013, respectively)	10,834	11,596
Class D units (26,475,507 units outstanding at September 30, 2014)	884	—
General partner	(1,502)	(536)
Accumulated other comprehensive income (loss)	43	92
Total partners’ equity	10,259	11,152
Noncontrolling interests in consolidated subsidiaries	624	415
Total equity	10,883	11,567
Total liabilities and equity	$25,814	$23,571

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class D Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2013	$11,596	$—	$(536)	$92	$11,152	$415	$11,567
Net income	290	6	505	—	801	3	804
Other comprehensive income (loss)	—	—	—	(48)	(48)	—	(48)
Cash distributions (Note 3)	(1,190)	—	(509)	—	(1,699)	—	(1,699)
Distributions to The Williams Companies, Inc. – net	—	—	(11)	—	(11)	—	(11)
Issuance of common units (Note 8)	55	—	—	—	55	—	55
Issuance of Class D units in common control transaction (Note 1)	—	961	(961)	—	—	—	—
Beneficial conversion feature of Class D units	117	(117)	—	—	—	—	—
Amortization of beneficial conversion feature of Class D units	(34)	34	—	—	—	—	—
Contributions from general partner	—	—	10	—	10	—	10
Contributions from noncontrolling interests	—	—	—	—	—	205	205
Other	—	—	—	(1)	(1)	1	—
Net increase (decrease) in equity	(762)	884	(966)	(49)	(893)	209	(684)
Balance – September 30, 2014	$10,834	$884	$(1,502)	$43	$10,259	$624	$10,883

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(Millions)
OPERATING ACTIVITIES:
Net income	$804	$901
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	624	588
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	(46)	101
Inventories	(89)	(53)
Other current assets and deferred charges	(44)	7
Accounts payable	26	(40)
Accrued liabilities	(71)	100
Affiliate accounts receivable and payable – net	(19)	(21)
Other, including changes in noncurrent assets and liabilities	50	108
Net cash provided by operating activities	1,235	1,691
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	39	370
Proceeds from long-term debt	2,740	1,705
Payments of long-term debt	—	(2,080)
Proceeds from sales of common units	55	1,962
General partner contributions	10	50
Distributions to limited partners and general partner	(1,699)	(1,404)
Contributions from noncontrolling interests	205	300
Contributions from The Williams Companies, Inc. – net	45	191
Other – net	—	(6)
Net cash provided by financing activities	1,395	1,088
INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(2,458)	(2,422)
Net proceeds from dispositions	28	1
Purchase of businesses from affiliates	(56)	25
Purchases of and contributions to equity-method investments	(265)	(344)
Other – net	121	(9)
Net cash used by investing activities	(2,630)	(2,749)

Increase (decrease) in cash and cash equivalents	—	30
Cash and cash equivalents at beginning of period	110	82
Cash and cash equivalents at end of period	$110	$112

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
We are a publicly traded Delaware limited partnership. Williams Partners GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of September 30, 2014, Williams owns an approximate 64 percent limited partner interest, a 2 percent general partner interest and incentive distribution rights (IDRs) in us. All of our activities are conducted through Williams Partners Operating LLC, an operating limited liability company (wholly owned by us).
Description of Business
Our operations are located in North America and are organized into the following reportable segments: Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services.
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain) and a 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II).
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and significant natural gas gathering and processing and crude production handling and transportation in the Gulf Coast region, as well as a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C., a 41 percent interest in Constitution Pipeline Company, LLC (Constitution) (a consolidated entity), and a 60 percent equity-method investment in Discovery Producer Services LLC.
West is comprised of our interstate natural gas pipeline, Northwest Pipeline LLC, and our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming.
NGL & Petchem Services is comprised of our 83.3 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region, an oil sands offgas processing plant located near Fort McMurray, Alberta, and a natural gas liquid (NGL)/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta. This segment also includes our NGL and natural gas marketing business, storage facilities and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline, LLC.

Notes (Continued)

Basis of Presentation
Canada Acquisition
We acquired certain Canadian operations in February 2014 from Williams (Canada Acquisition) for total consideration of $56 million of cash (including a $31 million post-closing adjustment paid in the second quarter), 25,577,521 Class D limited-partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In lieu of cash distributions, the Class D units receive quarterly distributions of additional paid-in-kind Class D units. All outstanding Class D units will be convertible to common units beginning in the first quarter of 2016. The contribution agreement governing the Canada Acquisition provides that we can issue additional Class D units to Williams on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions. At September 30, 2014, no additional Class D units have been issued to Williams under this provision. This common control acquisition was treated similar to a pooling of interests whereby the historical results of operations were combined with ours for all periods presented. These Canadian operations are reported in our NGL & Petchem Services segment. In October 2014, a purchase price adjustment was finalized whereby we will receive $56 million in cash from Williams in the fourth quarter 2014 and Williams will waive $2 million in payments on its IDRs with respect to our November 2014 distribution.

The Canadian operations previously participated in Williams’ cash management program under a credit agreement with Williams. Net changes in amounts due to/from Williams prior to the Canada Acquisition, along with the cash consideration paid for the Canada Acquisition, are reflected within Distributions to The Williams Companies, Inc. - net within the Consolidated Statement of Changes in Equity.

Prior period amounts and disclosures have been recast for this transaction. The effect of recasting our financial statements to account for this transaction increased net income for the three and nine months ended September 30, 2013, by $5 million and $43 million, respectively. This acquisition does not impact historical earnings per unit as pre-acquisition earnings were allocated to our general partner.
Certain of our foreign subsidiaries use the Canadian dollar as their functional currency. Assets and liabilities of such foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the statements of income are translated into the U.S. dollar at the average exchange rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of Accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet.
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

Notes (Continued)

Accumulated Other Comprehensive Income (Loss)
AOCI is substantially comprised of foreign currency translation adjustments. These adjustments did not impact Net income in any of the periods presented.
Note 2 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2014, we consolidate the following variable interest entities (VIEs):
Gulfstar One
We own a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance. We, as construction agent for Gulfstar One, designed, constructed, and installed a proprietary floating-production system, Gulfstar FPS™, and associated pipelines which will initially provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. The project is expected to be in service in the fourth quarter of 2014. We have received certain advance payments from the producer customers during the construction process. In certain circumstances, the producer customers will be responsible for Gulfstar One’s unrecovered portion of the firm price of building the facilities if the production handling agreement is terminated. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the first quarter of 2016. The current estimate of the total remaining construction costs for both projects is less than $180 million which we expect will be funded with revenues received from customers and capital contributions from us and the other equity partner on a proportional basis.
Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction agent for Constitution, are building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. We plan to place the project in service in late 2015 to 2016 and estimate the total remaining construction costs of the project to be approximately $525 million, which will be funded with capital contributions from us and the other equity partners on a proportional basis.

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs, which are joint projects in the development and construction phase:

	September 30, 2014	December 31, 2013	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$68	$84	Cash and cash equivalents
Property, plant, and equipment	1,494	1,001	Property, plant, and equipment, at cost
Accounts payable	(83)	(122)	Accounts payable - trade
Construction retainage	—	(3)	Other accrued liabilities
Current deferred revenue	—	(10)	Other accrued liabilities
Asset retirement obligation	(56)	—	Asset retirement obligations, noncurrent
Noncurrent deferred revenue associated with customer advance payments	(178)	(115)	Regulatory liabilities, deferred income, and other

Nonconsolidated VIEs
We have also identified certain interests in VIEs for which we are not the primary beneficiary. These include:
Laurel Mountain
Our 51 percent-owned equity-method investment in Laurel Mountain is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. As decisions about the activities that most significantly impact the economic performance of this entity require a unanimous vote of all members, we are not the primary beneficiary. Our maximum exposure to loss is limited to the carrying value of this investment, which was $464 million at September 30, 2014. On October 1, 2014, a restructuring transaction was completed that increased our ownership interest to 69 percent and amended certain commercial contracts.
Caiman II
During April 2014, Caiman II, a previously reported VIE, became able to finance its current activities without additional subordinated financial support due in part to its primary investee, Blue Racer Midstream LLC, securing a revolving credit agreement with a third party. The total equity investment at risk of Caiman II is sufficient to finance its activities. As a result, Caiman II is no longer a VIE and continues to be reported as a 58 percent-owned equity-method investment due to the significant participatory rights of our partners such that we do not control.

Notes (Continued)

Note 3 – Allocation of Net Income and Distributions
The allocation of net income between our general partner and limited partners is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Allocation of net income to general partner:
Net income	$218	$285	$804	$901
Net income applicable to pre-partnership operations allocated to general partner	—	(5)	(15)	(43)
Net costs charged directly to the general partner	1	1	1	1
Net income applicable to noncontrolling interests	(1)	(1)	(3)	(2)
Income subject to 2% allocation of general partner interest	218	280	787	857
General partner’s share of net income	2%	2%	2%	2%
General partner’s allocated share of net income before items directly allocable to general partner interest	5	6	16	17
Priority allocations, including incentive distributions, paid to general partner (1)	164	121	475	337
Pre-partnership net income allocated to general partner interest	—	5	15	43
Net costs charged directly to the general partner	(1)	(1)	(1)	(1)
Net income allocated to general partner	$168	$131	$505	$396

Net income	$218	$285	$804	$901
Net income allocated to general partner	168	131	505	396
Net income allocated to Class D limited partners (2)	18	—	40	—
Net income allocated to noncontrolling interests	1	1	3	2
Net income allocated to common limited partners (2)	$31	$153	$256	$503

(1)
The net income allocated to the general partner’s capital account reflects IDRs paid during the current reporting period. In the calculation of basic and diluted earnings per common unit, the net income allocated to the general partner includes IDRs pertaining to the current reporting period but paid in the subsequent period.

(2)
The net income allocated to common and Class D limited partners includes $14 million and $34 million for the three and nine months ended September 30, 2014, respectively, related to the amortization of the beneficial conversion feature associated with the Class D units.

Notes (Continued)

We paid or have authorized payment of the following partnership cash distributions during 2013 and 2014 (in millions, except for per unit amounts):

			General Partner
Payment Date	Per Unit Distribution	Common Units	2%	Incentive Distribution Rights	Total Cash Distribution
2/8/2013	$0.8275	$329	$9	$104	$442
5/10/2013	0.8475	351	10	112	473
8/09/2013	0.8625	357	11	121	489
11/12/2013	0.8775	385	11	46	442
2/13/2014	0.8925	392	11	153	556
5/9/2014	0.9045	396	12	158	566
8/8/2014	0.9165	402	12	163	577
11/7/2014 (1)	0.9285	408	12	167	587

(1)
The Board of Directors of our general partner declared this $0.9285 per common unit cash distribution on October 20, 2014, to be paid on November 7, 2014, to unitholders of record at the close of business on October 31, 2014.

The 2013 and 2014 cash distributions paid to our general partner in the table above have been reduced by $173 million resulting from the temporary waiver of IDRs associated with certain assets acquired in 2012 and 2014 and an additional $90 million in IDRs waived by our general partner related to the third-quarter 2013 distribution, to support our cash distribution metrics.
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
Distributions
The Class D units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class D units receive quarterly distributions of additional paid-in-kind Class D units no later than the applicable distribution date. With respect to the Class D units, the number of Class D units to be issued in connection with a Class D unit distribution is the quotient of the amount of the per-unit distribution declared for a common unit for the applicable distribution period multiplied by the number of Class D units outstanding as of the record date, divided by the volume-weighted average price of a common unit calculated over the consecutive 30-day trading period prior to the declaration of the quarterly distribution to common units. On May 9, 2014, we issued 456,916 Class D units as the paid-in-kind Class D distribution with respect to the first quarter 2014. On August 8, 2014, we issued 441,070 Class D units as the paid-in-kind Class D distribution with respect to the second quarter 2014. On October 20, 2014, the Board of Directors of our general partner authorized the issuance of 479,907 Class D units as the paid-in-kind Class D distribution with respect to the third quarter, to be issued on November 7, 2014.
Earnings per unit
Basic and diluted earnings per limited partner unit are calculated using the two-class method. At September 30, 2014, Class D units are anti-dilutive and therefore not included in calculating diluted earnings per common unit.

Notes (Continued)

Note 4 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Northeast G&P
Impairment of certain equipment held for sale (see Note 9)	$—	$—	$17	$—
Net gain related to partial acreage dedication release	(12)	—	(12)	—
Accrued loss associated with a producer claim	—	9	—	9
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	8	8	25	15
Write-off of the Eminence abandonment regulatory asset not recoverable through rates	—	9	—	15
Insurance recoveries associated with the Eminence abandonment	—	(3)	—	(15)
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
During the nine month period ended September 30, 2014, we received $175 million, and during the three and nine month periods ended September 30, 2013, we received $50 million of insurance recoveries related to the Geismar Incident. These amounts are reported within our NGL & Petchem Services segment and reflected in Net insurance recoveries – Geismar Incident in the Consolidated Statement of Comprehensive Income. Also included in Net insurance recoveries – Geismar Incident are $14 million of related covered insurable expenses incurred in excess of our retentions (deductibles) during the nine month period ended September 30, 2014.
The three and nine month periods ended September 30, 2013, include $4 million and $10 million, respectively, of costs under our insurance deductibles reported in Operating and maintenance expenses in the Consolidated Statement of Comprehensive Income.

Notes (Continued)

Note 5 – Provision (Benefit) for Income Taxes

The Provision (benefit) for income taxes includes:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Current:
State	$2	$1	$4	$3
Foreign	—	(2)	1	(6)
	2	(1)	5	(3)
Deferred:
State	5	—	5	14
Foreign	2	—	12	24
	7	—	17	38
Total provision (benefit)	$9	$(1)	$22	$35
The effective income tax rates for the total provision for the three and nine months ended September 30, 2014 and 2013, are less than the federal statutory rate due to income not subject to U.S. federal tax, partially offset by taxes on foreign operations and the effect of Texas franchise tax. The 2013 state deferred provision includes $14 million related to the impact of a second-quarter Texas franchise tax law change.
Note 6 – Inventories

	September 30, 2014	December 31, 2013
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$202	$111
Materials, supplies, and other	82	83
	$284	$194
Note 7 – Debt and Banking Arrangements
Long-Term Debt
Issuances
On June 27, 2014, we completed a public offering of $750 million of 3.9 percent senior unsecured notes due 2025 and $500 million of 4.9 percent senior unsecured notes due 2045. We used a portion of the net proceeds to repay amounts outstanding under our commercial paper program, to fund capital expenditures, and for general partnership purposes.
On March 4, 2014, we completed a public offering of $1 billion of 4.3 percent senior unsecured notes due 2024 and $500 million of 5.4 percent senior unsecured notes due 2044. We used the net proceeds to repay amounts outstanding under our commercial paper program, to fund capital expenditures, and for general partnership purposes.
Commercial Paper Program
At September 30, 2014, $265 million of Commercial paper was outstanding at a weighted average interest rate of 0.26 percent under our $2 billion commercial paper program.

Notes (Continued)

Credit Facility
Letter of credit capacity under our $2.5 billion credit facility is $1.3 billion. At September 30, 2014, no letters of credit have been issued and no loans were outstanding under our credit facility. We issued letters of credit totaling $1 million as of September 30, 2014, under a certain bilateral bank agreement.
Note 8 – Partners’ Capital
In August 2014, we issued 1,080,448 common units pursuant to an equity distribution agreement between us and certain banks. The net proceeds of $55 million were used for general partnership purposes. We incurred commission fees of $554 thousand associated with these transactions.
Note 9 – Fair Value Measurements and Guarantee
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2014:
Measured on a recurring basis:
ARO Trust investments	$42	$42	$42	$—	$—
Energy derivatives assets designated as hedging instruments	1	1	—	1	—
Energy derivatives assets not designated as hedging instruments	2	2	—	—	2
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	(1)	(2)
Additional disclosures:
Notes receivable and other	5	5	1	4	—
Long-term debt, including current portion	(11,798)	(12,576)	—	(12,576)	—
Assets (liabilities) at December 31, 2013:
Measured on a recurring basis:
ARO Trust investments	$33	$33	$33	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	—	—	3
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	(1)	(2)
Additional disclosures:
Notes receivable and other	7	7	1	6	—
Long-term debt	(9,057)	(9,581)	—	(9,581)	—

Notes (Continued)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2014 or 2013.
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
Assets and liabilities measured at fair value on a nonrecurring basis
In second quarter 2014, we designated certain equipment within our Northeast G&P segment as held for sale. The estimated fair value (less cost to sell) of the equipment at September 30, 2014, is $44 million and is reported in Other current assets in the Consolidated Balance Sheet. The estimated fair value was determined by a market approach based on our analysis of information related to sales of similar pre-owned equipment in the principal market. This analysis resulted in a second quarter impairment charge of $17 million, recorded in Other (income) expense – net within Costs and expenses. This nonrecurring fair value measurement fell within Level 3 of the fair value hierarchy.
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

Notes (Continued)

Note 10 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2014, we have accrued liabilities totaling $17 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2014, we have accrued liabilities of $11 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2014, we have accrued liabilities totaling $6 million for these costs.
Geismar Incident
As a result of the previously discussed Geismar Incident, there were two fatalities, and numerous individuals (including affiliate employees and contractors) reported injuries, which varied from minor to serious. We are cooperating with the Chemical Safety Board and the EPA regarding their investigations of the Geismar Incident. On October 21, 2013, the EPA issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters.  On June 16, 2014, we received a request for information related to the Geismar Incident from the EPA under Section 114 of the Clean Air Act, to which we responded on August 13, 2014. We and the EPA continue to discuss preliminary determinations, and the EPA could issue penalties pertaining to final determinations.  On December 11, 2013, the Occupational Safety and Health Administration (OSHA) issued citations in connection with its investigation of the June 13, 2013 incident, which included a Notice of Penalty for $99,000. We settled the citations with OSHA on September 12, 2014, for a penalty of $36,000. The settlement was judicially approved on September 23, 2014. On June 25, 2013, OSHA commenced a second inspection pursuant to its Refinery and Chemical National Emphasis Program (NEP). OSHA did not issue a citation to us in connection with this NEP inspection and there is a six-month statute of limitations for violation of the Occupational Safety and Health Act of 1970 or regulations promulgated under such act. On June 28, 2013, the Louisiana Department of Environmental Quality (LDEQ) issued

Notes (Continued)

a Consolidated Compliance Order & Notice of Potential Penalty to Williams Olefins, L.L.C. that consolidates claims of unpermitted emissions and other deviations under the Clean Air Act that the parties had been negotiating since 2010 and alleged unpermitted emissions arising from the Geismar Incident. Negotiations with the LDEQ are ongoing. Any potential fines and penalties from these agencies would not be covered by our insurance policy. Additionally, multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against various of our subsidiaries.
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
Note 11 – Segment Disclosures
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
	(Millions)
Three months ended September 30, 2014
Segment revenues:
Service revenues
External	$114	$363	$257	$32	$—	$766
Internal	—	1	—	—	(1)	—
Total service revenues	114	364	257	32	(1)	766
Product sales
External	68	118	22	734	—	942
Internal	—	108	133	62	(303)	—
Total product sales	68	226	155	796	(303)	942
Total revenues	$182	$590	$412	$828	$(304)	$1,708
Segment profit (loss)	$35	$162	$175	$1		$373
Less equity earnings (losses)	4	25	—	7		36
Segment operating income (loss)	$31	$137	$175	$(6)		337
General corporate expenses						(40)
Operating income						$297

Three months ended September 30, 2013
Segment revenues:
Service revenues
External	$93	$345	$266	$27	$—	$731
Internal	—	1	—	—	(1)	—
Total service revenues	93	346	266	27	(1)	731
Product sales
External	47	203	10	627	—	887
Internal	—	14	202	70	(286)	—
Total product sales	47	217	212	697	(286)	887
Total revenues	$140	$563	$478	$724	$(287)	$1,618
Segment profit (loss)	$(1)	$137	$207	$68		$411
Less:
Equity earnings (losses)	2	17	—	12		31
Income (loss) from investments	—	—	—	(1)		(1)
Segment operating income (loss)	$(3)	$120	$207	$57		381
General corporate expenses						(40)
Operating income						$341

Nine months ended September 30, 2014
Segment revenues:
Service revenues
External	$320	$1,104	$774	$94	$—	$2,292
Internal	—	3	—	—	(3)	—
Total service revenues	320	1,107	774	94	(3)	2,292
Product sales
External	165	382	61	2,117	—	2,725
Internal	—	274	371	205	(850)	—
Total product sales	165	656	432	2,322	(850)	2,725
Total revenues	$485	$1,763	$1,206	$2,416	$(853)	$5,017
Segment profit (loss)	$56	$495	$492	$226		$1,269
Less equity earnings (losses)	15	56	—	20		91
Segment operating income (loss)	$41	$439	$492	$206		1,178
General corporate expenses						(124)
Operating income						$1,054

Notes (Continued)

	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Nine months ended September 30, 2013
Segment revenues:
Service revenues
External	$234	$1,048	$784	$84	$—	$2,150
Internal	—	9	—	—	(9)	—
Total service revenues	234	1,057	784	84	(9)	2,150
Product sales
External	102	628	47	2,260	—	3,037
Internal	—	69	555	231	(855)	—
Total product sales	102	697	602	2,491	(855)	3,037
Total revenues	$336	$1,754	$1,386	$2,575	$(864)	$5,187
Segment profit (loss)	$2	$448	$555	$327		$1,332
Less:
Equity earnings (losses)	6	53	—	25		84
Income (loss) from investments	—	—	—	(3)		(3)
Segment operating income (loss)	$(4)	$395	$555	$305		1,251
General corporate expenses						(131)
Operating income						$1,120
The following table reflects Total assets by reportable segment.

	Total Assets
	September 30, 2014	December 31, 2013
	(Millions)
Northeast G&P	$7,204	$6,229
Atlantic-Gulf	10,742	10,007
West	4,688	4,767
NGL & Petchem Services	3,552	3,035
Other corporate assets	540	147
Eliminations (1)	(912)	(614)
Total	$25,814	$23,571

(1)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.
Note 12 – Subsequent Event
On October 26, 2014, we announced that we have entered into a merger agreement with Access Midstream Partners, L.P. (ACMP). Williams controls the general partners of both us and ACMP. The merged partnership will be named Williams Partners L.P. Under the terms of the agreement, each of our publicly held common units will be exchanged for 0.86672 ACMP common units. Prior to completing the merger, each publicly held ACMP common unit will receive an additional 0.06152 ACMP common unit. Upon consummation of these transactions, Williams expects to receive ACMP common units representing a net effective exchange ratio of 0.82080 ACMP common units for each WPZ common unit it holds. Our Class D units will convert to common units in conjunction with the merger. Following the merger, Williams is expected to own approximately 60 percent of the merged partnership, including the general partner interest and IDRs. The approval and adoption of the merger agreement and the merger requires approval by a majority of our outstanding common units. Williams’ subsidiary, Williams Gas Pipeline Company LLC, which owns a sufficient number of our common units to approve the merger on behalf of all of our unitholders, has executed a support agreement in which it has irrevocably agreed to consent to the merger. The merger is expected to close in early 2015, subject to customary closing conditions, including effectiveness of a registration statement on Form S-4 related to the issuance of new ACMP common units to our common unitholders.

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
Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services, which are comprised of the following businesses as of September 30, 2014:

•
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 51 percent equity-method investment in Laurel Mountain and a 58 percent equity-method investment in Caiman II.

•
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transco, and significant natural gas gathering and processing and crude oil production handling and transportation in the Gulf Coast region, as well as a 50 percent equity-method investment in Gulfstream, a 60 percent equity-method investment in Discovery, and a 41 percent interest in Constitution (a consolidated entity).

•	West is comprised of our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline.

•
NGL & Petchem Services is comprised of our 83.3 percent interest in an olefins production facility in Geismar, Louisiana, along with an RGP Splitter and various petrochemical and feedstock pipelines in the Gulf Coast region, an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility and B/B Splitter facility at Redwater, Alberta. This segment also includes an NGL and natural gas marketing business, storage facilities and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in OPPL.

As of September 30, 2014, Williams holds an approximate 66 percent interest in us, comprised of an approximate 64 percent limited partner interest and all of our 2 percent general partner interest and IDRs.
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

Management’s Discussion and Analysis (Continued)

Proposed Merger
As discussed in more detail in Note 12 – Subsequent Event of the Notes to Consolidated Financial Statements, we announced on October 26, 2014, that we have entered into a merger agreement with Access Midstream Partners, L.P. (ACMP). Williams controls the general partners of both us and ACMP. The merger is expected to close in early 2015, subject to customary closing conditions, including effectiveness of a registration statement on Form S-4 related to the issuance of new ACMP common units to WPZ common unitholders. All subsequent references to forecast amounts within this Management’s Discussion and Analysis do not reflect the proposed merger.
Distributions
In October 2014, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.9285 per common unit, an increase of approximately 1 percent over the prior quarter and 6 percent over the same period in the prior year. We expect to increase limited partner per-unit cash distributions by approximately 6 percent, at the midpoint of our guidance range, in 2014.
Overview of Nine Months Ended September 30, 2014
Our results for the first nine months of 2014, as compared to the same period of the prior year, were unfavorable primarily due to lower NGL margins driven by lower volumes and lower olefin margins associated with the absence of volumes from our Geismar plant partially offset by related insurance recoveries. Interest expense related to higher debt levels also contributed to our lower results, partially offset by higher fee-based revenues. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive strong demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.
Canada Acquisition
On February 28, 2014, we acquired certain of Williams’ Canadian operations for total consideration valued at approximately $1.2 billion. The operations included an oil sands offgas processing plant near Fort McMurray, Alberta, an NGL/olefin fractionation facility and B/B Splitter facility at Redwater, Alberta. We funded the transaction with $56 million of cash including $31 million that was paid in the second quarter, the issuance of 25,577,521 Class D limited-partner units, and an increase in the capital account of our general partner to allow it to maintain its 2 percent general partner interest. In lieu of cash distributions, the Class D units receive quarterly distributions of additional paid-in-kind Class D units. All Class D units outstanding will be convertible to common units beginning in the first quarter of 2016. The contribution agreement governing the Canada Acquisition provides that we can issue additional Class D units to Williams on a quarterly basis through 2015 for up to a total of $200 million in cash for the purpose of funding certain facility expansions. At September 30, 2014, no additional Class D units have been issued to Williams under this provision. This common control acquisition was treated similar to a pooling of interests whereby the historical results of operations were combined with ours for all periods presented. In October 2014, a purchase price adjustment was finalized whereby we will receive $56 million in cash from Williams in the fourth quarter 2014 and Williams will waive $2 million in payments on its IDRs with respect to our November 2014 distribution.
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
During the first nine months of 2014, we received $175 million of insurance recoveries related to the Geismar Incident and incurred $14 million of related covered insurable expenses in excess of our retentions (deductibles). These amounts are reflected as a net gain in Net insurance recoveries- Geismar Incident within Costs and expenses in our Consolidated Statement of Comprehensive Income.
Following the repair and an expansion of the plant, we expect the Geismar plant to return to operation in the fourth quarter of 2014. We expect our total loss to exceed our $500 million policy limit, which would result in a total claim of approximately $433 million related to business interruption and approximately $67 million related to the repair of the plant. Through September 2014, we have received a total of $225 million from insurers. We received $50 million of our most recent claim of $200 million as the insurers are evaluating our claim and have raised questions around key assumptions involving our business interruption claim. We continue to work with insurers in support of all claims, as submitted, and are vigorously pursuing collection of the remaining $275 million insurance limits. We, in consultation with independent experts, presented further support for our insurance claim to insurers in September 2014 and have agreed with insurers to non-binding mediation, which is scheduled to begin in late November, in an effort to advance the resolution of the claim.
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
Northeast G&P
Caiman II
As a result of contributions made in the first quarter of 2014, our ownership in the Caiman II joint project increased to 58 percent at September 30, 2014. These contributions are used to fund Caiman II’s 50 percent investment in Blue Racer Midstream LLC, which is expanding gathering and processing and the associated liquids infrastructure serving oil and gas producers in the Utica Shale.
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

Management’s Discussion and Analysis (Continued)

NGL & Petchem Services
Williams has announced that it plans to drop-down its remaining NGL & Petchem Services assets and projects in late 2014 or early 2015. By year-end 2014 Williams expects to have invested approximately $600 million in the drop-down assets. The transaction is subject to execution of an agreement, review, and recommendation by the Conflicts Committee of our general partner, and approval of both Williams’ and our Board of Directors.
Volatile Commodity Prices
NGL margins were approximately 22 percent lower in the first nine months of 2014 compared to the same period of 2013 driven by lower volumes, as well as higher natural gas prices, partially offset by favorable non-ethane prices. Volumes declined primarily due to a customer contract in the West that expired in September 2013, as well as higher inventory levels. Due to unfavorable ethane economics, we further reduced our recoveries of ethane in our domestic plants in the first nine months of 2014, compared to the same period in 2013. These reductions are substantially offset by new volumes generated by our Canadian ethane recovery facility which was placed into service in December 2013.

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
The following graph illustrates the effects of this margin volatility, notably the decline in equity ethane sales driven by reduced recoveries, as well as the margin differential between ethane and non-ethane products and the relative mix of those products.

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

Cents per gallon
1.40
1.20
1.00
0.80
0.60
0.40
0.20
0.00
Gallons (Millions)
900
800
700
600
500
400
300
200
100
0
Q4'11
Q1'12
Q2'12
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
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
In 2014, we anticipate an overall improvement in operating results compared to 2013 primarily due to an increase in our fee-based and Canadian midstream businesses, partially offset by lower olefins and NGL margins and higher operating expenses associated with the growth of our business.
The following factors, among others, could impact our businesses in 2014.

Management’s Discussion and Analysis (Continued)

Commodity price changes
NGL and olefin price changes have historically correlated somewhat with changes in the price of crude oil, although NGL, olefin, crude, and natural gas prices are highly volatile and difficult to predict. Commodity margins are highly dependent upon regional supply/demand balances of natural gas as they relate to NGL margins, while olefins are impacted by global supply and demand fundamentals. NGL prices will benefit from exports to satisfy global demand. NGL products are currently the preferred feedstock for ethylene and propylene production and are expected to remain advantaged over crude-based feedstocks into the foreseeable future. We continue to benefit from our strategic feedstock cost advantage in propylene production from Canadian oil sands offgas.
We anticipate the following trends in overall commodity prices for the remainder of 2014, as compared to the same period in 2013:

•	Natural gas and ethane prices are expected to be comparable to 2013 levels.

•	Propane prices are expected to be lower than last year primarily due to milder temperatures and higher inventory levels.

•	Propylene prices are expected to be comparable to 2013 prices.

•	Ethylene prices and the overall ethylene crack spread are expected to remain strong due to lower production resulting from multiple operational disruptions in the market.
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

•
In our Atlantic-Gulf segment, we anticipate higher natural gas transportation revenues compared to 2013, as a result of expansion projects placed into service at Transco in 2013 and anticipated to be placed in service in 2014. We also expect higher production handling volumes compared to 2013, following the scheduled completion of Gulfstar FPS™ in fourth quarter 2014.

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

•
In the first half of 2014, we completed a 30 Mbbls/d expansion of the Moundsville fractionator facility, the construction of a 50-mile ethane pipeline, and the first phase of the condensate stabilization project in the Marcellus Shale. In third quarter 2014, we completed the installation of 40 Mbbls/d of deethanization facilities. The first 200 MMcf/d of processing at Oak Grove, and the last phase of the condensate stabilization project are expected to be in-service in fourth quarter 2014.

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

Atlantic-Gulf

•
We designed, constructed, and are installing our Gulfstar FPS™, a spar-based floating production system that utilizes a standard design approach with a capacity of 60 Mbbls/d of oil, up to 200 MMcf/d of natural gas, and the capability to provide seawater injection services. Installation is under way and the project is expected to be in service in the fourth quarter of 2014. In December 2013, Gulfstar One agreed to host the Gunflint development, which will result in an expansion of the Gulfstar One system to provide production handling capacity of 20 Mbbls/d and 40 MMcf/d for Gunflint. The Gunflint project is expected to be completed in the first quarter of 2016, dependent on the producer’s development activities.

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

•
In April 2014, we received approval from the FERC to construct and operate an expansion of Transco’s Mobile Bay line south from Station 85 in west central Alabama to delivery points along the line. We plan to place the project into service during the second quarter of 2015, and it is expected to increase capacity on the line by 225 Mdth/d.

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

•
In May 2014, we received FERC approval for Transco’s Northeast Connector project to expand our existing natural gas transmission system from southeastern Pennsylvania to the proposed Rockaway Delivery Lateral. We plan, subject to FERC approval, to place part of the project into service during the fourth quarter of 2014, which will enable us to begin providing 65 Mdth/d of firm transportation from Station 195 to the Rockaway Delivery Lateral junction. We plan to place the remainder of the project into service during the first quarter of 2015. In total, the project is expected to increase capacity by 100 Mdth/d.

•
In May 2014, we received FERC approval for Transco’s Rockaway Delivery Lateral project to construct a three-mile offshore lateral to a distribution system in New York. We plan to place the project into service during the first quarter of 2015, and the capacity of the lateral is expected to be 647 Mdth/d.

•
In November 2013, we received approval from the FERC for Transco’s Virginia Southside project to expand our existing natural gas transmission system from New Jersey to a proposed power station in Virginia and delivery points in North Carolina. We plan, subject to FERC approval, to place part of the project into service during the fourth quarter of 2014, which will enable us to begin providing 250 Mdth/d of firm transportation capacity through the mainline portion of the project on an interim basis, until the in-service date of the project as a whole. We plan to place the remainder of the project into service during the third quarter of 2015. In total, the project is expected to increase capacity by 270 Mdth/d.

Management’s Discussion and Analysis (Continued)

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

NGL & Petchem Services

•
As a result of the Geismar Incident, the expansion of our Geismar olefins production facility is expected to be completed when the Geismar plant returns to operation in the fourth quarter of 2014. The expansion is expected to increase the facility’s ethylene production capacity by 600 million pounds per year to a new annual capacity of 1.95 billion pounds. The additional capacity will be wholly owned by us and is expected to increase our ownership of the Geismar production facility from the current 83.3 percent.

•
In association with Williams’ long-term agreement to provide gas processing to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta, we have a long-term agreement with Williams to provide fractionation service and plan to increase the capacity of the Redwater facilities where NGL/olefins mixtures will be fractionated into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate. This project is expected to be placed into service during the fourth quarter of 2015. We will receive a fee-based payment from Williams for the fractionation service we provide to it.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change*	% Change*	2014	2013	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$766	$731	+35	+5%	$2,292	$2,150	+142	+7%
Product sales	942	887	+55	+6%	2,725	3,037	--312	-10%
Total revenues	1,708	1,618			5,017	5,187
Costs and expenses:
Product costs	807	710	--97	-14%	2,300	2,301	+1	—%
Operating and maintenance expenses	267	265	--2	-1%	766	811	+45	+6%
Depreciation and amortization expenses	209	201	--8	-4%	624	588	--36	-6%
Selling, general, and administrative expenses	129	130	+1	+1%	391	391	—	—%
Net insurance recoveries – Geismar Incident	—	(50)	--50	-100%	(161)	(50)	+111	NM
Other (income) expense – net	(1)	21	+22	NM	43	26	--17	-65%
Total costs and expenses	1,411	1,277			3,963	4,067
Operating income	297	341			1,054	1,120
Equity earnings (losses)	36	31	+5	+16%	91	84	+7	+8%
Interest expense	(119)	(95)	--24	-25%	(342)	(287)	--55	-19%
Other income (expense) – net	13	7	+6	+86%	23	19	+4	+21%
Income before income taxes	227	284			826	936
Provision (benefit) for income taxes	9	(1)	--10	NM	22	35	+13	+37%
Net income	218	285			804	901
Less: Net income attributable to noncontrolling interests	1	1	—	—%	3	2	--1	-50%
Net income attributable to controlling interests	$217	$284			$801	$899

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Service revenues increased primarily due to an increase in natural gas transportation fee revenues related to new projects placed in service in 2013 at Transco and higher fee-based revenues resulting from higher gathering volumes driven by new well connections and the completion of various compression projects primarily in the Susquehanna Supply Hub.
Product sales increased primarily due to higher marketing revenues associated with higher NGL volumes and natural gas prices, partially offset by lower crude oil volumes and prices and lower natural gas volumes. Equity NGL sales decreased related to lower volumes, partially offset by higher per-unit sales prices.

Management’s Discussion and Analysis (Continued)

Product costs increased primarily due to higher NGL marketing purchases associated with higher volumes, partially offset by lower crude oil marketing purchases. In addition, natural gas purchases associated with the production of equity NGLs decreased slightly reflecting lower volumes, which were substantially offset by higher natural gas prices.
The unfavorable change in Net insurance recoveries – Geismar Incident reflects the absence of the 2013 receipt of $50 million of insurance recoveries. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The favorable change in Other (income) expense – net within Operating income includes the following:

•	A $12 million net gain recognized in 2014 related to a partial acreage dedication release.

•	The absence of a $9 million accrued loss recognized in 2013 associated with a producer claim against us.

•	The absence of $9 million of expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates.

•	The absence of $3 million of income from insurance recoveries in 2013 related to the abandonment of certain Eminence storage assets.
Operating income decreased primarily due to lower net insurance recoveries related to the Geismar Incident, a $28 million decrease in NGL margins driven primarily by lower volumes and higher natural gas prices partially offset by higher NGL prices, and $17 million lower marketing margins. These decreases are partially offset by a $35 million increase in Service revenues and favorable changes in Other (income) expense – net within Operating income as previously discussed.

Interest expense increased due to a $36 million increase in Interest incurred primarily due to new debt issuances in the fourth quarter of 2013 and first half of 2014. The increase in Interest incurred is partially offset by an increase of $12 million in Interest capitalized related to construction projects in progress. (See Note 7 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

Provision (benefit) for income taxes changed unfavorably due to higher pre-tax income from international operations. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Service revenues increased primarily due to higher gathering fees driven by higher volumes and a net increase in gathering rates primarily in the Susquehanna Supply Hub, as well as higher natural gas transportation fee revenues primarily associated with expansion projects placed in service at Transco in 2013. In addition, Service revenues increased related to new processing, fractionation, and transportation fees from Ohio Valley Midstream facilities that were placed in service in 2013 and 2014.
Product sales decreased primarily due to lower olefin sales volumes associated with the lack of production in 2014 as a result of the Geismar Incident and lower Canadian olefin sales volumes. In addition, equity NGL sales decreased primarily reflecting lower non-ethane volumes, partially offset by higher average NGL per-unit sales prices. Marketing revenues increased primarily due to higher NGL and natural gas prices and ethane volumes, partially offset by lower crude oil, natural gas, and non-ethane volumes.
Product costs decreased slightly primarily due to lower olefin feedstock purchases related to the lack of production in 2014 as a result of the Geismar Incident. In addition, natural gas purchases associated with the production of equity NGLs decreased slightly reflecting lower volumes, which were substantially offset by higher natural gas prices. These decreases were substantially offset by an increase in marketing purchases.

Management’s Discussion and Analysis (Continued)

Operating and maintenance expenses decreased primarily due to a net increase in system gains, the absence of Geismar Incident insurance deductibles incurred in 2013, lower gathering fuel expense in the West, and lower maintenance expenses in Canada and the Gulf Coast.

Depreciation and amortization expenses increased reflecting depreciation on new projects placed in service.
The favorable change in Net insurance recoveries – Geismar Incident is primarily due to the receipt of $175 million of insurance recoveries in 2014, compared to the receipt of $50 million of insurance recoveries in 2013. This change is partially offset by $14 million of related covered insurable expenses in excess of our retentions (deductibles) incurred in 2014. (See Note 4 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The unfavorable change in Other (income) expense – net within Operating income includes the following:

•	$17 million of impairment charges recognized in 2014 related to certain equipment held for sale.

•	The absence of $15 million of income from insurance recoveries in 2013 related to the abandonment of certain Eminence storage assets.

•	A $10 million increase in amortization expense related to our regulatory asset associated with asset retirement obligations.

•	An $8 million increase in expense associated with a regulatory liability for certain employee costs.

•	The absence of $15 million of expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset that will not be recovered in rates.

•	A $12 million net gain recognized in 2014 related to a partial acreage dedication release.

•	The absence of a $9 million accrued loss recognized in 2013 associated with a producer claim against us.

Operating income decreased primarily due to a $208 million decrease in olefin margins, including $197 million lower product margins at our Geismar plant, an $89 million decrease in NGL margins driven primarily by lower volumes and higher natural gas prices partially offset by higher NGL prices, $12 million lower marketing margins, and unfavorable changes in Other (income) expense – net within Operating income as previously discussed. These decreases are partially offset by a $142 million increase in Service revenues and $125 million higher income associated with insurance recoveries related to the Geismar Incident.

Interest expense increased due to a $73 million increase in Interest incurred primarily due to new debt issuances in the fourth quarter of 2013 and first half of 2014. The increase in Interest incurred is partially offset by an increase of $18 million in Interest capitalized related to construction projects in progress. (See Note 7 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

Provision (benefit) for income taxes changed favorably primarily due to the absence of a $14 million charge associated with the impact of a Texas franchise tax law change in the second quarter 2013 and lower pre-tax income from international operations. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis (Continued)

Period-Over-Period Operating Results – Segments
Northeast G&P

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Service revenues	$114	$93	$320	$234
Product sales	68	47	165	102
Segment revenues	182	140	485	336

Product costs	65	45	160	98
Depreciation and amortization expenses	41	33	120	94
Other segment costs and expenses	45	65	164	148
Equity (earnings) losses	(4)	(2)	(15)	(6)
Segment profit (loss)	$35	$(1)	$56	$2
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Service revenues increased primarily due to $14 million higher gathering fees associated with 23 percent higher volumes driven by new well connections and the completion of various compression projects. Service revenues also increased $5 million due to contributions from our Ohio Valley Midstream business resulting from the addition of processing, fractionation, and transportation facilities placed in service in 2013 and 2014.
Product sales increased due primarily to growth in the NGL marketing activities attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Depreciation and amortization expenses increased reflecting depreciation on new projects placed in service.
Other segment costs and expenses decreased primarily due to a $12 million net gain in 2014 related to a partial acreage dedication release and the absence of a $9 million accrued loss incurred in 2013 associated with a producer claim against us.
Equity (earnings) losses changed favorably primarily due to higher equity earnings at Caiman II resulting primarily from higher volumes due to assets placed into service in 2014.
The favorable change in Segment profit (loss) is primarily due to an increase in service revenues and a favorable change in Other segment costs and expenses, offset by higher depreciation expense due to growth of the business.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Service revenues increased primarily due to $66 million higher gathering fees associated with 32 percent higher volumes driven by new well connections and the completion of various compression projects, and a net increase in gathering rates associated with customer contract modifications primarily in the Susquehanna Supply Hub. Service revenues also increased $15 million due to contributions from our Ohio Valley Midstream business resulting from the addition of processing, fractionation, and transportation facilities placed in service in 2013 and 2014.
Product sales increased due primarily to growth in the NGL marketing activities attributable to the Ohio Valley Midstream business. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Depreciation and amortization expenses increased reflecting depreciation on new projects placed in service.

Management’s Discussion and Analysis (Continued)

Other segment costs and expenses increased due primarily to $17 million of impairment charges related to certain equipment held for sale, $6 million of costs resulting from fire damages at a compressor station in the Susquehanna Supply Hub, and higher expenses associated with maintenance and growth in these operations. These increases were partially offset by a $12 million net gain in 2014 related to a partial acreage dedication release and the absence of a $9 million accrued loss incurred in 2013 associated with a producer claim against us.
Equity (earnings) losses changed favorably due primarily to $10 million higher equity earnings from Caiman II resulting primarily from business interruption insurance proceeds received in 2014 and higher volumes due to assets placed into service in 2014.
The favorable change in Segment profit (loss) is primarily due to an increase in service revenues, partially offset by higher depreciation and higher expenses associated with growth in these operations.
Atlantic-Gulf

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Service revenues	$364	$346	$1,107	$1,057
Product sales	226	217	656	697
Segment revenues	590	563	1,763	1,754

Product costs	210	199	603	636
Depreciation and amortization expenses	91	92	276	272
Other segment costs and expenses	152	152	445	451
Equity (earnings) losses	(25)	(17)	(56)	(53)
Segment profit	$162	$137	$495	$448

NGL margin	$14	$17	$48	$58

Three months ended September 30, 2014 vs. three months ended September 30, 2013
Service revenues increased primarily due to a $15 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2013.
Product sales increased primarily due to:

•	A $7 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Segment profit.

•
A $4 million increase in marketing revenues reflecting an increase in NGL marketing sales, partially offset by a decrease in crude oil marketing sales. NGL marketing sales increased primary due to a 50 percent increase in non-ethane volumes associated with increased production and new volumes primarily in the western Gulf Coast. Crude oil marketing sales decreased primarily due to lower crude oil volumes related to natural declines in production areas served by our Mountaineer crude oil pipeline and lower crude oil prices. These changes in marketing revenues are offset by similar changes in marketing purchases.

Product costs increased primarily due to:

•	A $7 million increase in system management gas costs (offset in Product sales).

Management’s Discussion and Analysis (Continued)

•	A $4 million increase in marketing purchases (offset in Product sales).
Other segment costs and expenses are consistent primarily due to the absence of expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset not recoverable in rates, offset by the absence of insurance recoveries recognized by Transco in 2013 related to the abandonment of certain of its Eminence storage assets and slightly higher maintenance expenses.
Equity earnings increased reflecting higher equity earnings from Discovery driven by higher NGL margins resulting from higher equity NGL sales volumes, partially offset by lower per-unit margins and higher fee revenues.
Segment profit increased primarily due to higher service revenues and higher equity earnings.

Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Service revenues increased primarily due to a $60 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2013. Additionally, fee revenues increased $6 million in the western Gulf Coast associated with increased production and new volumes. These increases are partially offset by $12 million lower production handling and crude oil transportation fee revenues in the eastern Gulf Coast primarily driven by lower Bass Lite production area volumes, natural declines of other fields, and producers’ operational issues.
Product sales decreased primarily due to:

•
A $25 million decrease in marketing revenues reflecting a decrease in crude oil marketing sales, partially offset by an increase in NGL marketing sales. Crude oil marketing sales decreased primarily due to lower crude oil volumes related to natural declines in production areas served by our Mountaineer crude oil pipeline. NGL marketing sales increased due to higher NGL prices and volumes associated with new volumes in the western Gulf Coast. These changes in marketing revenues are offset by similar changes in marketing purchases.

•
A $12 million decrease in revenues from our equity NGLs reflecting an $18 million decrease associated with lower equity NGL sales volumes, partially offset by a $6 million increase primarily associated with 9 percent higher average non-ethane per-unit sales prices. Equity NGL sales volumes are 24 percent lower driven by 24 percent lower non-ethane volumes as a result of customer contract changes and producers’ operational issues.

•	An $8 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Segment profit.
Product costs decreased primarily due to:

•	A $25 million decrease in marketing purchases (offset in Product sales).

•	An $8 million decrease in system management gas costs (offset in Product sales).
Other segment costs and expenses decreased primarily due to lower maintenance expenses associated with the absence of 2013 Perdido pipeline relocation costs and lower operating expenses primarily associated with lower Bass Lite production area volumes. In addition, the favorable change includes the absence of expense recognized in 2013 related to the portion of the Eminence abandonment regulatory asset not recoverable in rates and higher reversals of project development costs from expense to capital associated with natural gas pipeline expansion projects. These decreases are partially offset by the absence of insurance recoveries recognized by Transco in 2013 related to the abandonment of certain of its Eminence storage assets, and higher amortization of a regulatory asset associated with asset retirement obligations.
Segment profit increased primarily due to higher service revenues and lower segment costs and expenses as previously discussed, partially offset by $10 million lower NGL margins reflecting lower volumes and higher NGL prices.

Management’s Discussion and Analysis (Continued)

West

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Service revenues	$257	$266	$774	$784
Product sales	155	212	432	602
Segment revenues	412	478	1,206	1,386

Product costs	74	111	214	304
Depreciation and amortization expenses	60	58	178	177
Other segment costs and expenses	103	102	322	350
Segment profit	$175	$207	$492	$555

NGL margin	$75	$97	$200	$281
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Service revenues decreased due primarily to lower volumes associated with natural declines and certain contract changes.
Product sales decreased primarily due to:

•
A $35 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $33 million due to 40 percent lower volumes primarily due to a customer contract that expired in September 2013, partially offset by lower inventory levels.

•	A $26 million decrease in NGL marketing revenues primarily due to lower non-ethane volumes related to the expiration of a customer contract (offset in Product costs).
Product costs decreased primarily due to:

•	A $26 million decrease in NGL marketing purchases (offset in Product sales).

•
A $13 million decrease in natural gas purchases associated with the production of equity NGLs reflecting a $19 million decrease related to lower natural gas volumes, partially offset by a $6 million increase driven by higher per-unit natural gas costs.

Segment profit decreased primarily due to $22 million lower NGL margins reflecting lower NGL volumes and higher per-unit natural gas costs, and $9 million lower Service revenues, as previously discussed.
Nine Months Ended September 30, 2014 vs. nine months ended September 30, 2013
Service revenues decreased due primarily to lower volumes associated with natural declines and certain contract changes, partially offset by minimum volume fees and favorable processing rates.
Product sales decreased primarily due to:

•
A $116 million decrease in revenues from our equity NGLs primarily reflecting a decrease of $130 million due to lower volumes, partially offset by a $14 million increase primarily associated with 6 percent higher average non-ethane per-unit sales prices. Lower volumes are driven by a 28 percent decrease in non-ethane volumes primarily due to a customer contract that expired in September 2013.

Management’s Discussion and Analysis (Continued)

•
A $60 million decrease in NGL marketing revenues primarily due to lower non-ethane volumes related to the expiration of a customer contract, slightly offset by higher non-ethane per-unit prices (offset in Product costs).

Product costs decreased primarily due to:

•	A $61 million decrease in NGL marketing purchases (offset in Product sales).

•
A $35 million decrease in natural gas purchases associated with the production of equity NGLs reflecting a $59 million decrease related to lower natural gas volumes, partially offset by a $24 million increase driven by higher per-unit natural gas costs.

The decrease in Other segment costs and expenses is primarily due to a net increase in system gains and reduced gathering fuel expense.
Segment profit decreased primarily due to $81 million lower NGL margins and lower Service revenues. The decrease in lower NGL margins reflects lower NGL volumes and higher per-unit natural gas costs, partially offset by higher average non-ethane prices. This decrease was partially offset by a net increase in system gains as well as reduced gathering fuel expense.
NGL & Petchem Services

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Millions)
Service revenues	$32	$27	$94	$84
Product sales	796	697	2,322	2,491
Segment revenues	828	724	2,416	2,575

Product costs	758	644	2,173	2,129
Depreciation and amortization expenses	17	18	50	45
Other segment (income) costs and expenses	59	6	(13)	99
Equity (earnings) losses	(7)	(12)	(20)	(25)
Segment profit	$1	$68	$226	$327

Olefins margin	$27	$23	$82	$290
NGL margin	12	13	50	48
Marketing margin	(3)	14	9	15
Three months ended September 30, 2014 vs. three months ended September 30, 2013
Product sales increased primarily due to:

•
An $87 million increase in marketing revenues due primarily to higher ethane and non-ethane volumes, as well as higher natural gas prices, partially offset by lower ethane and non-ethane prices and lower natural gas volumes (more than offset in Product Costs).

•
A $9 million increase in NGL sales revenues primarily due to new Canadian ethane volumes generated by the ethane recovery project placed in service in December 2013. Non-ethane per-unit sales prices were also higher, partially offset by lower non-ethane sales volumes driven by lower propane sales due to changes in customer contracts and changes in inventory management.

Management’s Discussion and Analysis (Continued)

Product costs increased primarily due to:

•	A $104 million increase in marketing purchases primarily due to increased per-unit NGL costs and higher NGL volumes (partially offset in Product sales).

•
A $10 million increase in costs associated with our Canadian NGLs primarily due to new ethane volumes generated by the ethane recovery project, partially offset by lower natural gas volumes associated with the production of non-ethane NGLs.

The unfavorable change in Other segment (income) costs and expenses is primarily due to the absence of a third-quarter 2013 receipt of $50 million of insurance recoveries related to the Geismar Incident and third-quarter 2014 expenses associated with the installation of certain safety equipment at the Geismar plant, partially offset by lower Canadian maintenance expenses.
Segment profit decreased primarily due to a $53 million unfavorable change in Other segment (income) costs and expenses as previously discussed and $17 million lower marketing margins primarily due to lower non-ethane prices and $6 million in losses associated with sales of excess ethane and a lower-of-cost-or-market write-down on ethane.
Nine months ended September 30, 2014 vs. nine months ended September 30, 2013
Product sales decreased primarily due to:

•
A $316 million decrease in olefin sales due to $328 million of lower sales volumes, partially offset by $12 million higher per-unit sales prices. Lower sales volumes are primarily due to a $296 million decrease in volumes at our Geismar facility due to the lack of production in 2014 as a result of the Geismar Incident, a $19 million decrease in volumes at our RGP Splitter primarily due to an outage in a third-party storage facility which caused us to reduce production (substantially offset in Product costs), and a $13 million decrease in Canadian olefin volumes primarily due to an unfavorable change in the composition of the off-gas feedstock. These lower volumes are partially offset by $14 million higher per-unit sales prices at our RGP Splitter (substantially offset in Product costs).

•
A $118 million increase in marketing revenues due primarily to higher ethane volumes and prices, as well as higher non-ethane and natural gas prices, partially offset by lower natural gas volumes (more than offset in Product Costs).

•
A $34 million increase in NGL sales revenues primarily due to new Canadian ethane volumes generated by the ethane recovery project placed in service in December 2013. Non-ethane per-unit sales prices were also higher, partially offset by lower non-ethane sales volumes driven primarily by changes in customer contracts and changes in inventory management.

Product costs increased primarily due to:

•	A $124 million increase in marketing purchases primarily due to increased per-unit NGL costs (partially offset in Product Sales).

•
A $32 million increase in costs associated with our Canadian NGLs primarily due to new ethane volumes generated by the ethane recovery project and higher natural gas prices, partially offset by lower natural gas volumes associated with the production of non-ethane NGLs.

•
A $108 million decrease in olefin feedstock purchases primarily due to a $99 million decrease in volumes at our Geismar facility due to the lack of production in 2014 as a result of the Geismar Incident and a $17 million decrease in volumes at our RGP Splitter primarily due to an outage in a third-party storage facility which caused us to reduce production (more than offset in Product sales). These lower volumes are partially offset by $9 million higher per-unit costs at our RGP Splitter (more than offset in Product sales).

Management’s Discussion and Analysis (Continued)

The favorable change in Other segment (income) costs and expenses is primarily due to the 2014 receipt of $175 million of insurance recoveries, lower Canadian maintenance expenses, and the absence of $10 million of Geismar incident insurance deductibles in 2013. These favorable changes are partially offset by the absence of the 2013 receipt of $50 million of insurance recoveries, $14 million of 2014 covered insurable expenses in excess of our retentions (deductibles) related to the Geismar Incident, and 2014 expenses associated with the installation of certain safety equipment at the Geismar plant.
Segment profit decreased primarily due to $208 million lower Olefin product margins including $197 million lower product margins at our Geismar plant as a result of the Geismar Incident and $14 million lower Canadian olefin margins due to lower volumes, as previously discussed. Partially offsetting this decrease is a $112 million favorable change in Other segment (income) costs and expenses as previously discussed.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions, and debt service payments while maintaining a sufficient level of liquidity. In particular, we note the following:

•
We increased our per-unit quarterly distribution with respect to the third quarter of 2014 from $0.9165 to $0.9285. We expect to increase quarterly limited partner per-unit cash distributions by approximately 6 percent, at the midpoint of our guidance range, in 2014.

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

Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2014. Our internal and external sources of liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees and business interruption proceeds related to the Geismar Incident;

•	Cash proceeds from issuances of debt and/or equity securities;

•	Use of our commercial paper program and/or credit facility.
We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and general partner.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of September 30, 2014, we had a working capital deficit (current liabilities in excess of current assets) of $1,235 million, including $750 million of long-term debt due in February 2015. However, we note the following about our available liquidity.

Available Liquidity	September 30, 2014
(Millions)
Cash and cash equivalents	$110
Capacity available under our $2.5 billion credit facility (expires July 31, 2018), less amounts outstanding under the $2 billion commercial paper program (1)	2,235
$2,345

(1)
We have not borrowed on our credit facility during 2014. At September 30, 2014, we had Commercial paper outstanding of $265 million. The highest amount outstanding under the commercial paper program during 2014 was $900 million. At September 30, 2014, we were in compliance with the financial covenants associated with the credit facility and the commercial paper program. The full amount of the credit facility is available to us, to the extent not otherwise utilized by Transco and Northwest Pipeline, and may, under certain conditions, be increased by up to an additional $500 million. Transco and Northwest Pipeline are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers. In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

In addition to the commercial paper program and credit facility listed above, we issued letters of credit totaling $1 million as of September 30, 2014, under a bilateral bank agreement.
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
Shelf Registration
In April 2013, we filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $600 million. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. As of September 30, 2014, 1,080,448 common units have been issued under this registration. The net proceeds of $55 million were used for general partnership purposes.

Management’s Discussion and Analysis (Continued)

Insurance Renewal
Our onshore property damage and business interruption insurance coverage renewed on May 1, with a combined per-occurrence limit of $750 million, subject to retentions (deductibles) of $40 million per occurrence for property damage and a waiting period of 120 days per occurrence for business interruption.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings. The current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating
Standard & Poor’s	Stable	BBB
Moody’s Investors Service	Stable	Baa2
Fitch Ratings	Stable	BBB
On June 16, 2014, all rating agencies affirmed these ratings which they consider investment grade.
Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of September 30, 2014, we estimated that a downgrade to a rating below investment grade could require us to post up to $321 million in additional collateral with third parties.
Capital and Investment Expenditures
Each of our businesses is capital-intensive, requiring investment to upgrade or enhance existing operations and comply with safety and environmental regulations. The capital requirements of these businesses consist primarily of:

•
Maintenance capital expenditures, which are generally not discretionary, including: (1) capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives; (2) expenditures which are mandatory and/or essential to comply with laws and regulations and maintain the reliability of our operations; and (3) certain well connection expenditures.

•
Expansion capital expenditures, which are generally more discretionary than maintenance capital expenditures, including: (1) expenditures to acquire additional assets to grow our business, to expand and upgrade plant or pipeline capacity and to construct new plants, pipelines and storage facilities; and (2) well connection expenditures which are not classified as maintenance expenditures.

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity-method investments for 2014. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	Maintenance		Expansion		Total
Segment	2014 Estimate	Nine months ended September 30, 2014	2014 Estimate	Nine months ended September 30, 2014	2014 Estimate	Nine months ended September 30, 2014
	(Millions)
Northeast G&P	$20	$17	$1,400	$1,076	$1,420	$1,093
Atlantic-Gulf	175	93	1,325	915	1,500	1,008
West	125	66	75	23	200	89
NGL & Petchem Services	20	48	590	484	610	532
Other	—	5	—	—	—	5
Total	$340	$229	$3,390	$2,498	$3,730	$2,727

Management’s Discussion and Analysis (Continued)

See Company Outlook - Expansion Projects for discussions describing the general nature of these expenditures.
Cash Distributions to Unitholders
We have paid quarterly distributions to unitholders and our general partner after every quarter since our initial public offering on August 23, 2005. We have increased our quarterly distribution from $0.9165 with respect to the second quarter of 2014 to $0.9285 per common unit, which will result in a distribution with respect to the third quarter of 2014 of approximately $587 million that will be paid on November 7, 2014, to the general and limited partners of record at the close of business on October 31, 2014. (See Note 3 – Allocation of Net Income and Distributions of Notes to Consolidated Financial Statements.)
Sources (Uses) of Cash

	Nine months ended September 30,
	2014	2013
	(Millions)
Net cash provided (used) by:
Operating activities	$1,235	$1,691
Financing activities	1,395	1,088
Investing activities	(2,630)	(2,749)
Increase (decrease) in cash and cash equivalents	$—	$30

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

•
$1.699 billion, including $1.267 million to Williams, in 2014 and $1.404 billion, including $1.073 billion to Williams, in 2013 related to quarterly cash distributions paid to limited partner unitholders and the general partner;

•	$205 million in 2014 and $300 million in 2013 received in contributions from noncontrolling interests.
Investing activities
Significant transactions include:

•	Capital expenditures of $2.458 billion in 2014 and $2.422 billion in 2013;

Management’s Discussion and Analysis (Continued)

•	Purchases of and contributions to our equity-method investments of $265 million in 2014 and $344 million in 2013.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 2 – Variable Interest Entities, Note 9 – Fair Value Measurements and Guarantee, and Note 10 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2014.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located primarily in Canada. Net assets of our foreign operations were approximately $1 billion at September 30, 2014 and December 31, 2013. These investments have the potential to impact our financial position due to fluctuations in these local currencies arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the respective functional currencies against the U.S. dollar would have changed total partners’ equity by approximately $205 million at September 30, 2014.

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
Changes in Internal Controls Over Financial Reporting
There have been no changes during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.
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

In November 2013, we became aware of deficiencies with the air permit for the Ft. Beeler gas processing facility located in West Virginia.  We notified the EPA and the West Virginia Department of Environmental Protection and are working to bring the Ft. Beeler facility into full compliance.  At September 30, 2014, we have accrued liabilities of $100,000 for potential penalties arising out of the deficiencies.
Other
The additional information called for by this item is provided in Note 10 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except as set forth below:
The time required to return our Geismar plant to operation following the explosion and fire at the facility on June 13, 2013, and the extent and timing of costs and insurance recoveries related to the incident could be materially different than we anticipate and could cause our financial results and levels of distributions to be materially different than we project.
Our projections of financial results and expected levels of distributions are based on numerous assumptions and estimates, including but not limited to the time required to return our Geismar plant to operation and complete the expansion project at the facility following the explosion and fire at the plant on June 13, 2013, and the extent and timing of costs and insurance recoveries related to the incident. Additionally, insurers continue to evaluate our claims and have raised questions around key assumptions involving our business interruption claim; as a result, the insurers have elected to make a partial payment pending further assessment of these issues. Although we currently expect to make full recovery of $500 million in insurance proceeds related to the Geismar incident, there can be no assurance that we will recover the full amount of our claims. Our total receipts from our insurers to date are $225 million. Our financial results and levels of distributions could be materially different than we project if our assumptions and estimates related to the incident are materially different than actual outcomes.
The consummation of the Proposed Merger could be delayed or may fail to occur.

Although each of the conflicts committee of the board of directors of Williams Partners GP LLC and the conflicts committee of the board of directors of Access Midstream Partners GP, L.L.C. has negotiated and approved the terms of the merger agreement and the transactions contemplated thereby including the Proposed Merger, and the boards of directors of each of WPZ and ACMP have approved and adopted the merger agreement, the consummation of the Proposed Merger remains subject to the satisfaction or waiver of conditions to closing contained in the merger agreement. The satisfaction of such conditions to closing are not always within the parties control and, in some cases, are dependent on the actions of third parties including the SEC. In addition, the merger agreement provides certain termination rights that, in specified circumstances, give either or both of WPZ and ACMP the ability to terminate the merger agreement. The failure to satisfy a closing condition or the occurrence of an event giving rise to a termination right could delay or even prevent the consummation of the Proposed Merger.
The successful execution of the integration strategy following the consummation of the Proposed Merger will involve considerable risks and may not be successful.
If the Proposed Merger is consummated, the success of the Proposed Merger will depend, in part, on the ability of the combined company to realize the anticipated benefits from combining ACMP’s and our businesses. Realizing the benefits of the Proposed Merger will depend in part on the integration of assets, operations, functions, and personnel while maintaining adequate focus on the core businesses of the combined company. Any expected cost savings, economies of scale, enhanced liquidity, or other operational efficiencies, as well as revenue enhancement opportunities anticipated from the combination of ACMP and us, or other synergies, may not occur. The full benefit of the Proposed

Merger is also based on an expected upgrade of ACMP’s credit rating by independent credit rating agencies following the consummation of the Proposed Merger. This upgrade may not occur.
The combined company’s management team will face challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs. If management of the combined company is unable to minimize the potential disruption of the combined company’s ongoing business and the distraction of management during the integration process, the anticipated benefits of the Proposed Merger may not be realized or may only be realized to a lesser extent than expected. In addition, the inability to successfully manage the implementation of appropriate systems, policies, benefits, and compliance programs for the combined company or the geographically more diverse and substantially larger combined organization could have an adverse effect on the combined company after the Proposed Merger. These integration-related activities also could have an adverse effect on each of ACMP and us pending the completion of the Proposed Merger.
It is possible that the integration process could result in the loss of key employees, as well as the disruption of each of ACMP’s and our ongoing businesses or the creation of inconsistencies between ACMP’s and our standards, controls, procedures, and policies. Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with service providers, customers, and employees after the Proposed Merger or to achieve the anticipated benefits of the Proposed Merger.
The combined company’s operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expenses, or other changes related to the Proposed Merger. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Proposed Merger and materially and adversely affect the combined company’s business, operating results, and financial condition.
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

•
As of September 30, 2014, Williams owns common and Class D units representing an approximate 64 percent limited partner interest in us. If a vote of limited partners is required in which Williams is entitled to vote, Williams will be able to vote its units in accordance with its own interests, which may be contrary to our interests or the interests of our unitholders;

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

Item 6. Exhibits

Exhibit No.		Description

+Exhibit 2.1	—
Agreement and Plan of Merger dated as of October 24, 2014, by and among Williams Partners L.P., Williams Partners GP LLC, Access Midstream Partners, L.P., Access Midstream Partners GP L.L.C., and VHMS LLC (filed on October 27, 2014 as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

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
Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, and 11 (filed on May 1, 2014 as Exhibit 3.3 to Williams Partners L.P.’s Form 10-Q (File No. 001-32599) and incorporated herein by reference).

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

+	Pursuant to item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)
By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
October 30, 2014

EXHIBIT INDEX

Exhibit No.		Description

+Exhibit 2.1	—
Agreement and Plan of Merger dated as of October 24, 2014, by and among Williams Partners L.P., Williams Partners GP LLC, Access Midstream Partners, L.P., Access Midstream Partners GP L.L.C., and VHMS LLC (filed on October 27, 2014 as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

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
Amended and Restated Agreement of Limited Partnership of Williams Partners L.P. (including form of common unit certificate), as amended by Amendments Nos. 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, and 11 (filed on May 1, 2014 as Exhibit 3.3 to Williams Partners L.P.’s Form 10-Q (File No. 001-32599) and incorporated herein by reference).

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

+	Pursuant to item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.